Form 10-Q
period 1996-03-31
BOX ENERGY CORP
filed 1996-05-14
CIK 874992

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                Form 10-Q
        (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                    OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                       Commission file number 1-11516


                           BOX ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)



                                   Delaware
                   (State of incorporation or organization)

                                   75-2369148
                      (I.R.S. employer identification no.)

               8201 Preston Road, Suite 600, Dallas, Texas  75225-6211
               (Address of principal executive offices)     (Zip code)

                                 (214) 890-8000
               (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No


     There were 3,250,110 outstanding shares of Class A (Voting) Common Stock, $1 par value, on May 13, 1996. There were also 17,553,010 outstanding shares of Class B (Non-Voting) Common Stock, $1 par value, on such date.

                           BOX ENERGY CORPORATION

                                   INDEX


                                                                  Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets as of March 31, 1996
            and December 31, 1995                                   3

            Condensed Statements of Income - Three Months
            Ended March 31, 1996 and 1995                           4

            Condensed Statements of Cash Flows -
            Three Months Ended March 31, 1996 and 1995              5

            Notes to Financial Statements                           6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                        15

Item 2.   Changes in Securities                                    15

Item 3.   Defaults upon Senior Securities                          15

Item 4.   Submission of Matters to a Vote of Security Holders      15

Item 5.   Other Information                                        15

Item 6.   Exhibits and Reports on Form 8-K                         15

               PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
                               BOX ENERGY CORPORATION
                              CONDENSED BALANCE SHEETS
                         (In thousands, except share data)

                                           March 31,    December 31,
                                           1996          1995
                                          ___________   ____________
ASSETS                                    (Unaudited)
Current assets
  Cash and cash equivalents                $   7,855      $  21,644
  Marketable securities -
   available for sale                         38,284         24,757
  Accounts receivable - oil and
   natural gas                                 7,550          8,048
  Accounts receivable - other                    532            606
  Prepaid expenses and other
   current assets                              3,172            663
                                           ___________   ____________
    Total current assets                      57,393         55,718
                                           ___________   ____________
 Properties
  Oil and natural gas properties
   (successful-efforts method)               172,578        165,454
  Other properties                             3,220          3,096
  Accumulated depreciation,
   depletion and amortization                (97,659)       (93,651)
                                           ___________   ____________
     Total properties                         78,139         74,899
                                           ___________   ____________
Other assets
  Deferred income tax asset
  (net of valuation allowance)                11,771         13,027
  Deferred charges
  (net of accumulated amortization)            1,781          1,847
                                           ___________   ____________
    Total other assets                        13,552         14,874
                                           ___________   ____________
      Total assets                         $ 149,084      $ 145,491
                                           ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                         $   5,133      $   4,829
  Accrued interest payable                     1,540            391
  Accrued transportation payable
   - related party                               243            289
  Net Profits expense payable                  2,784          2,858
                                           ___________   ____________
    Total current liabilities                  9,700          8,367
                                           ___________   ____________
Convertible subordinated notes payable        55,077         55,077
                                           ___________   ____________
    Total liabilities                         64,777         63,444
                                           ___________   ____________
Commitments and contingencies (Note 3)
Stockholders' equity
  Common stock, $1.00 par value
    Class A (voting) - 15,000,000 shares
      authorized; 3,250,110 shares issued
      and outstanding                          3,250          3,250
    Class B (non-voting) - 30,000,000 shares
      authorized; 17,553,010 shares issued
      and outstanding                         17,553         17,553
    Additional paid-in capital                25,197         25,197
    Retained earnings                         38,620         36,204
    Valuation allowance for
      marketable securities                     (313)          (157)
                                           ___________   ____________
    Total stockholders' equity                84,307         82,047
      Total liabilities and                ___________   ____________
       stockholders' equity                $ 149,084      $ 145,491
                                           ===========   ============

               See accompanying Notes to Financial Statements.

                             BOX ENERGY CORPORATION
                          CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)
                    (In thousands, except per share amounts)


                                             Three Months Ended
                                                  March 31,
                                              1996         1995
                                           ___________   ____________
Revenues
  Oil Sales                                 $  4,433     $  2,781
  Natural gas sales                           13,497       10,217
  Other income                                 1,143        1,516
                                           ___________   ____________
    Total revenues                            19,073       14,514
                                           ___________   ____________
Costs and expenses
  Operating costs                              1,486        1,404
  Net Profits expense                          4,221        2,814
  Exploration expense                          2,467        2,699
  Depreciation, depletion
   and amortization                            3,984        2,923
  General and administrative expenses          1,917        1,951
  Reorganization costs                           -            723
  Interest and financing costs                 1,241        1,160
                                           ___________   ____________
    Total costs and expenses                  15,316       13,674
                                           ___________   ____________
      Income before income taxes               3,757          840
Income tax expense                             1,340          101
                                           ___________   ____________
    Net Income                              $  2,417     $    739
                                           ===========   ============

Primary earnings per share                  $   0.12     $   0.04
                                           ===========   ============

Weighted average shares of common stock
 and common stock equivalents outstanding     20,806       20,803
                                           ===========   ============

             See accompanying Notes to Financial Statements.

                           BOX ENERGY CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)


                                               Three Months Ended
                                                    March 31,
                                              1996         1995
                                           ___________   ____________
Cash flow from operations
  Cash received from customers for
   oil and natural gas sales                $ 18,428     $ 12,291
  Cash received from other sources               528          333
  Cash received from interest income             647          692
  Cash paid to suppliers and employees        (6,791)      (5,364)
  Cash paid to Net Profits interest owner     (4,295)      (3,212)
  Cash paid for interest and financing
   expense                                       (26)         (19)
                                           ___________   ____________
    Net cash flow from operations              8,491        4,721
                                           ___________   ____________
Cash flow from investments
  Payments for capital expenditures           (8,553)      (3,934)
  Investment in marketable securities        (13,770)          -
  Proceeds from sale of property                  43          635
                                           ___________   ____________
    Net cash flow used for investments       (22,280)      (3,299)
Net increase (decrease) in cash and cash
  equivalents                                (13,789)       1,422
Cash and cash equivalents at beginning
  of period                                   21,644       17,496
                                           ___________   ____________
Cash and cash equivalents at end of
 period                                     $  7,855     $ 18,918
                                           ===========   ============

Reconciliation of net income to
  net cash flow from operations:
Net income                                  $  2,417     $    739
  Depreciation, depletion
   and amortization                            3,984        2,923
  Amortization of deferred charges                66           58
  Amortization of premium
   on marketable securities                        3            4
  Dry hole and impaired property costs         1,328          410
  (Gain) on sale of assets                       (43)        (610)
  Deferred income tax expense                  1,340          101
  (Increase) decrease in accounts
    receivable                                   572         (591)
  (Increase) decrease in prepaid expenses
    and other current assets                  (2,509)         240
  Increase in accounts payable                 1,407        1,845
  (Decrease) in Net Profits expense payable      (74)        (398)
                                            ___________   ____________
Net cash flow from operations               $  8,491     $  4,721
                                            ===========   ============

             See accompanying Notes to Financial Statements.

                           BOX ENERGY CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 1996

Note 1. Accounting Policies and Basis of Presentation

     These financial statements include the accounts of Box Energy Corporation, a Delaware corporation (the "Company"). Formed in 1991, the Company was inactive until it acquired all of the assets and liabilities of OKC Limited Partnership (the "Predecessor Partnership") on April 15, 1992 in exchange for the common stock of the Company, which stock was distributed to the general partners, limited partners and other unitholders of the Predecessor Partnership (the "Corporate Conversion"). The Corporate Conversion was accounted for in a manner similar to a pooling of interests as the unitholders of the Predecessor Partnership received an equivalent equity interest in the Company. Accordingly, the assets and liabilities were recorded at historical costs of the Predecessor Partnership, except for a deferred income tax asset which resulted from an increase in the federal income tax basis of the Company's assets as a result of the Corporate Conversion. Certain reclassifications for prior periods have been made to conform with the current period presentation.

     The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, may not include all disclosures required in financial statements prepared in conformity with generally accepted accounting principles. Financial information provided in this report reflects all transactions and adjustments which are, in the opinion of management, necessary for a fair statement of results of operations and financial position of the Company for the interim periods presented. All adjustments are of a normal recurring nature. The condensed balance sheet as of December 31, 1995 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1995, which were included in the Company's 1995 Annual Report to Shareholders. The results of operations of the Company for the three months ended March 31, 1996 are not necessarily indicative of the results for the full year 1996. No material changes in the significant accounting policies or details of accounts were made during the interim periods presented, except for the following changes in Marketable Securities.

Marketable Securities

     In addition to the United States Treasury Notes ("Treasury Notes") held at December 31, 1995, the Company purchased marketable securities during the first quarter of 1996 which consist of the following: Treasury Notes totaling $1.0 million; Federal Agency securities totaling $2.5 million and other high grade corporate debt securities totaling $10.3 million. As of March 31, 1996, the marketable securities will mature as follows, $11.3 million within one year, $26.0 million between one and five years and $1.0 million between 5 and 10 years.

Note 2.  Related Party Transactions

     The Amended and Restated Certificate and Articles of Limited Partnership of the Predecessor Partnership (the "Partnership Agreement") provided that the Predecessor Partnership could transact business with an affiliate if such transaction was fair and reasonable to the Predecessor Partnership and on terms no less favorable to the Predecessor Partnership than could be obtained from an unrelated party. Similarly, the Board of Directors of the Company has authorized the Company to enter into a transaction with an affiliate of the Company so long as the Board of Directors determines that such a transaction is fair and reasonable to the Company and is on terms no less favorable to the Company than can be obtained from an unaffiliated party in an arms' length transaction.

     Box Brothers Holding Company, a Delaware corporation, owns approximately 57% of the Class A (Voting) Common Stock of the Company, as well as 94% of the outstanding stock of CKB Petroleum, Inc. ("CKB Petroleum") and CKB & Associates, Inc. ("Associates"). In March 1985, CKB Petroleum purchased a minority interest in the pipeline transporting oil from the wells in the Company's South Pass blocks to Venice, Louisiana. Prior to that date, an unaffiliated party charged the Predecessor Partnership an oil transportation tariff of $2.75 per barrel for transporting oil from the South Pass blocks to Venice, Louisiana. Since that date, CKB Petroleum has charged the Predecessor Partnership, and then the Company, an oil transportation tariff of $2.75 per barrel for such transportation services. Such tariff was published and filed with the Federal Energy Regulatory Commission, which regulates such rates. The rate has remained uniform since 1982 among all owners of the pipeline from South Pass Block 89 Field. For the three months ended March 31, 1996 and 1995, the Company incurred oil pipeline transportation charges payable to CKB Petroleum in the amount of $763,000 and $550,000, respectively. See
Note 3. Contingencies.

     The purchase and subsequent ownership of this pipeline interest has been the subject of litigation in the case of Griffin, et al. v. Box, et al. (the "Griffin" case). This case was recently reversed on appeal and remanded for a new trial with respect to certain derivative claims against the Estate of Cloyce K. Box (the "Estate") and Associates and in favor of the Company. See Note 3. Contingencies. Cloyce K. Box and Associates (collectively, the "General Partners") were the general partners of the Predecessor Partnership during its existence from May 1981 until the Corporate Conversion in April 1992. Cloyce K. Box passed away in October 1993, and his Estate was substituted for him in the Griffin litigation.

     The Partnership Agreement provided that the General Partners were to be indemnified for litigation expenses in certain situations in which they were sued in their capacity as general partners of the Predecessor Partnership. Accordingly, the Predecessor Partnership, and later the Company, paid the legal expenses and other defense costs of the General Partners during a large portion of the Griffin litigation. Such payments were required under the Partnership Agreement as a result of the General Partners' execution of a written undertaking to repay the Company for any such litigation expenses advanced on their behalf if it was later determined that such advancements were not subject to indemnification by the Company. In March 1994, the Company stopped paying the legal expenses and other defense costs of the General Partners; however, the General Partners may in the future seek reimbursement from the Company for its failure to pay such legal fees and costs.

     Even if the Griffin case had been affirmed on appeal by the United States Fifth Circuit Court of Appeals, it is doubtful that a significant portion of the judgment, including attorneys fees and costs, would have been recovered by the Company as a result of its claim in the Probate Court against the Estate because of the uncertainties surrounding the value and liquidity of the net assets of the Estate and Associates and the amount of other claims pending against the Estate.

     In March 1995, the Company's current directors, two of its former directors and several of its current officers were named as defendants in a lawsuit filed in state district court in Dallas, Texas by the same plaintiffs as in the Griffin case. In addition, the Company's current directors have been named as defendants in two class action lawsuits filed in the Delaware Chancery Court in Wilmington. See Note 3. Contingencies. In accordance with the By-laws of the Company, the defendants have executed a written undertaking to repay the Company for any such expenses advanced on their behalf if it is later found that such costs were not subject to indemnification by the Company. Although the plaintiffs in the Griffin litigation have requested that the court prohibit the advancement of such defense costs, the Company believes it has indemnification obligations to the defendants as a result of the lawsuits.

Note 3.  Contingencies

Griffin Cases

     The case of Griffin, et al. v. Box, et al. was filed in November
1987 in the United States District Court for the Northern District of Texas in Dallas. The plaintiffs are a small group of former unitholders of the Predecessor Partnership, including J.R. Simplot, a former unitholder whose units of the Predecessor Partnership have since been converted to approximately 15% of the Company's Class B (Non-Voting) Common Stock. The defendants are the General Partners, certain of their affiliates and the Predecessor Partnership. The Estate was substituted in the place of Cloyce
K. Box in the litigation after his death in October 1993. As a result of the Corporate Conversion, the Company will receive all benefits, and will suffer all detriments, if any, of the Predecessor Partnership in the litigation.

     Plaintiffs made two types of claims in this case. First, plaintiffs sought individual damages for alleged securities law violations and a declaratory judgment regarding their voting rights. All of the plaintiffs' claims for individual damages and voting rights were denied by the district court at trial in October 1992.

     Secondly, plaintiffs brought derivative claims on behalf of the Predecessor Partnership alleging that the General Partners breached the Partnership Agreement, breached fiduciary duties and violated an implied covenant of good faith and fair dealing in relation to three transactions. The derivative defendants' motion that the plaintiffs lacked standing on the derivative claims was rejected by the district court. The first transaction was the 1985 purchase of an interest in an oil pipeline by CKB Petroleum. See Note 2. Related Party Transactions. The second transaction involved the amount of general and administrative expenses paid by the Predecessor Partnership prior to the Corporate Conversion. The third transaction was a loan made by the Predecessor Partnership to an unaffiliated individual. Plaintiffs alleged actual damages of $20.0 million and punitive damages of $60.0 million. In addition, plaintiffs alleged that the General Partners engaged in racketeering activities in relation to the three transactions.

     In October 1992, the jury returned a verdict on the derivative claims finding that the General Partners did not breach the Partnership Agreement but breached fiduciary duties and an implied covenant of good faith and fair dealing arising from the Partnership Agreement. The jury awarded actual damages of approximately $20.0 million and future damages of approximately $6.2 million in favor of the Predecessor Partnership and against the General Partners relating to the pipeline transaction. Minor damages were awarded on the general and administrative expenses issue while no damages were awarded based on the loan transaction. In addition, the jury found no violation of the racketeering statutes. Punitive damages of approximately $2.2 million were awarded against Cloyce K. Box.

     In March 1994, the district court entered its initial judgment in favor of the Company and against the Estate and Associates in the amount of $20.1 million for past damages and against the Estate in the amount of $2.2 million for punitive damages. In addition, the judgment imposed a constructive trust for the benefit of the Company upon the pipeline interest owned by CKB Petroleum, in lieu of the $6.2 million in future damages included in the verdict. The judgment also dismissed the plaintiffs' claims for individual damages and voting rights for their Class B (Non-Voting) Common Stock.

     In October 1994, the district court amended its final judgment to include prejudgment and post judgment interest. The district court also stated in its amended judgment that it will issue a further order regarding the constructive trust and require an accounting on post trial damages pertaining to the pipeline. In a separate order, the district court granted the plaintiffs' motion for attorneys' fees and costs without specifying the amount awarded. The plaintiffs sought $3.5 million in attorneys' fees and costs.

     Following trial, the plaintiffs filed a motion with the district court challenging the foreclosure transaction in February 1994 in which Box Brothers Holding Company acquired all of the Class A (Voting) Common Stock of the Company formerly owned by the Estate. The district court denied this motion without prejudice on the basis that it has no jurisdiction to rule on the motion. Following this ruling by the district court, the plaintiffs filed an adversary proceeding in the bankruptcy case of Box Brothers Holding Company then pending in Wilmington, Delaware. In February and March 1995, the bankruptcy court dismissed the adversary proceeding with prejudice and granted Box Brothers Holding Company's objection to plaintiffs' proof of claim, respectively, and held that Box Brothers Holding Company has no liability to the plaintiff group. In April 1995, the plan of reorganization of Box Brothers Holding Company was approved by the bankruptcy court. The plaintiffs' appeals of the rulings in the adversary proceeding, the proof of claim and the confirmation order were denied by the United States District Court in February 1996. The plaintiffs have now appealed all three rulings to the United States Court of Appeals for the Third Circuit.

     The plaintiffs, the Estate, Associates, and CKB Petroleum all filed notices of appeal in the Griffin, et. al. v. Box, et. al. case to the United States Court of Appeals for the Fifth Circuit. Oral arguments were heard on November 6, 1995. Following oral arguments, the appellate court took the case under submission. On May 2, 1996 the United States Court of Appeals for the Fifth Circuit issued its opinion in the Griffin litigation. The Fifth Circuit (i) reversed the judgment and related damages against the Estate and Associates, and remanded the case for a new trial because of the jury's inconsistent answers to the liability issues;
(ii) ruled that the trial court's imposition of the constructive trust was improper; (iii) affirmed the trial court's dismissal of the plaintiffs' individual claims for monetary damages; (iv) ruled that one plaintiff, James Lyle, was an original limited partner and remanded the case for a new trial to determine the number of voting shares to which he is entitled; (v) remanded the case for further fact findings to determine whether two other plaintiffs, Hayden McIlroy and B. R. Griffin, were original limited partners and the amount, if any, of voting stock to which they are entitled; (vi) affirmed the trial court's judgment that plaintiffs J. R. Simplot and David Hawk were not entitled to voting stock; and (vii) found that the trial court had erred in granting plaintiffs' attorneys fees. The Company continues to study the Fifth Circuit's opinion and cannot at this time accurately predict what developments will occur as a result of the opinion.

     For the three months ended March 31, 1996 and 1995, the pipeline operations on which a constructive trust was imposed by the district court in the Griffin case earned operating revenues of $763,000 and $550,000, respectively. Interest income of $27,000 and $12,000 was earned during the three months ended March 31, 1996 and 1995, respectively. Expenses, not including income taxes, of $268,000 and $253,000, were incurred for the three months ended March 31, 1996 and 1995, respectively. None of these amounts have been included in the Company's income statements for such periods because the Griffin case was then on appeal. A separate bank account for the pipeline activity was established immediately after the initial judgment imposed the constructive trust for the benefit of the Company. Operating revenues received and expenses paid for the pipeline interest subsequent to that date have been deposited into, and paid from, this account. The balance in this account at March 31, 1996 was $3.1 million. Such amount has not been included in the Company's balance sheet as of that date.

     In March 1995, the same plaintiffs as in the Griffin litigation described above filed an action against the Company, all of its present directors, two of its former directors, its vice president and chief financial officer, its senior vice president/operations and its vice president and controller in the state district court in Dallas, Texas. In their action, the plaintiffs allege that the defendants breached their fiduciary duty to the Company in relation to the collection of the trial court judgment entered in favor of the Company in the Griffin litigation. The plaintiffs further allege conflicts of interest among the directors, misappropriation of corporate assets, breaches of good faith and fair dealing, and wrongful payment of certain attorney's fees in the Griffin case. These claims are apparently alleged both on behalf of the plaintiffs as individuals and derivatively on behalf of the Company. The damages sought exceed $50 million plus $100 million in punitive damages against each defendant. The action has been abated pending resolution of the underlying case by the U.S. Fifth Circuit Court of Appeals. The defendants are expected to defend the action vigorously. The Company anticipates that it will be required to advance the defense costs of the defendants during the litigation although the plaintiffs have requested that the court prohibit the advancement of such defense costs. In addition, the Company may have indemnification obligations to the defendants as a result of the lawsuit.

Phillips Petroleum Case

     In August 1990, Phillips Petroleum Company ("Phillips") brought an action against the Predecessor Partnership now pending in state court in Orleans Parish, Louisiana, claiming that Phillips is entitled, pursuant to its 33% Net Profits interest in South Pass Block 89, to receive an overriding royalty interest for months in which monthly net profits were not achieved. In addition, Phillips claims that the net profits account is being charged an excessive oil transportation fee. In September 1991, this lawsuit was amended by Phillips to include a claim that the entire $69.6 million lump sum cash payment received by the Predecessor Partnership in its 1990 settlement of litigation with Texas Eastern Transmission Corporation ("Texas Eastern Settlement") should have been credited to the net profits account. Under this latter claim, Phillips alleges damages in excess of $21.5 million. The Company previously credited the net profits account with $5.8 million of the $69.6 million received in the Texas Eastern Settlement, which is all of the Texas Eastern Settlement proceeds that the Company believes should be credited to the net profits account. On the first two claims, Phillips alleges aggregate damages of several million dollars. Phillips further seeks double damages, interest, attorneys fees and cancellation of the farmout agreement. The Company is vigorously defending the litigation on the basis that such amounts are not payable under the Net Profits interest and that Phillips is not entitled to any of the damages sought. In March 1993, Phillips filed a motion for summary judgment on its claim relating to the Texas Eastern Settlement. That motion was denied by the court in July 1993. Discovery is ongoing by both parties. An initial trial date setting of September 26, 1996 has been made by the court.

Devere and Nealon Cases

     Two class actions, one styled Melissa Devere v. John F. Arning, Don
D. Box, Thomas D. Box, Kent R. Hance, Sr., John L. Kelsey, Alan C. Shapiro, Norman W. Smith, Ewell Doak Walker and Box Energy Corporation, and the other styled Caren M. Nealon and B. Peter Knudson v. John F. Arning, Don D. Box, Thomas D. Box, Kent R. Hance, Sr., John L. Kelsey, Alan C. Shapiro, Norman W. Smith, Ewell Doak Walker, Richard S. Whitesell, Jr. and Box Energy Corporation, were filed in the Chancery Court of Delaware in Wilmington in April and May 1995, respectively. In both cases the plaintiffs are shareholders of the Company's Class B (Non-Voting) Common Stock. The defendants are the Company and its current Board of Directors. Richard S. Whitesell, Jr., a former director, has been dismissed from the cases. The actions allege that the Company failed to make a proper response to offers or overtures previously made to purchase the Company's stock by J.R. Simplot and Phoenix Canada Oil Co. Ltd. and has failed to solicit other offers for the sale of the Company. The Company believes these class actions are without legal merit and will defend the suits vigorously. The cases have been consolidated. All of the defendants have filed or joined a motion seeking to dismiss the consolidated case. Further, the defendants have filed a motion to stay discovery while the motion to dismiss is pending. The court has yet to set a briefing schedule for either motion. The Company cannot predict when these motions will be resolved or the outcome of these cases.

Other Contingencies

     The Company is not a party to any material pending legal proceedings other than that described or referred to above. If the Company is not successful in the foregoing suits, it is the opinion of the Company that any adverse judgements, other than certain possible results of the litigation described above, would not have a material adverse effect on the Company.

     In March 1996, Box Brothers Holding Company, the beneficial owner of 57% of the Company's outstanding Class A (Voting) Common Stock, along with Don D. Box, Gary D. Box and Douglas D. Box, filed an amended Schedule 13D with the Securities and Exchange Commission. The amended Schedule 13D set forth that Box Brothers Holding Company, Don D. Box, Gary D. Box and Douglas D. Box are "currently exploring ways to maximize value to stockholders of [Box Energy], including, without limitation, the sale of [Box Energy] and changes to management of [Box Energy]." Management of the Company cannot accurately predict the future actions of Box Brothers Holding Company or the impact of those actions.

     In May 1993, the U. S. Department of the Interior's Minerals Management Service ("MMS") stated a new position that royalties are payable on gas contract settlement proceeds to resolve take-or-pay, buy-out, buy-down or pricing disputes involving a federal government oil and gas lease. The Company has complied with all filing requirements and disclosed the Texas Eastern Settlement to the MMS. Relying on the holding by the U.S. Fifth Circuit Court of Appeals in a case styled Diamond Shamrock Exploration Co. v. Hodel and a prior rule of the MMS, the Company paid a one-sixth royalty to the MMS on $5.8 million of the $69.6 million received in the Texas Eastern Settlement, which is all of the royalty that the Company believes is due on the Texas Eastern Settlement proceeds. It is uncertain whether the MMS will accept the Company's calculation of royalty on the Texas Eastern Settlement. The ultimate outcome of these events or potential claims made by the MMS against the Company, if any, cannot be determined at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties about the business, long-term strategy, financial condition and future of the Company. Factors that may affect future results are included in the discussion below as well as in Part I, Items 1 and 2 of the Company's Form 10-K for the year ended December 31, 1995. Actual results could differ materially from those forward-looking statements.

Liquidity and Capital Resources

     On March 31, 1996, the Company's current assets exceeded its current liabilities by $47.7 million. Cash, cash equivalents and marketable securities totaled $46.1 million on that date. The ratio of the Company's current assets to current liabilities on March 31, 1996 was 6 to 1.

     The Company's cash flow from operations for the first three months of 1996 increased by $3.8 million to $8.5 million, constituting an 80% increase when compared to $4.7 million for the first three months of 1995. The increase resulted primarily from increased cash revenues received from oil and natural gas sales. The increase in cash received from oil and natural gas sales was primarily a result of higher natural gas production from Platform "B" and oil and natural gas production from Platform "D", which began production in May 1995. Platform "B" natural gas sales increased because of production from Well B-13S, which was recompleted in September 1995, and production from Well B-11S, which commenced in August 1995. In addition, a five-day gas deliverability test for three Platform "B" gas wells resulted in increased natural gas sales by the Company effective October 1, 1995 under its long-term gas sales contract.

     The Company's future revenues, net income and cash flow from operations are dependent upon natural gas produced from U-sand gas wells in the Platform "B" area because of the high production rate from a limited number of such wells and the high contract price for natural gas production from those wells. Unforeseen mechanical or other failures of these wells or significant reductions in estimated natural gas reserves can potentially have an immediate and significant impact on the operations and profitability of the Company. The Company attempts to minimize these risks by maintaining multiple take points from the Platform "B" U-sand reservoir and by its on-going effort to diversify its oil and natural gas production from other areas.

     In March 1996, initial production began from two new gas wells drilled in Main Pass Block 262 at a combined gross rate of 32.7 MMcfgd, or
9.1 MMcfgd net to the Company's working interest. Main Pass Block 262 was one of the three blocks that the Company acquired at the offshore Gulf of Mexico lease sale in May 1995 and is part of the Company's diversification efforts in the Gulf of Mexico. The Company anticipates drilling a third well in this block during the second quarter of 1996. Natural gas production from this block is expected to add over $4.0 million to oil and natural gas revenues this year.

     Also in March of this year, Well B-11S, a gravel-packed well in South Pass Block 89, began producing high levels of sand. As a result, the well was shut-in and production curtailed, resulting in lower natural gas sales of almost 2.0 MMcfgd to the Company's net revenue interest. The Company anticipates making a workover attempt on this well during the second quarter of this year.

     A new five day gas deliverability test was conducted for the three Platform "B" gas wells in April 1996. The Company's net working interest deliverability ("Seller's Delivery Capacity") on this test was 10.1 MMcfgd, a 38% decrease from the Company's previous Seller's Delivery Capacity of 16.2 MMcfgd. The decrease resulted from reduced production from Well B-11S, coupled with the natural depletion of the reservoir associated with Well B-13S. The Company's long-term natural gas sales contract covering production from South Pass Block 89 requires the gas purchaser to take or pay for 80% of the Seller's Delivery Capacity from the Company's gas wells, which is now 8.1 MMcfgd, or 6.7 MMcfgd after payment of royalties. The gas contract does not limit the sales of casinghead gas from the Company's oil wells in South Pass Block 89.

     Significant fluctuations in oil and natural gas prices can have a material effect on the Company's revenue, net income and cash flow from operations, although the Company's long-term gas sales contract with fixed prices escalating each year until July 2002 is thought to provide stability for pricing related to natural gas production from South Pass Block 89.

     The Company's capital expenditures for the first three months of 1996 increased by 118% to $8.5 million from $3.9 million for the same three month period in the prior year. Almost one half, or $4.1 million, of the capital expenditures were incurred in Main Pass Block 262, including costs for platform fabrication and the drilling and completion of two Main Pass wells. During the first quarter of 1996, the Company incurred capital expenditures of $1.9 million for leasehold costs and initial drilling costs for an exploratory well being drilled in Ship Shoal Block 352. Other capital expenditures during the first quarter of 1996 included drilling costs in the amount of $1.6 million for seven onshore wells in Alabama, Texas and New Mexico, leasehold costs totaling $348,000 for additional onshore prospects and $408,000 for various capital expenditures on the Company's South Pass blocks.

     In April 1996, the Company participated in the high bid on five out of seven blocks at the federal offshore oil and gas lease sale for the central portion of the Gulf of Mexico. The five blocks include a 33% working interest in Ship Shoal Block 116; a 50% working interest in Ship Shoal Blocks 309 and 353; a 50% working interest in South Timbalier Block 214 and a 100% working interest in South Timbalier Block 279. Oil and gas leases for the five blocks, which cover 22,500 gross acres, will be subject to the approval of the United States Department of Interior's Minerals Management Service ("MMS"). In the bids submitted, the Company committed $2.5 million for its net share of leasehold bonus for the five oil and gas leases. The Company may sell or exchange part of its working interest in one or more of the above blocks for interests in other offshore blocks.

     The Company's capital investment and exploration budget for 1996 is $37.0 million, which includes $6.9 million for South Pass area capital expenditures, $18.2 million for non-South Pass prospects in the Gulf of Mexico and $11.9 million for onshore acquisition, drilling and exploration operations. The Company has not yet determined the impact on its 1996 capital investment and exploration budget if oil and gas leases on one or more of the five additional offshore Gulf of Mexico blocks are awarded by the MMS. The Company believes that its capital investment and exploration budget will be primarily funded from cash flow from operations throughout the year with additional capital requirements being met by existing cash and cash equivalents or sales of marketable securities, if required.

     During March 1996, the Company purchased marketable securities in the amount of $13.8 million. The securities are high-grade fixed income securities with an "AA" rating, or higher, and maturities of five years or less.

     The Company's $25.0 million line of credit facility will expire in June 1996, at which time the Company expects to renew the line of credit on similar terms. The line of credit with a current borrowing base of $10.0 million is collateralized by the Company's South Pass oil and gas properties. The Company has issued letters of credit to the MMS totaling $100,000 against this line of credit in connection with the Company's oil and gas leases in the Gulf of Mexico.

     The Company's liquidity and capital resources could be adversely affected if the Company were to make a significant acquisition of properties, by certain possible outcomes of litigation, a material decline in oil or natural gas prices received by the Company or a material decline in oil or natural gas production or reserves.

Results of Operations

     Net income for the first quarter of 1996 was $2.4 million, or $0.12 per share, constituting a 227% increase when compared to net income of $739,000, or $0.04 per share, during the first quarter of 1995. This increase resulted from a 31% increase in total revenues, which in turn was caused by a increase in Platform "B" natural gas production, oil and natural gas production from Platform "D" commencing in May 1995 and the initial production from non-South Pass areas. The increase in total revenues was partially offset by a 12% increase in total costs and expenses, which was primarily comprised of increased Net Profits expense and depreciation, depletion and amortization of oil and natural gas properties.

     Net sales volumes and average sales prices of the Company's oil and natural gas production (including the proceeds from the sale of liquids extracted from the natural gas) for the first quarters of 1996 and 1995 were as follows:

                                       Three Months Ended
                                            March 31,         Increase
                                       1996         1995     (Decrease)
                                    __________   _________   __________
Net sales volumes:
  Oil (Bbls):
    Platform "B"                       63,000       87,000     (24,000)
    Platform "C"                       55,000       80,000     (25,000)
    Platform "D"                      110,000         -        110,000
    Other-all onshore                  14,000         -         14,000
                                    __________   _________   __________
Total oil sales volumes               242,000      167,000      75,000
                                    ==========   =========   ==========
Natural gas (Mcf):
    Platform "B"                    1,001,000      938,000      63,000
    Platform "C"                      379,000      395,000     (16,000)
    Platform "D"                      358,000         -        358,000
    Main Pass Block 262                62,000         -         62,000
    Other-all onshore                  10,000         -         10,000
                                    __________   _________   __________
Total natural gas sales volumes     1,810,000    1,333,000     477,000
                                    ==========   =========   ==========

Average sales prices:
  Oil (per Bbl)                        $18.31       $16.67      $ 1.64
  Natural gas (per Mcf)                $ 7.45       $ 7.67     ($  .22)


     Total oil revenues increased by $1.7 million, or 59%, during the first quarter of 1996 when compared to the first quarter of the prior year. Production from new sources, primarily Platform "D", added $2.3 million to oil revenues, and a 10% increase in the average oil price received added $278,000 to oil revenues. A revenue decrease of $900,000 attributable to the natural depletion of oil reserves on Platforms "B" and "C" offset these increases in oil revenue.

     Natural gas revenues increased by $3.3 million, or 32%, to $13.5 million for the first three months of 1996 compared to the same three-month period last year. The increase resulted principally from the following three reasons. First, natural gas revenues increased by $1.2 million as a result of natural gas production from Platform "D" and by $175,000 from initial non-South Pass natural gas production, primarily from Main Pass Block 262. Second, natural gas production from Platform "B" increased by 63,000 Mcf as the result of the initial production from Well B-11S and from the recompletion of Well B-13S in the third quarter of 1995 and the increased deliverability which resulted from the September 1995 deliverability test. This additional natural gas production increased natural gas sales by $648,000. Third, natural gas prices from South Pass Block 89 wells increased 10% in accordance with the Company's long-term gas sales contract, and natural gas prices for South Pass Block 86 wells increased 107% for the first quarter of 1996 when compared to the same period of 1995. The increase in sales prices added $1.3 million to natural gas revenues. The increases above were offset by a slight decrease in natural gas production from Platform "C".

     Other income decreased by $373,000, or 25%, for the three months ended March 31, 1996 when compared to the same period in prior year. The decrease resulted principally from lower gains on the sale of assets, which was $538,000 higher in 1995 due to the sale of non-core real estate properties in Louisiana and Mississippi.

     Net Profits expense increased $1.4 million, or 50%, during the first quarter of 1996 compared to the first quarter of 1995 because of the increased natural gas production from Platform "B" and lower capital expenditures in South Pass Block 89. Exploration expense decreased slightly because of a decrease in 3-D seismic purchases during the first quarter of 1996 compared to the prior year. Depreciation, depletion and amortization expense increased by $1.1 million, or 36%, for the first quarter of 1996 when compared to the same period in the prior year. This increase was due to the commencement of depreciation, depletion and amortization of Platform "D" and other oil and natural gas properties.

     Non-recurring reorganization costs totaling $723,000 were incurred during the first quarter of 1995 by discontinuing certain administrative positions in the Dallas office and closing other offices. The costs included severance payments, rent expense on closed offices, and health insurance and related benefits for terminated employees. No such costs were incurred in the first quarter of 1996. Deferred income tax expense for the first quarter of 1996 increased by $1.2 million, or 1227%, when compared to the first three months of the prior year, as a result of the substantial increase in net income before income taxes in the first quarter of 1996.

                    PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

     Incorporated herein by this reference is the discussion of litigation set forth in Part I, Item 1, Note 3 of this Form 10-Q.

Item 2.   Changes in Securities

     None

Item 3.   Defaults Upon Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     None
Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

   (a)   Exhibits:

         3.1*   Certificate of Incorporation, as amended.

         3.2*   By-Laws.

         4.1*   Form of Indenture.

        10.1* Amended and Restated Certificate and Articles of Limited Partnership of OKC Limited Partnership.

        10.2* Restatement and Amendment of Gas Purchase Contract Dated July 15, 1982, as amended October 5, 1982 and December 21, 1982 and December 26, 1984.

        10.3* Offshore Operating Agreement (SLAM Group), dated as of January 1, 1977, as amended.

        10.4* Farmout Agreement with Aminoil USA, Inc., effective May 1, 1977, dated May 9, 1977.

        10.5*   Assignment of Lease, dated May 26, 1977.

        10.6* Oil and Gas Lease of Submerged Lands under the Outer Continental Shelf Lands Act dated July 1, 1967, covering all of Block 89, South Pass Area, South and East Addition, by the United States of America, as Lessor, dated July 1, 1967, said lease having been assigned to Box Energy Corporation as of April 15, 1992.

        10.7* Oil and Gas Lease of Submerged Lands under the Outer Continental Shelf Lands Act dated July 1, 1967, covering all of Block 86, South Pass Area, South and East Addition, by the United States of America, as Lessor, dated July 1, 1983, said lease having been assigned to Box Energy Corporation as of April 15, 1992.

        10.8* Oil and Gas Lease of Submerged Lands under the Outer Continental Shelf Lands Act dated July 1, 1967, covering all of Block 87, South Pass Area, South and East Addition, by the United States of America, as Lessor, dated September 1, 1985, said lease having been assigned to Box Energy Corporation as of April 15, 1992.

        10.9* Transportation Agreement with CKB Petroleum, Inc. dated March 1, 1985, as amended on April 19, 1989.

       10.10* Agreement of Compromise and Amendment to Farmout Agreement, dated July 3, 1989.

       10.11* Settlement Agreement with Texas Eastern Transmission Corporation, dated November 14, 1990.

       10.12*   Guarantee of Panhandle Eastern Corporation, dated November 21,
                1990.

       10.13* Bill of Sale and Assumption of Obligations from OKC Limited Partnership, dated April 15, 1992.

       10.14*   Asset Purchase Agreement, dated April 15, 1992.

       10.15* Sales Agreement with Marathon Oil Company, effective April 1, 1992, dated June 2, 1992, with Amendment, effective June 8, 1992.

       10.16* Sales Agreement with Marathon Oil Company, effective April 1, 1992, dated June 18, 1992.

       10.17*   1992 Incentive Stock Option Plan of Box Energy Corporation.

       10.18*   1992 Non-Qualified Stock Option Plan of Box Energy
                Corporation.

       10.19**  Pension Plan of Box Energy Corporation, effective April 16,
                1992.

       10.20# First Amendment to the Pension Plan of Box Energy Corporation dated December 16, 1993.

       10.21# Platform Sharing Agreement, effective December 10, 1993, regarding Platform "D" in South Pass Block 87.

       10.22## Secured Revolving Credit Loan Agreement by and between Box Energy Corporation, as borrower, and Comerica Bank-Texas, as lender, dated May 13, 1994.

       10.23## Revolving Credit Note dated May 13, 1994, in the maximum principal amount of $25.0 million executed by Box Energy Corporation, payable to Comerica Bank-Texas.

       10.24## Act of Mortgage and Security Agreement dated May 13, 1994, executed by Box Energy Corporation in favor of Comerica Bank-Texas.

       10.25## Second Amendment to the Pension Plan of Box Energy Corporation dated December 31, 1994.

       10.26+ Form of Executive Severance Agreement dated as of December 12, 1995 by and between Box Energy Corporation and key employees.

       10.27+ Form of Letter Agreement regarding severance benefits dated as of December 12, 1995 by and between Box Energy Corporation and employees not covered by Executive Severance Agreements.

       10.28+ First Amendment to Secured Revolving Credit Note Agreement dated May 13, 1995 by and between Box Energy Corporation and Comerica Bank-Texas.

       10.29+ Renewal and Extension Revolving Credit Note dated May 13, 1995, in the maximum principal amount of $25.0 million executed by Box Energy Corporation, payable to Comerica Bank-Texas.

       11.1     Statement regarding computation of earnings per share.

       27       Financial Data Schedule

   (b) The Company did not file a Form 8-K for the quarter ended March
       31, 1996.

[FN]
___________
     *Incorporated by reference to the Company's Registration Statement on Form S-2 (file number 33-52156) filed with the Commission and effective on December 1, 1992.

     **Incorporated by reference to the Company's Form 10-K (file number 0-19967) for the fiscal year ended December 31, 1992 filed with the Commission and effective on or about March 30, 1993.

     #Incorporated by reference to the Company's Form 10-K (file number 0-19967) for the fiscal year ended December 31, 1993 filed with the Commission and effective on or about March 30, 1994.

     ##Incorporated by reference to the Company's Form 10-K (file number 0-19967) for the fiscal year ended December 31, 1994 filed with the Commission and effective on or about March 30, 1995.

     +Incorporated by reference to the Company's Form 10-K (file number 0-19967) for the fiscal year ended December 31, 1995 filed with the Commission and effective on or about March 30, 1996.

[/FN]

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BOX ENERGY CORPORATION



Date:   May 13, 1996               By:    (Thomas D. Box)
       ___________________             _________________________________
                                   Thomas D. Box
                                   President and Chief Executive Officer





Date:   May 13, 1996               By:    (Jill M. Killam)
       ___________________             _________________________________
                                   Jill M. Killam
                                   Vice President and
                                   Chief Financial Officer