Form 10-Q
period 1996-06-30
BOX ENERGY CORP
filed 1996-08-14
CIK 874992

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          Form 10-Q
(Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

                             OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to

                   Commission file number 1-11516


                       BOX ENERGY CORPORATION
          (Exact name of registrant as specified in its charter)



                             Delaware
      (State or other jurisdiction of incorporation or organization)

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

Yes   X    No


     There were 3,250,110 outstanding shares of Class A (Voting) Common Stock, $1 par value, on August 14, 1996. There were also 17,553,010 outstanding shares of Class B (Non-Voting) Common Stock, $1 par value, on such date.

                            BOX ENERGY CORPORATION

                                     INDEX


                                                                          Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

               Condensed Balance Sheets as of June 30, 1996
               and December 31, 1995                                        3

               Condensed Statements of Income - Three Months
               Ended June 30, 1996 and 1995                                 4

               Condensed Statements of Income - Six Months
               Ended June 30, 1996 and 1995                                 5

               Condensed Statements of Cash Flows -
               Six Months Ended June 30, 1996 and 1995                      6

               Notes to Financial Statements                                7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    14


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                19

Item 2.   Changes in Securities                                            19

Item 3.   Defaults upon Senior Securities                                  19

Item 4.   Submission of Matters to a Vote of Security Holders              19

Item 5.   Other Information                                                19

Item 6.   Exhibits and Reports on Form 8-K                                 19

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
                               BOX ENERGY CORPORATION
                              CONDENSED BALANCE SHEETS
                         (In thousands, except share data)

                                                    June 30,     December 31,
                                                     1996           1995
                                                      _______       ________
ASSETS                                            (Unaudited)
Current assets
  Cash and cash equivalents                         $   5,118      $  21,644
  Marketable securities - available for sale           38,363         24,757
  Accounts receivable - oil and natural gas             6,817          8,048
  Accounts receivable - other                             776            606
  Prepaid expenses and other current assets             1,787            663
                                                     ________       ________
    Total current assets                               52,861         55,718
                                                     ________       ________
 Properties
  Oil and natural gas properties (successful-
     efforts method)                                  172,326        165,454
  Other properties                                      3,260          3,096
  Accumulated depreciation,
    depletion and amortization                       (101,802)       (93,651)
                                                     ________       ________
     Total properties                                  73,784         74,899
                                                     ________       ________
Other assets
  Deferred income tax asset
    (net of valuation allowance)                       13,594         13,027
  Deferred charges
    (net of accumulated amortization)                   1,716          1,847
                                                     ________       ________
    Total other assets                                 15,310         14,874
                                                     ________       ________
      Total assets                                  $ 141,955      $ 145,491
                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                  $   3,791      $   4,829
  Accrued interest payable                                391            391
  Accrued transportation payable - related party          214            289
  Net Profits expense payable                           1,695          2,858
                                                     ________       ________
    Total current liabilities                           6,091          8,367
                                                     ________       ________
Convertible subordinated notes payable                 55,077         55,077
                                                     ________       ________
    Total liabilities                                  61,168         63,444
                                                     ________       ________
Commitments and contingencies (Note 3)
Stockholders' equity
  Common stock, $1.00 par value
    Class A (voting) - 15,000,000 shares
      authorized; 3,250,110 shares issued
      and outstanding                                   3,250          3,250
    Class B (non-voting) - 30,000,000 shares
      authorized; 17,553,010 shares issued
      and outstanding                                  17,553         17,553
    Additional paid-in capital                         25,197         25,197
    Retained earnings                                  35,148         36,204
    Valuation allowance for
      marketable securities                              (361)          (157)
                                                     ________       ________
        Total stockholders' equity                     80,787         82,047
                                                     ________       ________
         Total liabilities and
          stockholders' equity                      $ 141,955      $ 145,491
                                                     ========       ========



              See accompanying Notes to Financial Statements.

                             BOX ENERGY CORPORATION
                          CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)
                     (In thousands, except per share amounts)


                                                        Three Months Ended
                                                             June 30,
                                                        1996         1995
Revenues                                              ________     ________
  Oil Sales                                           $  4,472     $  3,051
  Natural gas sales                                     12,163        8,438
  Other income                                           1,226        1,067
                                                      ________     ________
    Total revenues                                      17,861       12,556
                                                      ________     ________
Costs and expenses
  Operating costs                                        1,858        1,134
  Net Profits expense                                    2,838        2,421
  Exploration expense                                    9,686        1,047
  Depreciation, depletion and amortization               4,197        3,299
  General and administrative expenses                    3,348        2,101
  Interest and financing costs                           1,204        1,220
                                                       ________    ________
    Total costs and expenses                            23,131       11,222
                                                       ________    ________
      Income (loss) before income taxes                 (5,270)       1,334
Income tax expense (benefit)                            (1,797)         498
                                                       ________    ________
    Net Income (loss)                                 $ (3,473)    $    836
                                                       ========    ========

Primary earnings  (loss) per share                    $  (0.17)    $   0.04
                                                       ========    ========


Weighted average shares of common stock and
 common stock equivalents outstanding                   20,803       20,803
                                                       ========    ========



                See accompanying Notes to Financial Statements.

                              BOX ENERGY CORPORATION
                          CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)
                     (In thousands, except per share amounts)


                                                        Six Months Ended
                                                             June 30,
                                                        1996         1995
                                                     _________    _________
Revenues
  Oil Sales                                           $  8,905     $  5,832
  Natural gas sales                                     25,660       18,655
  Other income                                           2,369        2,584
                                                     _________    _________
    Total revenues                                      36,934       27,071
                                                     _________    _________
Costs and expenses
  Operating costs                                        3,344        2,538
  Net Profits expense                                    7,059        5,235
  Exploration expense                                   12,153        3,746
  Depreciation, depletion and amortization               8,181        6,222
  General and administrative expenses                    5,265        4,051
  Reorganization costs                                     -            723
  Interest and financing costs                           2,445        2,380
                                                     _________    _________
    Total costs and expenses                            38,447       24,895
                                                     _________    _________
      Income (loss) before income taxes                 (1,513)       2,176
Income tax expense (benefit)                              (457)         599
                                                     _________    _________
    Net Income (loss)                                 $ (1,056)    $  1,577
                                                     =========    =========
Primary earnings  (loss) per share                    $  (0.05)    $   0.08
                                                     =========    =========


Weighted average shares of common stock and
 common stock equivalents outstanding                   20,803       20,803
                                                     =========    =========





             See accompanying Notes to Financial Statements.

                           BOX ENERGY CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)


                                                        Six Months Ended
                                                           June 30,
                                                       1996         1995
                                                    ________     ________
Cash flow from operations
  Cash received from customers for oil and
    natural gas sales                               $ 35,796     $ 23,883
  Cash received from other sources                     1,225          680
  Cash received from interest income                   1,010        1,090
  Cash paid to suppliers and employees               (12,585)      (9,348)
  Cash paid to Net Profits interest owner             (8,222)      (5,957)
  Cash paid for interest and financing expense        (2,314)      (2,309)
                                                    ________     ________
    Net cash flow from operations                     14,910        8,039
                                                    ________     ________
Cash flow from investments
  Payments for capital expenditures                  (17,481)     (10,333)
  Sales of marketable securities                       6,020           -
  Investment in marketable securities                (20,023)          -
  Proceeds from sale of property                          48          850
                                                    ________     ________
    Net cash flow used for investments               (31,436)      (9,483)
                                                    ________     ________
Net (decrease) in cash and cash
  equivalents                                        (16,526)      (1,444)
Cash and cash equivalents at beginning
  of period                                           21,644       17,496
                                                    ________     ________
Cash and cash equivalents at end of period          $  5,118     $ 16,052
                                                    ========     ========



Reconciliation of net income (loss) to
  net cash flow from operations:
Net income (loss)                                   $ (1,056)    $  1,577
  Depreciation, depletion and amortization             8,181        6,222
  Amortization of deferred charges                       131          124
  Amortization of premium
    on marketable securities                               7            8
  Dry hole and impaired property costs                10,414        1,151
  (Gain) loss on sale of assets                           29         (824)
  Deferred income tax expense (benefit)                 (457)         599
  (Increase) decrease in accounts receivable           1,061         (601)
  (Increase) in prepaid expenses
    and other current assets                          (1,124)        (120)
  Increase (decrease) in accounts payable             (1,113)         625
  (Decrease) in Net Profits expense payable           (1,163)        (722)
                                                    ________     ________
Net cash flow from operations                       $ 14,910     $  8,039
                                                    ========     ========




                See accompanying Notes to Financial Statements.

                        BOX ENERGY CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                            June 30, 1996

Note 1. Accounting Policies and Basis of Presentation

     These financial statements include the accounts of Box Energy Corporation, a Delaware corporation (the "Company"). Formed in 1991, the Company was inactive until it acquired all of the assets and liabilities of OKC Limited Partnership (the "Predecessor Partnership") on April 15, 1992 in exchange for the common stock of the Company, which stock was distributed to the general partners, limited partners and other unitholders of the Predecessor Partnership (the "Corporate Conversion"). The Corporate Conversion was accounted for in a manner similar to a pooling of interests as the unitholders of the Predecessor Partnership received an equivalent equity interest in the Company. Accordingly, the assets and liabilities were recorded at the historical cost of the Predecessor Partnership, except for a deferred income tax asset that resulted from an increase in the federal income tax basis of the Company's assets because of the Corporate Conversion. Certain reclassifications for prior periods have been made to conform with the presentation of the current period.

     The financial statements have been prepared according to the instructions to Form 10-Q and, therefore, may not include all disclosures required in financial statements prepared in conformity with generally accepted accounting principles. Financial information provided in this report reflects all transactions and adjustments that are, in the opinion of management, necessary for a fair statement of results of operations and financial position for the interim periods presented. All adjustments are of a normal recurring nature. The condensed balance sheet as of December 31, 1995 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1995, which were included in the Company's 1995 Annual Report to Shareholders. The results of operations of the Company for the three and six months ended June 30, 1996 are not necessarily indicative of the results for the full year 1996. No material changes in the significant accounting policies or details of accounts were made during the interim periods presented, except as described below regarding Marketable Securities, Notes Payable, Common Stock and Employee Severance Agreements.

Marketable Securities

     The Company held $24.8 million of United States Treasury Notes ("Treasury Notes") at December 31, 1995. Marketable securities of $38.4 million held at June 30, 1996 consisted of the following classifications:
Treasury Notes, Federal Agency debt securities and high-grade corporation debt securities in the amounts of $23.5 million, $2.9 million and $12.0 million, respectively. The marketable securities will mature as follows:
$11.5 million within one year and $26.9 million between one and five years.

Notes Payable

     In December 1992, the Company issued $55.1 million of 8 1/4% Convertible Subordinated Notes ("Notes"), which are currently outstanding and are due and payable at maturity on December 1, 2002. In the event of a "change in control," as defined in the Indenture for the Notes, the Company is required to make an offer to purchase the Notes from the holders, subject to certain restrictions and conditions, at 100% of the principal amount thereof, plus accrued interest.

     The Indenture for the Notes provides that a change of control will have occurred in the event that at least three Independent Directors serve on the Board of Directors of the Company. On July 30, 1996, John L. Kelsey, Norman W. Smith and Ewell Doak Walker resigned from the Board of Directors. Another director Kent R. Hance, Sr. had resigned on June 13, 1996. The Company does not believe that those resignations resulted in a change of control because the Written Consent (defined below) also became effective on July 30, 1996 and resulted in the Board of Directors, as elected by the Written Consent, being comprised of five Independent Directors. See Note 3. Commitments and Contingencies - Written Consent. Thus absent a contrary opinion from the Delaware Chancery Court, in an action currently pending under Section 225 of the Delaware General Corporate Law, as to the validity of the Written Consent, no change of control, as defined in the Indenture for the Notes, has occurred. See Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

Common Stock

     On May 2, 1996 the United States Court of Appeals for the Fifth Circuit ("Fifth Circuit") issued its opinion in the Griffin, et al. v. Box, et al. litigation (the "Griffin" case) resolving certain issues and remanding certain other issues for a new trial concerning the issuance of Class A (Voting) Common Stock and Class B (Non-Voting) Common Stock as part of the Corporate Conversion. See Note 3. Commitments and Contingencies - Griffin Cases. As a result of this opinion and upon the recommendation of the Company's General Counsel, the Board of Directors engaged an outside law firm to examine the Company's records relating to the Corporate Conversion to determine whether the issuance of shares of the Company in the Corporate Conversion as Class B (Non-Voting) Common Stock, rather than Class A (Voting) Common Stock, to certain holders was in accordance with the Fifth Circuit's opinion in the Griffin Case. The law firm engaged an independent accounting firm to assist in the examination, and on August 9, 1996, the firms issued a preliminary report (the "Report") to the Board of Directors. While the Report does not constitute a legal opinion of the outside law firm, based on the Report, management and the Board of Directors have concluded that the Written Consent together with the written consents executed by Messrs. Georges and Rutherford are effective in accordance with their terms.

     The Board of Directors will carefully consider the Report and other information and seek the advice of the Company's counsel to determine whether the issuance of certain shares of the Company in the Corporate Conversion as Class B (Non-Voting) Common Stock was in accordance with the Fifth Circuit opinion in the Griffin Case or otherwise legally appropriate and defensible and will take whatever action, if any, that it deems proper in respect thereof.

Employee Severance Agreements

     The Company entered into individual severance agreements with its employees in December 1995. The severance agreements become effective upon a "change in control" of the Company, as defined in the agreements, and a termination of employment, in accordance with the terms of the agreement, during a period of two years after the change in control. A change in control is defined in the severance agreements as the acquisition of 25% or more of the combined voting power of the then outstanding Class A (Voting) Common Stock, the cessation of membership of at least one-third of the eight member Board of Directors of the Company on August 16, 1995, a merger, consolidation or reorganization of the Company, a plan of complete liquidation or dissolution of the Company or an agreement to sell or otherwise dispose of substantially all of the assets of the Company.

     On June 13, 1996, one of the eight members of the August 16, 1995 Board of Directors resigned, and on July 30, 1996 three more of the eight members of the August 16, 1995 Board of Directors resigned. Those resignations did not cause a change of control as defined in the severance agreements. However, because the Written Consent (defined below) became effective on July 30, 1996, absent a contrary ruling from the Delaware Chancery Court, a change of control occurred on July 30, 1996 because the new Board of Directors set forth in the Written Consent consisted of less than two-thirds of the members of the Board of Directors as of August 16, 1996. See Note 3. Commitments and Contingencies - Written Consent.

     The severance agreements provide for cash payment to the terminated employee equal to the following: (1) all accrued compensation and a pro-rata bonus, (2) severance pay ranging from six to eighteen months of the employee's base salary and (3) the excess of the expected retirement benefit, including an additional three years of credited service, over the accrued retirement benefit presently earned. In addition, the severance agreements provide for the continuation of life, disability, medical, dental and hospitalization insurance for six to eighteen months and for the full vesting and lapsing of all restrictions on any stock options granted to the employee. The total estimated cost under the severance agreements, if all severance agreement became effective, is $3.7 million. The severance agreements expire on December 12, 1997 unless a change in control occurs before that date. In July 1996, the Company established and funded a trust to make payments to terminated employees equal to the Company's estimated obligations under the severance agreements. The trust is irrevocable upon a change in control.


Note 2.  Related Party Transactions

     The Amended and Restated Certificate and Articles of Limited Partnership of the Predecessor Partnership (the "Partnership Agreement") provided that the Predecessor Partnership could transact business with an affiliate if such transaction was fair and reasonable to the Predecessor Partnership and on terms no less favorable to the Predecessor Partnership than could be obtained from an unrelated party. Similarly, the Board of Directors of the Company has authorized the Company to enter into transactions with affiliates of the Company so long as the Board of Directors decides that such a transaction is fair and reasonable to the Company and is on terms no less favorable to the Company than can be obtained from an unaffiliated party in an arm's length transaction.

     Box Brothers Holding Company ("Box Brothers"), a Delaware corporation, owns approximately 57% of the Class A (Voting) Common Stock of the Company and 94% of the outstanding stock of CKB Petroleum, Inc. ("CKB Petroleum") and CKB & Associates, Inc. ("Associates"). In March 1985, CKB Petroleum purchased a minority interest in the pipeline transporting oil from wells in the Company's South Pass blocks to Venice, Louisiana. Before that date, an unaffiliated party charged the Predecessor Partnership an oil transportation tariff of $2.75 per barrel for transporting oil from the South Pass blocks to Venice, Louisiana. Since that date, CKB Petroleum has charged the Predecessor Partnership, and then the Company, an oil transportation tariff of $2.75 per barrel for such transportation services. Such tariff was published and filed with the Federal Energy Regulatory Commission, which regulates such rates. The rate has remained uniform since 1982 among all owners of the pipeline from South Pass Block 89 Field. For the three and six months ended June 30, 1996, the Company incurred oil pipeline transportation charges payable to CKB Petroleum of $678,000 and $1.4 million, respectively. For the three and six months ended June 30, 1995, the Company incurred oil pipeline transportation charges payable to CKB Petroleum of $584,000 and $1.1 million, respectively. See Note 3. Contingencies.

     The purchase and subsequent ownership of this pipeline interest have been the subject of litigation in the Griffin case. This case was recently reversed on appeal by the Fifth Circuit and remanded for a new trial with respect to certain derivative claims against the Estate of Cloyce K. Box (the "Estate") and Associates and in favor of the Company. See Note 3. Commitments and Contingencies - Griffin Cases. Cloyce K. Box and Associates (collectively, the "General Partners") were the general partners of the Predecessor Partnership during its existence from May 1981 until the Corporate Conversion in April 1992. Cloyce K. Box passed away in October 1993, and his Estate was substituted for him in the Griffin case.

     The Partnership Agreement provided that the litigation expenses of the General Partners were to be advanced by the Predecessor Partnership in certain situations in which the General Partners were sued in their capacity as general partners of the Predecessor Partnership. Accordingly, the Predecessor Partnership, and later the Company, advanced the legal expenses and other defense costs of the General Partners during a large portion of the Griffin case. Such advances were required under the Partnership Agreement because of the General Partners' execution of a written undertaking to repay the Company for any such litigation expenses advanced for them if it was later decided that such advancements were not subject to indemnification by the Company. In March 1994, the Company stopped advancing the legal expenses and other defense costs of the General Partners. Because this case was reversed on appeal and remanded for a new trial, the General Partners requested reimbursement for litigation costs and expenses totaling $1.4 million incurred by the defendants from March 1994 to April 1996. The Company accrued a liability for these litigation expenses on June 30, 1996 and paid such amount thereafter as advances subject to the undertaking for repayment.

     Even if another judgment is obtained against the Estate on retrial of the Griffin case, it is doubtful that a significant portion of the judgment, if any, including attorneys fees and costs, will be recovered by the Company because of uncertainties surrounding the value and liquidity of the net assets of the Estate and Associates and the amount of other claims pending against the Estate.

     In March 1995, the same plaintiffs as in the Griffin case named the Company's then current Board of Directors, two of its former directors and several of its then current officers as defendants in a lawsuit filed in state district court in Dallas, Texas. In addition, the Company's then current directors were named as defendants in two class action lawsuits filed in the Delaware Chancery Court in Wilmington. See Note 3. Commitments and Contingencies - Griffin Cases and Devere and Nealon Cases. In accordance with the By-laws of the Company, the defendants executed a written undertaking to repay the Company for any such expenses advanced on their behalf if it is later found that such costs were not subject to indemnification by the Company. Although the plaintiffs in the Griffin case have requested that the court prohibit the advancement of such defense costs, the Company believes it has indemnification obligations to the defendants because of the lawsuits.

Note 3.  Commitments and Contingencies

Griffin Cases

     The case of Griffin case was filed in November 1987 in the United States District Court for the Northern District of Texas in Dallas. The plaintiffs are a small group of former unitholders of the Predecessor Partnership, including J.R. Simplot, whose units of the Predecessor Partnership have since been converted to approximately 15% of the Company's Class B (Non-Voting) Common Stock. The defendants are the General Partners, certain of their affiliates and the Predecessor Partnership. The Estate was substituted in the place of Cloyce K. Box in the litigation after his death in October 1993. Because of the Company's assumption of the Predecessor Partnership's rights and obligations as part of the Corporate Conversion, the Company will receive all benefits, and will suffer all detriments, if any, of the Predecessor Partnership in the litigation.

     Plaintiffs made two types of claims. First, plaintiffs sought individual damages for alleged securities law violations and a declaratory judgment regarding their voting rights. All of the plaintiffs' claims for individual damages and voting rights were denied by the district court at trial in October 1992.

     Secondly, plaintiffs brought derivative claims on behalf of the Predecessor Partnership alleging that the General Partners breached the Partnership Agreement, breached fiduciary duties and violated an implied covenant of good faith and fair dealing in relation to three transactions. The derivative defendants' motion that the plaintiffs lacked standing on the derivative claims was rejected by the district court. The first transaction was the 1985 purchase of an interest in an oil pipeline by CKB Petroleum. See Note 2. Related Party Transactions. The second transaction involved the amount of general and administrative expenses paid by the Predecessor Partnership before the Corporate Conversion. The third transaction was a loan made by the Predecessor Partnership to an unaffiliated individual. Plaintiffs alleged actual damages of $20.0 million and punitive damages of $60.0 million. In addition, plaintiffs alleged that the General Partners engaged in racketeering activities in relation to the three transactions.

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

     In March 1994, the district court entered its initial judgment in favor of the Company and against the Estate and Associates for $20.1 million for past damages and against the Estate for $2.2 million for punitive damages. In addition, the judgment imposed a constructive trust for the benefit of the Company upon the pipeline interest owned by CKB Petroleum, in lieu of the $6.2 million in future damages included in the verdict. The judgment also dismissed the plaintiffs' claims for individual damages and voting rights for their Class B (Non-Voting) Common Stock.

     In October 1994, the district court amended its final judgment to include prejudgment and post judgment interest. In a separate order, the district court granted the plaintiffs' motion for attorneys' fees and costs without specifying the amount awarded. The plaintiffs sought $3.5 million in attorneys' fees and costs.

     Following trial, the plaintiffs filed a motion with the district court challenging the foreclosure transaction in February 1994 in which Box Brothers acquired all of the Class A (Voting) Common Stock of the Company formerly owned by the Estate. The district court denied this motion without prejudice on the basis that it has no jurisdiction to rule on the motion. Following this ruling by the district court, the plaintiffs filed an adversary proceeding in the bankruptcy case of Box Brothers then pending in Wilmington, Delaware. In February and March 1995, the bankruptcy court dismissed the adversary proceeding with prejudice and granted Box Brothers' objection to plaintiffs' proof of claim, respectively, and held that Box Brothers has no liability to the plaintiff group. In April 1995, the plan of reorganization of Box Brothers was approved by the bankruptcy court. The plaintiffs' appeals of the rulings in the adversary proceeding, the proof of claim and the confirmation order were denied by the United States District Court in February 1996. The plaintiffs have now appealed all three rulings to the United States Court of Appeals for the Third Circuit.

     The plaintiffs, the Estate, Associates and CKB Petroleum all filed notices of appeal in the Griffin case to the Fifth Circuit. In its opinion in the Griffin case issued May 2, 1996 the Fifth Circuit (i) reversed the judgment and related damages against the Estate and Associates, and remanded the case for a new trial because of the jury's inconsistent answers to the liability issues; (ii) ruled that the trial court's imposition of the constructive trust was improper; (iii) affirmed the trial court's dismissal of the plaintiffs' individual claims for monetary damages; (iv) ruled that one plaintiff, James Lyle, was an original limited partner and remanded the case for a new trial to decide the number of voting shares to which he is entitled; (v) remanded the case for further fact findings to decide whether two other plaintiffs, Hayden McIlroy and B.
R. Griffin, were original limited partners and the amount, if any, of voting stock to which they are entitled; (vi) affirmed the trial court's judgment that plaintiffs J. R. Simplot and David Hawk were not entitled to voting stock; and (vii) found that the trial court had erred in granting plaintiffs' attorneys fees. The Plaintiffs have filed an appeal to the United States Supreme Court. The Company cannot accurately predict when or how the Supreme Court will rule on this appeal.

     In March 1995, the same plaintiffs as in the Griffin case filed an action against the Company, all of its then current directors, two of its former directors, its then current vice president and chief financial officer, its senior vice president/operations and its vice president and controller in the state district court in Dallas, Texas. In their action, the plaintiffs allege that the defendants breached their fiduciary duty to the Company in relation to the collection of the trial court judgment entered in favor of the Company in the Griffin case. The plaintiffs further allege conflicts of interest among the directors, misappropriation of corporate assets, breaches of good faith and fair dealing, and wrongful payment of certain attorney's fees in the Griffin case. These claims are apparently alleged both on behalf of the plaintiffs as individuals and derivatively on behalf of the Company. The damages sought exceed $50.0 million plus $100.0 million in punitive damages against each defendant. The action has been abated pending resolution of the underlying case by the Fifth Circuit. The defendants are expected to defend the action vigorously. The Company anticipates that it will be required to advance the defense costs of the defendants during the litigation although the plaintiffs have requested that the court prohibit the advancement of such defense costs. In addition, the Company may have indemnification obligations to the defendants because of the lawsuit.

Phillips Petroleum Case

     In August 1990, Phillips Petroleum Company ("Phillips") brought an action against the Predecessor Partnership now pending in state court in Orleans Parish, Louisiana, claiming that Phillips is entitled, pursuant to its 33% Net Profits interest in South Pass Block 89, to receive an overriding royalty interest for months in which monthly net profits were not achieved. In addition, Phillips claims that the net profits account is being charged an excessive oil transportation fee. In September 1991, this lawsuit was amended by Phillips to include a claim that the entire $69.6 million lump sum cash payment received by the Predecessor Partnership in its 1990 settlement of litigation with Texas Eastern Transmission Corporation ("Texas Eastern Settlement") should have been credited to the net profits account. Under this latter claim, Phillips alleges damages in excess of $21.5 million. The Company previously credited the net profits account with $5.8 million of the $69.6 million received in the Texas Eastern Settlement, which is all of the Texas Eastern Settlement proceeds that the Company believes should be credited to the net profits account. On the first two claims, Phillips alleges aggregate damages of several million dollars. Phillips further seeks double damages, interest, attorneys' fees and cancellation of the farmout agreement. The Company is vigorously defending the litigation on the basis that such amounts are not payable under the Net Profits interest and that Phillips is not entitled to any of the damages sought. In March 1993, Phillips filed a motion for summary judgment on its claim relating to the Texas Eastern Settlement. That motion was denied by the court in July 1993. Discovery is ongoing by both parties. A trial date of September 26, 1996 has been set by the court.

Devere and Nealon Cases

     Two class actions, one styled Melissa Devere v. John F. Arning, Don
D. Box, Thomas D. Box, Kent R. Hance, Sr., John L. Kelsey, Alan C. Shapiro, Norman W. Smith, Ewell Doak Walker and Box Energy Corporation, and the other styled Caren M. Nealon and B. Peter Knudson v. John F. Arning, Don D. Box, Thomas D. Box, Kent R. Hance, Sr., John L. Kelsey, Alan C. Shapiro, Norman W. Smith, Ewell Doak Walker, Richard S. Whitesell, Jr. and Box Energy Corporation, were filed in the Chancery Court of Delaware in Wilmington in April and May 1995, respectively. In both cases the plaintiffs are shareholders of the Company's Class B (Non-Voting) Common Stock. The defendants are the Company and its then current Board of Directors. Richard S. Whitesell, Jr., a former director, has been dismissed from the cases. The actions allege that the Company failed to make a proper response to offers or overtures previously made to purchase the Company's stock by J.R. Simplot and Phoenix Canada Oil Co. Ltd. and has failed to solicit other offers for the sale of the Company. The Company believes these class actions are without legal merit and will defend the suits vigorously. The cases have been consolidated. All of the defendants have filed or joined a motion seeking to dismiss the consolidated case. Further, the defendants have filed a motion to stay discovery while the motion to dismiss is pending. The court has yet to set a briefing schedule for either motion. The Company cannot predict when these motions will be resolved or the outcome of these cases.

Other Contingencies

     The Company is not a party to any material pending legal proceedings other than that described or referred to above. If the Company is not successful in one or more of the foregoing suits, an adverse judgment could have a material adverse effect on the Company.

Potential Royalties Liability

     In May 1993, the United States Department of the Interior's Minerals Management Service ("MMS") stated a new position that royalties are payable on gas contract settlement proceeds to resolve take-or-pay, buy-out, buy-down or pricing disputes involving a federal government oil and gas lease. The Company has complied with all filing requirements and disclosed the Texas Eastern Settlement to the MMS. Relying on the holding by the Fifth Circuit in a case styled Diamond Shamrock Exploration Co. v. Hodel and a prior rule of the MMS, the Company paid a one-sixth royalty to the MMS on $5.8 million of the $69.6 million received in the Texas Eastern Settlement, which is all of the royalty that the Company believes is due on the Texas Eastern Settlement proceeds. It is uncertain whether the MMS will accept the Company's calculation of royalty on the Texas Eastern Settlement. The ultimate outcome of these events or potential claims made by the MMS against the Company, if any, cannot be determined at this time.

Written Consent

     On June 27, 1996 Box Brothers, as the record and beneficial holder of approximately 57% of the outstanding Class A (Voting) Common Stock of the Company, delivered a written consent executed by Box Brothers pursuant to
Section 228 of the Delaware General Corporation Law (the " Written Consent"), that (i) amended the Company's By-Laws to permit the removal of directors without cause, (ii) removed all the then current directors except Don D. Box and Alan C. Shapiro, (iii) fixed the number of the directors of the Company at seven and elected the following as directors of the Company to serve with Don D. Box and Alan C. Shapiro: Glen Adams; Daryl L. Buchanan; Richard D. Squires; Thomas D. Rollins; and Bernay C. Box. The effective date of the Written Consent was July 30, 1996.

     In connection with the Written Consent, Box Brothers filed an action under Section 225 of the Delaware General Corporate Law in the Chancery Court in Delaware seeking to confirm the validity of the Written Consent. Named as defendants in the Section 225 action are Thomas D. Box, John F. Arning, John L. Kelsey, Norman W. Smith and Ewell Doak Walker. The Company is named as a nominal defendant. The Section 225 action is set for trial in mid-September should the Delaware Chancery Court determine that trial is necessary. Prior to the July 30, 1996 effective date of the written consent, Box Brothers filed additional written consents from Basil Georges and Pat Rutherford, who own an additional 14% and 9% of the Class A (Voting) Common Stock of the Company, respectively. The additional written consents effected the same actions as the Written Consent.

Note 4. Subsequent Events

     On July 30, 1996, John L. Kelsey, Norman W. Smith and Ewell Doak Walker resigned from the Board of Directors. Another director, Kent R. Hance, Sr., had resigned on June 13, 1996. Pursuant to the Written Consent and written consents executed by Messrs. Georges and Rutherford, on July 30, 1996, the following were elected as directors of the Company: Don D. Box; Alan C. Shapiro; Glen Adams; Daryl L. Buchanan; Richard D. Squires; Thomas D. Rollins; and Bernay C. Box.

     On August 8, 1996, the Company's Board of Directors terminated Thomas
D. Box as President and Chief Executive Officer, Jill M. Killam as Vice President and Chief Financial Officer, and Rob J. Bencsh as director of Investor Relations. Don D. Box was elected President and Chief Executive Officer. On August 8, 1996, W. Jefferson Burnett resigned as General Counsel and Secretary. Replacements for the above, other than, Thomas D. Box have not yet been made.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties about the business, long-term strategy, financial condition and future of the Company. Factors that may affect future results are included in the discussion below and in Part I, Items 1 and 2 of the Company's Form 10-K for the year ended December 31, 1995. Actual results could differ materially from those forward-looking statements.

Liquidity and Capital Resources

     On June 30, 1996, the Company's current assets exceeded its current liabilities by $46.8 million. Cash, cash equivalents and marketable securities totaled $43.5 million on that date. The ratio of the Company's current assets to current liabilities on June 30, 1996 was 8.7 to 1.

     Cash flow from operations for the first six months of 1996 increased by $6.9 million, or 85%, to $14.9 million when compared to the first six months of 1995. The increase resulted primarily from a 50% increase in cash received from oil and natural gas sales because of higher oil and natural gas production. Oil production increased primarily because of original production from South Pass Block 87 and several new onshore properties. Natural gas production increased primarily because of new production from South Pass Block 87 and Main Pass Block 262 and increased production from South Pass Block 89.

     Oil and natural gas production from South Pass Block 87 began in May 1995 and was producing 1,200 BOPD and 8.2 MMcfgd, net to the Company's interest, in June 1996. Main Pass Block 262 began producing natural gas in March 1996. This block was one of the three blocks that the Company acquired at the offshore Gulf of Mexico lease sale in May 1995 and is part of the Company's diversification efforts in the Gulf of Mexico. The Company anticipates drilling a third well in this block during the third quarter of 1996.

     South Pass Block 89 natural gas sales from Platform "B" increased for the first six months of 1996, when compared to the first six months of 1995, because of production from Well B-13S, which was recompleted in September 1995, and production from Well B-11S, which commenced in August 1995. In addition, a five-day gas deliverability test for three Platform "B" gas wells resulted in increased natural gas sales by the Company effective October 1, 1995 under its long-term gas sales contract. In April 1996, a new five-day gas deliverability test was conducted for the three Platform "B" gas wells. The test reduced the Company's net working interest deliverability ("Seller's Delivery Capacity") by 38% to 10.1 MMcfgd. The decrease resulted from curtailed production from Well B-11S, which began producing high levels of sand in March 1996, and the natural depletion of the reservoir associated with Well B-13S.

     The Company's long-term natural gas sales contract covering production from South Pass Block 89 requires the gas purchaser to take or pay for 80% of the Seller's Delivery Capacity from the Company's gas wells, which is now 8.1 MMcfgd, or 6.7 MMcfgd after payment of royalties. The gas contract does not limit the sales of casinghead gas from the Company's oil wells in South Pass Block 89. The Company is currently sidetracking Well B-11S into the U-sand gas cap reservoir and expects such activity to be finished during the third or fourth quarter of this year.

     Future revenues, net income and cash flow from operations are dependent upon natural gas produced from U-sand gas wells in the Platform "B" area because of the high production rate from a limited number of such wells and the high contract price for natural gas production from those wells. Unforeseen mechanical or other failures of these wells or significant reductions in estimated natural gas reserves can potentially have an immediate and significant impact on the operations and profitability of the Company. The Company will attempt to reduce these risks by establishing and maintaining multiple take points from this reservoir and by continuing its on-going efforts to diversify its oil and natural gas production by obtaining production from other areas. Significant fluctuations in oil and natural gas prices can materially affect the Company's revenue, net income and cash flow from operations, although the Company's long-term gas sales contract with fixed prices escalating each year until July 2002 is thought to provide relative stability for pricing related to natural gas production from South Pass Block 89.

     The Company's capital expenditures for the first six months of 1996 increased by 70% to $17.5 million from $10.3 million for the same six-month period in the prior year. The following table presents the capital expenditures by area for the six months ended June 30, 1996 and the capital expenditures budget for the remaining six months of 1996.

                                                       Remaining Six
                                  Six Months Ended      Months Ended
               Area                June 30, 1996      December 31, 1996
     ________________________     ________________    _________________
                                            (In thousands)
     South Pass Blocks 86, 87
       and 89 and West Delta
       Block 128                   $          587      $         5,430
     Gulf of Mexico                        12,862                6,550
     West Texas / New  Mexico               1,487                1,550
     South Texas                            1,027                1,675
     Alabama / Mississippi                  1,156                3,120
     Miscellaneous                            362                  536
                                   _______________     ________________
     Total Capital Expenditures    $       17,481      $        18,861
                                   ===============     ================

     Capital expenditures for the Gulf of Mexico area included approximately $4.4 million for platform fabrication, drilling and completion costs of two Main Pass Block 262 wells and $7.8 million for an exploratory well in Ship Shoal Block 352. Other Gulf of Mexico capital expenditures include costs incurred in acquiring five additional offshore blocks in April 1996 at the federal offshore oil and gas lease sale for the central portion of the Gulf of Mexico. The five blocks include a 33% working interest in Ship Shoal Block 116; a 50% working interest in Ship Shoal Blocks 309 and 353; a 50% working interest in South Timbalier Block 214 and a 100% working interest in South Timbalier Block 279. The Company may sell or exchange part of its working interest in one or more of the above blocks for interests in other offshore blocks. During the first six months of 1996, the Company drilled six wells in the West Texas / New Mexico area, three wells in South Texas and two wells in the Alabama / Mississippi area. Four of these eleven wells are completed or being completed. Additional reserves from these wells have not yet been estimated.

     The capital investment and exploration budget for the remaining six months of 1996 include amounts budgeted for five exploratory wells and one development well in the Gulf of Mexico area, five wells in the West Texas / New Mexico area, six wells in the South Texas and seven wells in the Alabama / Mississippi area. The Company believes that its capital investment and exploration budget will be primarily funded from cash flow from operations throughout the year with additional capital requirements being met by existing cash and cash equivalents or sales of marketable securities, if required.

     On June 27, 1996 Box Brothers, as the record and beneficial holder of approximately 57% of the outstanding Class A (Voting) Common Stock of the Company, delivered the Written Consent executed by Box Brothers pursuant to
Section 228 of the Delaware General Corporation Law. The  Written Consent
(i) amended the Company's By-Laws to permit the removal of directors without cause, (ii) removed all the present directors except Don D. Box and Alan C. Shapiro, (iii) fixed the number of the directors of the Company at seven and elected the following as directors of the Company: Don D. Box; Alan C. Shapiro; Glen Adams; Daryl L. Buchanan; Richard D. Squires; Thomas
D. Rollins; and Bernay C. Box. The effective date of the Written Consent was July 30, 1996. On August 8, 1996, the Company's Board of Directors terminated Thomas D. Box as President and Chief Executive Officer, Jill M. Killam as Vice President and Chief Financial Officer, and Rob J. Bensh as Director of Investor Relations. Don D. Box was elected as Presiudent and Chief Executive Officer. On August 8, 1996, W. Jefferson Burnett resigned as General Counsel and Secretary. Replacements for the above, other than, Thomas D. Box, have not yet been made. The new Board of Directors and Chief Executive Officer have not yet addressed the Company's capital investment and exploration budget for the remaining six months of 1996 or the long-term strategy of the Company. The new Board of Directors has indicated that the Company will continue to implement its previously announced long-term strategy for enhancing shareholder value and that the Board will also study other methods for improving shareholder value.

     During the first half of 1996, the Company purchased high-grade fixed income securities with excess cash in order to obtain a higher yield on cash and cash equivalents. The securities have an "AA" rating, or higher, and maturities of less than ten years. The Company's line of credit facility with a bank in the amount of $25.0 million was renewed in June 1996 and will be effective until June 1997. The line of credit with a current unused borrowing base of $10.0 million is collateralized by the Company's South Pass oil and gas properties. The Company has issued letters of credit to the MMS totaling $100,000 against this line of credit in connection with the Company's oil and gas leases in the Gulf of Mexico.

     The Company's liquidity and capital resources could be adversely affected if the Company were to make a significant acquisition of properties, by certain possible outcomes of litigation, a material decline in oil or natural gas prices received by the Company or a material decline in oil or natural gas production or reserves.

Results of Operations

     The Company recorded a net loss for the second quarter of 1996 of $3.5 million, or $0.17 per share, and a net loss of $1.1 million, or $0.05 per share, for the first six months of 1996. The loss primarily resulted from dry hole costs totaling $7.8 million for Ship Shoal Block 352 Well #1. This expense was partially offset by 42% and 36% increases in total revenues for the three and six month periods ended June 30, 1996, respectively, when compared to the same periods in the prior year.

     Net sales volumes and average sales prices of the Company's oil and natural gas production (including the proceeds from the sale of liquids extracted from the natural gas) for the three and six months ended June 30, 1996 and 1995 were as follows:

                      Three Months Ended            Six Months Ended
                           June 30,         %          June 30,           %
                        1996    1995      Change    1996        1995    Change
                       ______  _______    ______   ______      _______  ______
Net sales volumes:
  Oil (MBbls):
   Platform "B"            45      68        -34%     108         155     -30%
   Platform "C"            44      71        -38%      99         151     -34%
   Platform "D"           117      34        244%     227          34     568%
   Other-all
    onshore                18       0         n/a      32           0      n/a
                       _______ _______    _______   ______      _______  ______
  Total oil
    volumes               224     173         29%     466         340      37%
                       ======= =======    =======   ======      =======  ======
  Natural gas
    (MMcf):
   Platform "B"           696     724         -4%   1,697        1,662      2%
   Platform "C"           263     389        -32%     642          783    -18%
   Platform "D"           746      85        778%   1,104           85   1199%
   Main Pass
    Block 262             713       0         n/a     775            0     n/a
   Other-all
    onshore                 6       0         n/a      17            0     n/a
                       _______ _______    _______   ______      _______  ______
  Total natural
    gas volumes         2,424   1,198        102%   4,235        2,530     67%
                       ======= =======    =======   ======      =======  ======

Average sales prices:
  Oil (per Bbl)        $19.98  $17.55         14%   $19.12      $17.12     12%
  Natural gas
  (per Mcf)            $ 5.02  $ 7.06        -29%   $ 6.06      $ 7.37    -18%

Total oil revenues increased by $1.4 million, or 47%, during the second quarter of 1996 and by $3.1 million, or 53%, during the first six months of 1996 when compared to the second quarter of 1995 and first six months of 1995, respectively. Production from new sources, primarily Platform "D", added $2.1 million and $4.2 million to oil revenues for the respective three and six month periods ended June 30, 1996, respectively, compared to the same periods in the prior year. In addition, 14% and 12% increases in average oil prices for the second quarter and first half of 1996, respectively, added $442,000 and $671,000 to oil revenues, respectively. An offsetting decrease in oil revenues of $1.0 million for the three months ended June 30, 1996 and $1.9 million for the first six months of 1996, when compared to the prior year periods, is attributed to the natural depletion of oil reserves on Platforms "B" and "C".

     Natural gas revenues increased by $3.7 million, or 44%, for the second quarter of 1996 and by $7.0 million, or 38%, for the first half of 1996 when compared to the same periods in the prior year. The increases resulted principally from the following two reasons: increased natural gas production and increased natural gas prices. First, natural gas revenues increased by $1.7 million and by $2.9 million for the three and six months ended June 30, 1996, respectively, as a result of natural gas production from Platform "D" and by $1.6 million and by $1.8 million for the three and six months ended June 30, 1996, respectively, from initial non-South Pass natural gas production, primarily from Main Pass Block 262. Second, natural gas prices from wells in South Pass Block 89 increased by 10% in accordance with the Company's long-term gas sales contract, and natural gas prices for wells in South Pass Block 86 and 87 increased by 27% and 40% for the second quarter of 1996 and first six months of 1996, respectively, when compared to the same periods of 1995. The increase in sales prices added $1.0 million and $2.3 million to natural gas revenues for the three and six months ended June 30, 1996, respectively.

      Natural gas production from Platform "B" for the six months ended June 30, 1996 increased by 35 MMcf as the result of the higher first quarter production for the following three reasons: initial production from Well B-11S, increased production from Well B-13S, and the increased deliverability under the Company's long-term gas contractresulting from the September 1995 deliverability test. The natural gas sales volumes for Platform "B" decreased during the second quarter of 1996 when compared to the second quarter of 1995 because a new five-day gas deliverability test conducted in April 1996 for the three Platform "B" gas wells reduced the Company's Seller's Delivery Capacity by 38% to 10.1 MMcfgd. The decrease resulted from curtailed production from Well B-11S after it began producing high levels of sand in March 1996 and the natural depletion of the reservoir associated with Well B-13S. The increase in natural gas production for the six months ended June 30, 1996 increased natural gas sales by $367,000 for that six-month period, while a decrease in natural gas production for the second quarter decreased natural gas sales by $282,000 for the second quarter of 1996. Decreases in Platform "C" production for the three and six months ended June 30, 1996 resulting from the natural depletion of the natural gas reserves in that area caused natural gas revenue to decrease by $357,000 and $438,000 for the respective periods in the prior year.

     Operating expenses increased by 64%, or $724,000, for the second quarter of 1996 compared to the second quarter of 1995 and by 32%, or $806,000, for the first half of 1996 compared to the first half of 1995. The increase resulted from the beginning of operations on several new properties, primarily South Pass Block 87 and Main Pass Block 262 but also including several new on-shore properties. Net Profits expense increased by $417,000, or 17%, and by $1.8 million, or 35%, during the three and six months ended June 30, 1996, respectively, when compared to the same periods in 1995. Increased natural gas production from Platform "B" and lower capital expenditures in South Pass Block 89 caused the increase.

     Exploration expense increased by $8.6 million for the three months ended June 30, 1996 and by $8.4 million for the six months ended June 30, 1996 primarily because of an increase in dry hole expense. During the second quarter of 1996, the Company drilled a non-commercial well on Ship Shoal Block 352 at a total cost of $7.8 million. Depreciation, depletion and amortization expense increased by $898,000, or 27%, for the second quarter of 1996 and by $2.0 million, or 31%, for the first half of 1996 when compared to the same periods in the prior year. This increase was due to the commencement of depreciation, depletion and amortization of Platform "D" and other new oil and natural gas properties.

     General and administrative expenses increased by 59%, or $1.2 million, and by 30%, or $1.2 million, for the three and six months ended June 30, 1996, respectively. The increase was attributable to an accrual for reimbursement of legal fees and costs payable to the Estate for litigation costs incurred with respect to the Griffin case. Payment was required because of the General Partners' execution of a written undertaking to repay the Company for any such litigation expenses advanced for them if it is later decided that such advancements were not subject to indemnification by the Company. Non-recurring reorganization costs totaling $723,000 were incurred during the first quarter of 1995 by discontinuing certain administrative positions in the Dallas office and closing other offices. The costs included severance payments, rent expense on closed offices, and health insurance and related benefits for terminated employees. No such costs were incurred in the second quarter of 1995 or the first half of 1996. Deferred income tax expense decreased for the second quarter and first six months of 1996 because of the net loss incurred during both periods.

                   PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

     Incorporated herein by this reference is the discussion of litigation set forth in Part I, Item 1, Note 3 of this Form 10-Q.

Item 2.   Changes in Securities

     None

Item 3.   Defaults Upon Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     On June 27, 1996 Box Brothers, as the record and beneficial holder of approximately 57% of the outstanding Class A (Voting) Common Stock of the Company, delivered a Written Consent executed by Box Brothers pursuant to Section 228 of the Delaware General Corporation Law that (i) amended the Company's By-Laws to permit the removal of directors without cause, (ii) removed all the then current directors except Don D. Box and Alan C. Shapiro, (iii) fixed the number of the directors of the Company at seven and elected the following as directors of the
Company: Don D. Box; Alan C. Shapiro; Glen Adams; Daryl L. Buchanan; Richard D. Squires; Thomas D. Rollins; and Bernay C. Box. The effective date of the Written Consent was July 30, 1996. Subsequently, written consents to the same effect, executed by Messrs. Georges and Rutherford, the record holders of 23% of the Company's Class A (Voting) Common Stock, were delivered to the Company.

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

          10.24## Act of Mortgage and Security Agreement dated May 13, 1994, executed by Box Energy Corporation in favor of Comerica Bank-Texas.

          10.25## Second Amendment to the Pension Plan of Box Energy Corporation dated December 31, 1994.

          10.26+ Form of Executive Severance Agreements dated as of December 12, 1995 by and between Box Energy Corporation and key employees.

          10.27+ Form of Letter Agreements regarding severance benefits dated as of December 12, 1995 by and between Box Energy Corporation and employees not covered by Executive Severance Agreements.

          10.28+ First Amendment to Secured Revolving Credit Loan Agreement dated May 13, 1996 by and between Box Energy Corporation and Comerica Bank-Texas.

          10.29+   Renewal and Extension Revolving Credit Note dated
                   May 13, 1996, in the maximum principal amount of $25.0 million executed by Box Energy Corporation, payable to Comerica Bank-Texas.

          11.1     Statement regarding computation of earnings per share.

          27       Financial Data Schedule

      (b)   The Company did not file a Form 8-K for the quarter ended
            June 30, 1996.

[FN]
_________________

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

      +Incorporated by reference to the Company's Form 10-K (file number 0-19967) for the fiscal year ended December 31,1995 filed with the Commission and effective on or about March 30, 1996.

[/FN]

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BOX ENERGY CORPORATION



Date:       August 14, 1996     By:  (Don D. Box)
        ____________________        _________________________________
                                Don D. Box
                                President and Chief Executive Officer



Date:      August 14, 1996      By:   (Edward V. Howard)
         ___________________        _________________________________
                                Edward V. Howard
                                Vice President and Controller