Form 10-Q
period 1996-09-30
BOX ENERGY CORP
filed 1996-11-14
CIK 874992

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         Form 10-Q
(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

                                 OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

              For the transition period from            to

                     Commission file number 1-11516


                      BOX ENERGY CORPORATION
        (Exact name of registrant as specified in its charter)



        Delaware                                 75-2369148
(State or other jurisdiction          (I.R.S. employer identification no.)
of incorporation or organization)

          8201 Preston Road, Suite 600, Dallas, Texas  75225-6211
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

                             BOX ENERGY CORPORATION

                                     INDEX


                                                                          Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

               Condensed Balance Sheets as of September 30, 1996
                 and December 31, 1995                                      3

               Condensed Statements of Income - Three Months
                 Ended September 30, 1996 and 1995                          4

               Condensed Statements of Income - Nine Months
                 Ended September 30, 1996 and 1995                          5

               Condensed Statements of Cash Flows -
                 Nine Months Ended September 30, 1996 and 1995              6

               Notes to Financial Statements                                7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                18

Item 2.   Changes in Securities                                            18

Item 3.   Defaults upon Senior Securities                                  18

Item 4.   Submission of Matters to a Vote of Security Holders              18

Item 5.   Other Information                                                18

Item 6.   Exhibits and Reports on Form 8-K                                 18

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
                               BOX ENERGY CORPORATION
                              CONDENSED BALANCE SHEETS
                         (In thousands, except share data)

                                                  September 30,   December 31,
                                                      1996           1995
                                                     ________       ________
ASSETS                                             (Unaudited)
Current assets
  Cash and cash equivalents                         $  13,049      $  21,644
  Marketable securities - available for sale           28,622         24,757
  Accounts receivable - oil and natural gas             6,266          8,048
  Accounts receivable - other                             529            606
  Prepaid expenses and other current assets             1,419            663
                                                     ________       ________
    Total current assets                               49,885         55,718
                                                     ________       ________
 Properties
  Oil and natural gas properties (successful-
     efforts method)                                  181,306        165,454
  Other properties                                      3,215          3,096
  Accumulated depreciation,
    depletion and amortization                       (106,628)      (93,651)
                                                     ________       ________
     Total properties                                  77,893         74,899
                                                     ________       ________
Other assets
  Deferred income taxes
    (net of valuation allowance)                       15,508         13,027
  Deferred charges
    (net of accumulated amortization)                   1,651          1,847
                                                     ________       ________
    Total other assets                                 17,159         14,874
                                                     ________       ________
      Total assets                                  $ 144,937      $ 145,491
                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                  $   8,187      $   4,829
  Accrued interest payable                              1,540            391
  Accrued transportation payable - related party          230            289
  Net Profits expense payable                           2,188          2,858
                                                     ________       ________
    Total current liabilities                          12,145          8,367
                                                     ________       ________
Convertible subordinated notes payable                 55,077         55,077
                                                     ________       ________
    Total liabilities                                  67,222         63,444
                                                     ________       ________
Commitments and contingencies (Note 3)
Stockholders' equity
  Common stock, $1.00 par value
    Class A (voting) - 15,000,000 shares
      authorized; 3,250,110 shares issued
      and outstanding                                   3,250          3,250
    Class B (non-voting) - 30,000,000 shares
      authorized; 17,553,010 shares issued
      and outstanding                                  17,553         17,553
    Additional paid-in capital                         25,197         25,197
    Retained earnings                                  32,010         36,204
    Valuation allowance for
      marketable securities                              (295)          (157)
                                                     ________       ________
        Total stockholders' equity                     77,715         82,047
                                                     ________       ________
         Total liabilities and
          stockholders' equity                      $ 144,937      $ 145,491
                                                     ========       ========

              See accompanying Notes to Financial Statements.

                              BOX ENERGY CORPORATION
                          CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)
                 (In thousands, except per share amounts)


                                                        Three Months Ended
                                                           September 30,
                                                        1996         1995
Revenues                                              ________     ________
  Oil Sales                                           $  4,505     $  4,043
  Natural gas sales                                     10,203        9,750
  Other income                                           1,115        1,121
                                                      ________     ________
    Total revenues                                      15,823       14,914
                                                      ________     ________
Costs and expenses
  Operating costs                                        1,544        1,318
  Net Profits expense                                    2,182        3,174
  Exploration expense                                    5,725          155
  Depreciation, depletion and amortization               4,877        4,113
  General and administrative expenses                    3,418        2,218
  Reorganization expense                                 1,934          -
  Interest and financing costs                           1,231        1,245
                                                      ________     ________
    Total costs and expenses                            20,911       12,223
                                                      ________     ________
      Income before income taxes                        (5,088)       2,691
Income tax expense (benefit)                            (1,950)         773
                                                      ________     ________
    Net Income (loss)                                 $ (3,138)    $  1,918
                                                      ========     ========

Primary income (loss) per share                       $  (0.15)    $   0.09
                                                      ========     ========


Weighted average shares of common stock and
 common stock equivalents outstanding                   20,803       20,803
                                                      ========     ========

                See accompanying Notes to Financial Statements.

                              BOX ENERGY CORPORATION
                          CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)
                 (In thousands, except per share amounts)


                                                       Nine Months Ended
                                                         September 30,
                                                        1996         1995
                                                     _________    _________
Revenues
  Oil Sales                                           $ 13,410     $  9,875
  Natural gas sales                                     35,863       28,405
  Other income                                           3,484        3,704
                                                     _________    _________
    Total revenues                                      52,757       41,984
                                                     _________    _________
Costs and expenses
  Operating costs                                        4,888        3,856
  Net Profits expense                                    9,241        8,409
  Exploration expense                                   17,878        3,901
  Depreciation, depletion and amortization              13,058       10,335
  General and administrative expenses                    8,683        6,270
  Reorganization cost                                    1,934          723
  Interest and financing costs                           3,676        3,625
                                                     _________    _________
    Total costs and expenses                            59,358       37,119
                                                     _________    _________
      Income before income taxes                        (6,601)       4,865
Income tax expense (benefit)                            (2,407)       1,372
                                                     _________    _________
    Net Income (loss)                                 $ (4,194)    $  3,493
                                                     =========    =========
Primary earnings  (loss) per share                    $  (0.20)    $   0.17
                                                     =========    =========


Weighted average shares of common stock and
 common stock equivalents outstanding                   20,807       20,803
                                                     =========    =========


              See accompanying Notes to Financial Statements.

                           BOX ENERGY CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)


                                                      Nine Months Ended
                                                        September 30,
                                                      1996         1995
                                                    ________     ________
Cash flow from operations
  Cash received from customers for oil and
    natural gas sales                               $ 51,055     $ 36,470
  Cash received from other sources                     1,753          815
  Cash received from interest income                   1,827        1,524
  Cash paid to suppliers and employees               (15,614)     (12,240)
  Cash paid to Net Profits interest owner             (9,911)      (8,371)
  Cash paid for income taxes                             -            (80)
  Cash paid for interest and financing expense        (2,331)      (2,353)
                                                    ________     ________
    Net cash flow from operations                     26,779       15,765
                                                    ________     ________
Cash flow from investments
  Payments for capital expenditures                  (31,290)     (15,892)
  Sales and maturities of
    marketable securities                             17,020          -
  Investment in marketable securities                (21,186)         -
  Proceeds from sale of property                          82        1,190
                                                    ________     ________
    Net cash flow used for investments               (35,374)     (14,702)
                                                    ________     ________
Net (decrease) increase in cash and cash
  equivalents                                        ( 8,595)       1,063
Cash and cash equivalents at beginning
  of period                                           21,644       17,496
                                                    ________     ________
Cash and cash equivalents at end of period          $ 13,049     $ 18,559
                                                    ========     ========



Reconciliation of net income (loss) to
  net cash flow from operations:
Net income (loss)                                   $ (4,194)    $  3,493
  Depreciation, depletion and amortization            13,058       10,335
  Amortization of deferred charges                       196          189
  Amortization of premium
    on marketable securities                              13           11
  Dry hole and impaired property costs                15,226        1,194
  (Gain) loss on sale of assets                            6       (1,004)
  Deferred income tax expense (benefit)               (2,407)       1,292
  (Increase) decrease in accounts receivable           1,859       (2,182)
  Decrease (increase) in prepaid expenses
    and other current assets                            (756)         126
  Increase (decrease) in accounts payable
    and accrued expenses                               4,448        2,273
  (Decrease) increase in Net Profits expense
    payable                                             (670)          38
                                                    ________     ________
Net cash flow from operations                       $ 26,779     $ 15,765
                                                    ========     ========

                See accompanying Notes to Financial Statements.

                            BOX ENERGY CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 1996

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

     The financial statements have been prepared according to the instructions to Form 10-Q and, therefore, may not include all disclosures required in financial statements prepared in conformity with generally accepted accounting principles. Financial information provided in this report reflects all transactions and adjustments that are, in the opinion of management, necessary for a fair statement of results of operations and financial position for the interim periods presented. All adjustments are of a normal recurring nature. The condensed balance sheet as of December 31, 1995 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1995, which were included in the Company's 1995 Annual Report to Shareholders. Certain reclassifications for prior periods have been made to conform with the presentation of the current period. The results of operations of the Company for the three and nine months ended September 30, 1996 are not necessarily indicative of the results for the full year 1996. No material changes in the significant accounting policies or details of accounts were made during the interim periods presented, except as described below regarding Marketable Securities, Common Stock and Employee Severance Agreements.

Marketable Securities

     The Company held $24.8 million of United States Treasury Notes ("Treasury Notes") at December 31, 1995. Marketable securities of $28.6 million held at September 30, 1996 consisted of the following investments: Treasury Notes, Federal Agency debt securities, foreign government debt securities and high-grade corporation debt securities in the amounts of $13.5 million, $4.4 million, $1.6 million and $9.1 million, respectively. The marketable securities will mature as follows:
$1.5 million within one year and $27.1 million between one and five years. Treasury Notes with a par value of $10.0 million matured August 15, 1996 and the proceeds were held as cash and cash equivalents at September 30, 1996.

Common Stock

     On May 2, 1996 the United States Court of Appeals for the Fifth Circuit ("Fifth Circuit") issued its opinion in the Griffin, et al. v. Box, et al. litigation (the "Griffin" case) ordering a new trial and
resolving certain other issues.   See Note 3. Commitments and
Contingencies - Griffin Cases. On June 20, 1996, the Board of Directors authorized the engagement of an outside law firm to determine whether the issuance of shares of the Company in the Corporate Conversion as Class B (Non-Voting) Common Stock, rather than Class A (Voting) Common Stock, to certain holders was in accordance with the Fifth Circuit's opinion in the Griffin Case. The law firm engaged an independent accounting firm to assist in the examination, and on August 9, 1996, both firms issued a preliminary report (the "Report") to the Board of Directors. The Board of Directors will carefully consider the Report and other information and seek the advice of the Company's outside counsel to determine whether the issuance of certain shares of the Company's capital stock in the Corporate Conversion as Class B (Non-Voting) Common Stock was in accordance with the Fifth Circuit opinion in the Griffin Case or otherwise legally appropriate and defensible and will take whatever action, if any, that it deems proper in respect thereof.

Employee Severance Agreements

     The Company entered into severance agreements with its employees in December 1995. The severance agreements require certain payments to employees upon termination of employment, in certain instances, during a period of two years after a change in control (as defined in the severance agreements). Terminations providing severance benefits include terminations by the Company other than for cause (as defined in the severance agreements) or by the employee following a change in control and upon the occurrence of certain events adversely affecting the employee's employment. A change in control is defined in the severance agreements as the acquisition of 25% or more of the combined voting power of the then outstanding Class A (Voting) Common Stock, the cessation of membership of more than one-third of the eight members of the Board of Directors of the Company on August 16, 1995, a merger, consolidation or reorganization of the Company, a plan of complete liquidation or dissolution of the Company or an agreement to sell or otherwise dispose of substantially all of the assets of the Company.

     On July 30, 1996, certain of the Company's Directors were replaced by written consent of the holders of more than a majority of the Company's Class A (voting) Common Stock. As a result, a change in control, as defined in the severance agreements, occurred as the Company's new Board of Directors included only two of the eight members of the Board of Directors in office on August 16, 1995.

     In applicable situations, the severance agreements provide for cash payment to the terminated employee equal to the sum of: (1) all accrued, unpaid compensation and a pro-rata bonus, (2) severance pay ranging from six to eighteen months of the employee's base salary and
(3) an amount equal to the actuarial present value, as of the date of termination, of three years' hypothetical additional benefits under the Company's pension plan; provided, however, the former employee retains all vested benefits under the Company's pension plan; and any other qualified pension or profit-sharing plans. In addition, in applicable situations, the severance agreements provide for the continuation of life, disability, medical, dental and hospitalization insurance for six to eighteen months (however, the severance agreements entered into with employees other than officers and executives provide that, in applicable situations, the employee may elect to receive the cash equivalent of such insurance benefits) and for the lapsing of all restrictions on and full vesting of any outstanding incentive awards, including stock options granted to the employee. The Company's Incentive Plan provides that options granted thereunder must be exercised only during the continuance of the optionee's employment by the Company, except in cases of retirement, death or disability. Accordingly, any options remaining unexercised when an employee's employment is terminated for any other reason expire at the time of termination. The severance agreements remain in effect with respect to applicable terminations through July 30, 1998.

     The total estimated cost under the severance agreements, if all severance agreements became effective, is $5.4 million. As of September 30, 1996, five executive officers (including the Chief Executive Officer, Executive Vice President, Chief Financial Officer, General Counsel and Chief Accounting Officer) and seven other employees (including the Director of Investor Relations) were dismissed, reached agreements to terminate employment or were notified of their impending termination. Amounts totaling $1.9 million, which include severance pay, related legal fees and estimated life, disability, medical, dental and hospitalization benefits for the above terminated employees, were charged to reorganization expense for the period ending September 30, 1996. As of that date, the Company had paid $542,000 of the accrued amounts.

Note 2.  Related Party Transactions

     Box Brothers Holding Company ("Box Brothers") owns approximately 57% of outstanding shares of the Class A Stock of the Company and 94% of the outstanding shares of both CKB Petroleum, Inc. ("Petroleum") and CKB & Associates, Inc. ("Associates"). A resolution adopted in 1992 by the Board of Directors of the Company authorizes the Company to enter into a transaction with an affiliate of the Company so long as the Board of Directors determines that such a transaction is fair and reasonable to the Company and is on terms no less favorable to the Company than can be obtained from an unaffiliated party in an arms' length transaction.

     The Company pays oil transportation charges to Petroleum for transporting crude oil from its South Pass blocks. Since March 1985, Petroleum has owned a minority interest in the pipeline transporting oil from the wells in the South Pass blocks to Venice, Louisiana. The tariff for the pipeline at $2.75 per barrel was published and filed with the Federal Energy Regulatory Commission, which regulates such rates. The rate has been uniform since 1982 among all owners of the pipeline from south Pass Block 89 Field and is consistent with the rate charged by an unaffiliated party to the Predecessor Partnership prior to the acquisition of the pipeline interest by Petroleum. Petroleum billed the Company $684,000 and $2.7 million during the three and nine months ended September 30, 1996, respectively, as compared to $804,000 and $1.9 million for the same periods in 1995. The amended judgment by the trial court in the Griffin Case imposed a constructive trust upon this pipeline interest in favor of the Company, but this decision later was reversed on appeal to the Fifth Circuit. See Note 3. Commitments and Contingencies - Griffin Cases.

     The Company billed Petroleum and other related parties, including the Estate, Box Brothers and certain of their affiliates, for the estimated fair value of usage of an allocated portion of subleased office space, certain payroll costs and benefits, and other overhead costs. The amounts billed are considered to be the fair value of such usage by, or allocations for the benefit of, the related parties. The Company billed the related parties $14,000 and $53,000 respectively, for the three and nine months ended September 30, 1996 and $20,000 and $50,000, respectively, for the same two periods in the prior year.

     In March 1995, two of the Company's current Directors, seven of its former Directors, two of its current officers and one former officer were named as defendants in a lawsuit filed in state district court in Dallas, Texas by the same plaintiffs as in the Griffin Case. In addition, nine of the Company's current and former Directors have been named as defendants in two class action lawsuits filed in the Delaware Chancery Court in Wilmington. See Note 3. Commitments and Contingencies
- Griffin Cases and Devere and Nealon Cases. In accordance with the Bylaws of the Company, the defendants have executed written undertakings to repay the Company for any such expenses advanced on their behalf if it is later found that such costs were not subject to indemnification by the Company. Although the plaintiffs in the Griffin Case have requested that the court prohibit the advancement of such defense costs, the Company believes it has indemnification obligations to the defendants as a result of the lawsuits. The total legal costs incurred related to these cases in the three and nine months ended September 30, 1996 were $12,000 and $35,000, respectively, and $120,000 and $456,000, respectively for the three and nine months ended September 30, 1995.

     The trial court in the Griffin Case entered its amended final judgment in October 1994 with respect to certain related party transactions on derivative claims against the General Partners and in favor of the Company. Cloyce K. Box died in October 1993. The Company has filed a claim against the Estate in the Probate Court for Collin County, Texas seeking to recover the full amount of the judgment, including certain attorney's fees and costs as described below. The Partnership Agreement provided that the General Partners were to be indemnified for litigation expenses in certain situations in which they were sued in their capacity as general partners of the Predecessor Partnership. Accordingly, the Predecessor Partnership, and later the Company, paid the legal expenses and other defense costs of the General Partners during a large portion of the Griffin Case litigated. These payments were required under the Partnership Agreement as a result of the General Partners' execution of written undertakings to repay the Company for any such litigation expenses advanced on their behalf if it was later determined that such advancements were not subject to indemnification by the Company. The Company did not pay the legal expenses and other defense costs of the General Partners after February 1994. After the decision of the Fifth Circuit was handed down, the General Partners sought and received reimbursement from the Company of these legal fees for the period March 1994 to April 1996 in the amount of $1.4 million. Since that date, the indemnified parties have incurred additional litigation expenses of approximately $42,000, which the Company has advanced or is obligated to advance.

     In its claim in the Probate Court described above, the Company is seeking to recover from the Estate an amount of attorneys' fees and costs equal to the percentage of attorneys' fees and costs attributable to the defense of the derivative claims as to be determined by the district court in connection with the plaintiffs' request for attorneys' fees and costs. The Fifth Circuit, however, reversed the award of plaintiffs' attorneys' fees and costs. If another judgment is obtained against the defendants in a new trial, it is doubtful that a significant portion of the judgment, including attorneys' fees and costs, will be recovered by the Company against the Estate because of the uncertainties surrounding the value and the liquidity of the net assets of the Estate and Associates and the amount of other claims pending against the Estate.

Note 3.  Commitments and Contingencies

Griffin Cases

     The Griffin, et al. v. Box, et al case was filed in November 1987 in the United States District Court for the Northern District of Texas in Dallas. The plaintiffs are a small group of former unitholders of the Predecessor Partnership, including J.R. Simplot, a former unitholder whose units of the Predecessor Partnership have since been converted to approximately 15% of the Company's Class B (Non-Voting) Common Stock. The defendants are Cloyce K. Box and Associates (the "General Partners"), the Predecessor Partnership and Box Brothers. The Estate was substituted in the place of Cloyce K. Box in the litigation after his death in October 1993. As a result of the Corporate Conversion, the Company will receive all benefits, and will suffer all detriments, if any, of the Predecessor Partnership in the litigation.

     Plaintiffs made two types of claims. First, plaintiffs sought individual damages for alleged securities law violations and a declaratory judgment regarding their voting rights. All of the plaintiffs' claims for individual damages and voting rights were denied by the district court at trial in October 1992.

     Secondly, plaintiffs brought derivative claims on behalf of the Predecessor Partnership alleging that the General Partners breached the Partnership Agreement, breached fiduciary duties and violated an implied covenant of good faith and fair dealing in relation to three transactions. The derivative defendants' motion that the plaintiffs lacked standing on the derivative claims was rejected by the district court. The first transaction was the 1985 purchase of an interest in an oil pipeline by Petroleum. See Note 2. Related Party Transactions. The second transaction involved the amount of general and administrative expenses paid by the Predecessor Partnership before the Corporate Conversion. The third transaction was a loan made by the Predecessor Partnership to an unaffiliated individual. Plaintiffs alleged actual damages of $20.0 million and punitive damages of $60.0 million. In addition, plaintiffs alleged that the General Partners engaged in racketeering activities in relation to the three transactions.

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

     In March 1994, the district court entered its initial judgment in favor of the Company and against the Estate and Associates for $20.1 million for past damages and against the Estate for $2.2 million for punitive damages. In addition, the judgment imposed a constructive trust for the benefit of the Company upon the pipeline interest owned by Petroleum, in lieu of the $6.2 million in future damages included in the verdict. The judgment also dismissed the plaintiffs' claims for individual damages and voting rights for their Class B (Non-Voting) Common Stock.

     In its amended final judgment issued in October 1994, the district court added prejudgment and post judgment interest. In a separate order, the district court granted the plaintiffs' motion for attorneys' fees and costs without specifying the amount awarded. The plaintiffs sought $3.5 million in attorneys' fees and costs.

     The plaintiffs, the Estate, Associates and Petroleum all filed notices of appeal in the Griffin case to the Fifth Circuit. In its opinion in the Griffin case issued May 2, 1996, the Fifth Circuit (i) reversed the judgment and related damages against the Estate and Associates, and remanded the case for a new trial because of the jury's inconsistent answers to the liability issues; (ii) ruled that the trial court's imposition of the constructive trust was improper; (iii) affirmed the trial court's dismissal of the plaintiffs' individual claims for monetary damages; (iv) ruled that one plaintiff, James Lyle, was an original limited partner and remanded the case for a new trial to decide the number of voting shares to which he is entitled; (v) remanded the case for further fact findings to decide whether two other plaintiffs, Hayden McIlroy and B. R. Griffin, were original limited partners and the amount, if any, of voting stock to which they are entitled; (vi) affirmed the trial court's judgment that plaintiffs J. R. Simplot and David Hawk were not entitled to voting stock; and (vii) found that the trial court had erred in granting plaintiffs' attorneys fees. On October 7, 1996, the Plaintiffs application to the United States Supreme Court for appellate review of the Fifth Circuit's decision was denied.

     In February and March 1995, the same plaintiffs as in the Griffin case filed two actions against the Company, all of its then current directors, two of its former directors, its then current vice president and chief financial officer, its senior vice president/operations and its vice president and controller in the state district court in Dallas, Texas. In their actions, the plaintiffs allege that the defendants breached their fiduciary duty to the Company in relation to the collection of the trial court judgment entered in favor of the Company in the Griffin case. The plaintiffs further allege conflicts of interest among the directors, misappropriation of corporate assets, breaches of good faith and fair dealing, and wrongful payment of certain attorney's fees in the Griffin case. These claims are apparently alleged both on behalf of the plaintiffs as individuals and derivatively on behalf of the Company. The damages sought exceed $50.0 million plus $100.0 million in punitive damages against each defendant. The action has been abated pending resolution of the underlying case on appeal to the United States Supreme Court, which denied certiorari on October 7, 1996. The defendants are expected to defend the action vigorously. The Company anticipates that it will be required to advance the defense costs of the defendants during the litigation although the plaintiffs have requested that the court prohibit the advancement of such defense costs. In addition, the Company may have indemnification obligations to the defendants because of the lawsuit.

Phillips Petroleum Case

     In August 1990, Phillips Petroleum Company ("Phillips") brought an action against the Predecessor Partnership now pending in state court in Orleans Parish, Louisiana, claiming that Phillips is entitled, pursuant to its 33% Net Profits interest in South Pass Block 89, to receive an overriding royalty interest for months in which monthly net profits were not achieved. In addition, Phillips claims that the net profits account is being charged an excessive oil transportation fee. In September 1991, this lawsuit was amended by Phillips to include a claim that the entire $69.6 million lump sum cash payment received by the Predecessor Partnership in its 1990 settlement of litigation with Texas Eastern Transmission Corporation ("Texas Eastern Settlement") should have been credited to the net profits account. Under this latter claim, Phillips alleges damages in excess of $21.5 million. The Company previously credited the net profits account with $5.8 million of the $69.6 million received in the Texas Eastern Settlement, which is all of the Texas Eastern Settlement proceeds that the Company believes should be credited to the net profits account. On the first two claims, Phillips alleges aggregate damages of several million dollars. Phillips further seeks double damages, interest, attorneys' fees and cancellation of the farmout agreement. The Company is vigorously defending the litigation on the basis that such amounts are not payable under the Net Profits interest and that Phillips is not entitled to any of the damages sought. In March 1993, Phillips filed a motion for summary judgment on its claim relating to the Texas Eastern Settlement. That motion was denied by the court in July 1993. Discovery is ongoing by both parties. A new trial date of March 31, 1997 has been set by the court.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information, this discussion contains certain forward-looking statements that involve risk sand uncertainties about the business, long-term strategy, financial condition and future of the Company. Factors that may affect future results are included in the discussion below and in Part I, Items 1 and 2 of the Company's Form 10-K for the year ended December 31, 1995. Actual results could differ materially from those forward-looking statements.

Liquidity and Capital Resources

     On September 30, 1996, the Company's current assets exceeded its current liabilities by $37.7 million. On December 31, 1995 the Company's current assets exceeded its current liabilities by $47.4 million. The $9.7 million decrease primarily resulted from an increase in current liabilities from drilling costs and reorganization costs accrued at September 30, 1996 and a decrease in cash and cash equivalents from higher capital expenditures paid in excess of cash flow from operations during the nine months ended September 30, 1996. Cash, cash equivalents and marketable securities totaled $41.7 million on that date compared to $46.4 million at year end. The ratio of the Company's current assets to current liabilities on September 30, 1996 was 4.2 to 1.

     Cash flow from operations for the first nine months of 1996 increased by $11.0 million, or 70%, to $26.8 million when compared to the first nine months of 1995. The increase resulted primarily from a 40% increase in cash received from oil and natural gas sales because of higher oil and natural gas production and higher average prices. Oil production increased primarily because of a full nine months of oil production from South Pass Block 87 and several new onshore properties. Natural gas production increased primarily because of production from South Pass Block 87 and Main Pass Block 262.

     Oil and natural gas production from South Pass Block 87 began in May 1995 and natural gas production from Main Pass Block 262 began in March 1996. The combined production from these two properties in September 1996 was 1,400 BOPD and 11.7 MMcfgd, net to the Company's interest. The Company's net production from all properties during September 1996 was 2,600 BOPD and 22.8 MMcfgd.

     Average oil and natural gas prices increased significantly during the nine months ended September 30, 1996 when compared to average prices for the nine months ended September 30, 1995. Average oil prices increased $2.65 to $19.33 and the average spot prices for natural gas increased $0.78 to $2.54 for the nine months ended September 30, 1996. In addition, the contract price for South Pass Block 89 production increased 10% under the terms of the long-term natural gas sales contract covering production from this block. The increase in the spot price for natural gas is significant in that almost 50% or 3.0 Bcf of the natural gas produced by the Company for the first nine months of this year was sold on the spot market compared to 22% or 0.9 Bcf for the first nine months ended September 30, 1995.

     The Company's long-term natural gas sales contract covering production from South Pass Block 89 requires the gas purchaser to take or pay for 80% of the Seller's Delivery Capacity from the Company's gas wells, which is now 8.1 MMcfgd, or 6.7 MMcfgd after payment of royalties. The gas contract does not limit the sales of casinghead gas from the Company's oil wells in South Pass Block 89. The Company is currently sidetracking Well B-11S into the U-sand gas cap reservoir and expects such activity to be finished during the fourth quarter of this year.

     Future revenues, net income and cash flow from operations are dependent upon natural gas produced from U-sand gas wells in the Platform "B" area because of the high production rate from a limited number of such wells and the high contract price for natural gas production from those wells. During the first nine months of 1996 approximately 57% or $28.1 million of the total oil and natural gas revenues received by the Company are from natural gas sales from South Pass Block 89. Unforeseen mechanical or other failures of these wells or significant reductions in estimated natural gas reserves can potentially have an immediate and significant impact on the operations of the Company. The Company will attempt to reduce these risks by establishing and maintaining multiple take points from this reservoir and by continuing its on-going efforts to diversify its oil and natural gas production by obtaining production from areas outside South Pass Block
89. The Company has reduced the concentration of natural gas revenue from South Pass Block 89 to 57% of total oil and natural gas revenues for the nine months ended September 30, 1996 from 72% for the full year 1995 and 80% for the full year 1994.

     The Company's capital expenditures for the first nine months of 1996 increased by 97% to $31.3 million from $15.9 million for the same nine-month period in the prior year. The following table presents the capital expenditures by area for the nine months ended September 30, 1996 and the capital expenditures budget for the remaining three months of 1996.

                                  Nine Months       Budget for Three
                              Ended September 30,     Months Ended
              Area                    1996         December 31, 1996
     ________________________   ________________   _________________
                                           (In thousands)

     South Pass Blocks 86, 87
       and 89 and West Delta
       Block 128                   $     2,700        $     1,300
     Gulf of Mexico                     18,900              3,500
     West Texas / New Mexico             2,300                100
     South Texas                         1,700                200
     Alabama / Mississippi               5,500              1,200
     Miscellaneous                         200                  0
                                ________________    ________________
     Total Capital
       Expenditures               $     31,300        $     6,300
                                ================    ================

     Capital expenditures for the Gulf of Mexico area included approximately $4.2 million for platform fabrication, drilling and completion costs of two Main Pass Block 262 wells, $7.9 million for an exploratory well in Ship Shoal Block 352, $1.8 million for an exploratory well in High Island Block 576, $1.4 million for an exploratory well in Eugene Island Block 135 and $866,000 for an exploratory well in West Cameron Block 365. Other Gulf of Mexico capital expenditures totaling $2.6 million include costs incurred in acquiring additional offshore blocks. The Company plans to sell or exchange part of its working interest in one or more of these blocks for interests in other offshore blocks. During the first nine months of 1996, the Company drilled six wells in the West Texas / New Mexico area, six wells in South Texas and ten wells in the Alabama / Mississippi area. Seven of these 22 wells are completed or being completed. Additional reserves from these wells have not yet been estimated.

     The capital investment and exploration budget for the remaining three months of 1996 include amounts budgeted for two exploratory wells in the Gulf of Mexico area, one well in the West Texas / New Mexico area, three wells in the South Texas and three exploratory wells and one development well in the Alabama / Mississippi area. The Company believes that its capital investment and exploration budget will be primarily funded from cash flow from operations throughout the year with additional capital requirements being met by existing cash and cash equivalents or sales of marketable securities, if required.

     During 1996, the Company purchased high-grade fixed income securities with excess cash in order to obtain a higher yield on cash and cash equivalents. The securities have an "AA" rating, or higher, and maturities of less than seven years. The Company's line of credit facility with a bank in the amount of $25.0 million was renewed in June 1996 and will be effective until June 1997. The line of credit with a current borrowing base of $10.0 million is collateralized by the Company's South Pass oil and gas properties. The Company has issued letters of credit to the MMS totaling $150,000 against this line of credit in connection with the Company's oil and gas leases in the Gulf of Mexico.

     The Company entered into severance agreements with its employees in December 1995. The severance agreements require certain payments to employees upon termination of employment, in certain instances, during a period of two years after a change in control (as defined in the severance agreements). Terminations providing severance benefits include terminations by the Company other than for cause (as defined in the severance agreements) or by the employee following a change in control and upon the occurrence of certain events adversely affecting the employee's employment. When the certain stockholder consents became effective on July 30, 1996, a change in control, as defined in the severance agreements, occurred. The total estimated cost under the severance agreements, if all severance agreement became effective, is $5.4 million. As of September 30, 1996, twelve employees were dismissed, reached agreements to terminate employment or were notified of their impending termination. Amounts totaling $1.9 million relating to terminated employees, were charged to reorganization expense for the period ending September 30, 1996. The Company can not currently estimate whether any additional severance claims will be made or the likelihood of future payments of severance benefits. See Notes to Financial Statements - Note 1. Accounting Policies and Basis of Presentation - Severance Agreements.

     The Company's liquidity and capital resources could be adversely affected if the Company were to make a significant acquisition of properties, if certain pending litigation were resolved in a manner adverse to the Company, See Notes to Financial Statements Note 3. Commitments and Contingencies, if oil or natural gas prices received by the Company were to decline or if oil or natural gas production or reserves were to decline. Depending on the nature, amount and timing of any such event, the effect on the Company could be material.

Results of Operations

     The Company recorded a net loss for the third quarter of 1996 of $3.1 million, or $0.15 per share, and a net loss of $4.2 million, or $0.20 per share, for the first nine months of 1996. The loss primarily resulted from dry hole costs totaling $15.2 million for the first nine months of 1996, reimbursement for litigation expenses in the Griffin case and reorganization costs incurred in the third quarter. These expenses were partially offset by 6% and 26% increases in total revenues for the three and nine month periods ended September 30, 1996, respectively, when compared to the same periods in the prior year.

     Net sales volumes and average sales prices of the Company's oil and natural gas production (including the proceeds from the sale of liquids extracted from the natural gas) for the three and nine months ended September 30, 1996 and 1995 were as follows:

                     Three Months Ended          Nine Months Ended
                       September 30,       %       September 30,      %
                       1996     1995     Change    1996      1995   Change
                     ______   ______     ______   ______   ______   ______

Net sales volumes:

  Oil (MBbls):
   Platform "B"          40       74       -46%      148      230     -36%
   Platform "C           47       70       -33%      146      220     -34%
   Platform "D"         118      101        17%      345      135     156%
   Other-all
     onshore             23        7       229%       55        7     686%
                     ______   ______     ______   ______   ______   ______
  Total oil
    volumes             228      252       -10%      694      592      17%
                     ======   ======     ======   ======   ======   ======
  Natural gas
   (MMcf):
   Platform "B"         638      813       -22%    2,335    2,475      -6%
   Platform "C"         323      433       -25%      965    1,216     -21%
   Platform "D"         822      330       149%    1,926      416     363%
   Main Pass
     Block 262           81        0        n/a      856        0      n/a
   Other-all
     onshore             24        0        n/a       41        0      n/a
                     ______   ______     ______   ______   ______   ______
  Total natural
    gas volumes       1,888    1,576        20%    6,123    4,107      49%
                     ======   ======     ======   ======   ======   ======

Average sales prices:
  Oil (per Bbl)      $19.77   $16.08        23%   $19.33   $16.68      16%
  Natural gas
   (per Mcf)         $ 5.40   $ 6.19       -13%   $ 5.86   $ 6.92     -15%

     Total oil revenues increased by $462,000, or 11%, during the third quarter of 1996 and by $3.5 million, or 36%, during the first nine months of 1996 when compared to same periods in the prior year, respectively. The increase in oil revenues for the third quarter of 1996 resulted from a $3.69 increase in the average prices which increased oil revenues $781,000. Offsetting this increase was a net 24,000 barrel decrease in oil production, primarily from Platforms "B" and "C", which decreased oil revenues $319,000. A full nine months of production from Platform "D" combined with oil production from other new areas increased oil revenues $4.3 million. In addition, a $2.65 increase in average prices increased revenues an additional $1.9 million. However, decreases in oil production from the natural depletion of oil reserves located in the Platform "B" and "C" areas offset the increases in oil revenues by $2.7 million.

     Natural gas revenues increased by $453,000, or 5%, for the third quarter of 1996 and by $7.5 million, or 26%, for the first nine months of 1996 when compared to the same periods in the prior year. The increases were the result of a net increase in natural gas production and increased natural gas prices. First, natural gas revenues increased by $841,000 and by $2.6 million for the three and nine months ended September 30, 1996, respectively, as a result of natural gas production from Platform "D" and by $139,000 and by $1.9 million for the three and nine months ended September 30, 1996, respectively, from initial non-South Pass natural gas production, primarily from Main Pass Block 262. The increases in natural gas production from these areas were partially offset by lower natural gas production from Platforms "B" and "C" which decreased natural gas revenues $1.9 million and $1.7 million for the three and nine months ended September 30, 1996 respectively. Second, natural gas prices from wells in South Pass Block 89 increased by 10% on January 1, 1996, in accordance with the Company's long-term gas sales contract, and natural gas spot prices increased by 44% and 32% for the third quarter of 1996 and first nine months of 1996, respectively, when compared to the same periods of 1995. The increase in sales prices added $1.3 million and $4.6 million to natural gas revenues for the three and nine months ended September 30, 1996, respectively.

     Operating expenses increased by 17%, or $226,000, for the third quarter of 1996 compared to the third quarter of 1995 and by 27%, or $1.0 million, for the nine months of 1996 compared to the first nine months of 1995. The increase resulted from the beginning of operations on several new properties, primarily South Pass Block 87 and Main Pass Block 262 but also including several new on-shore properties. Net Profits expense decreased by $1.0 million for the third quarter of 1996 due to lower natural gas revenues and higher capital expenditures from South Pass Block 89 for the three month period ended September 30, 1996. Net Profits expense increased $832,000, or 10%, during the nine months ended September 30, 1996, when compared to the same period in 1995 because of higher natural gas revenues from South Pass Block 89 for the nine months then ended.

     Exploration expense increased by $5.6 million for the three months ended September 30, 1996 and by $14.0 million for the nine months ended September 30, 1996 primarily because of an increase in dry hole expense. During the first nine months of 1996, the Company drilled three non-commercial exploration wells in the Gulf of Mexico: Ship Shoal Block 352 at a total cost of $7.9 million, High Island Block 576 at a total cost of $1.8 million and West Cameron Block 365 at a total cost of $866,000. The remaining $4.6 million in dry hole costs are primarily related to unsuccessful exploration drilling in the onshore areas of exploration. Depreciation, depletion and amortization expense increased by $764,000, or 19%, for the third quarter of 1996 and by $2.7 million, or 26%, for the first nine months of 1996 when compared to the same periods in the prior year. This increase was due to the commencement of depreciation, depletion and amortization of Platform "D" and other new oil and natural gas properties.

     General and administrative expenses increased by 54%, or $1.2 million, and by 38%, or $2.4 million, for the three and nine months ended September 30, 1996, respectively. The increase was attributable to increased legal and professional fees which included legal expenses related to reimbursement of legal fees and costs payable to the Estate for litigation costs incurred with respect to the Griffin case, See Notes to Financial Statements - Note 2. Related Party Transactions and
Note 3. Commitments and Contingencies - Griffin cases, litigation costs related to the Phillips Petroleum case, See Notes to Financial Statements - Note 3. Commitments and Contingencies -Phillips Petroleum case, and legal fees and costs related to the study to determine whether the issuance of shares of the Company in the Corporate Conversion as Class B (Non-Voting) Common Stock, rather than Class A (Voting) Common Stock, to certain holders was in accordance with the Fifth Circuit's opinion in the Griffin Case. See Notes to Financial Statements - Note
1. Accounting Policies and Basis of Presentation - Common Stock.

     Reorganization costs totaling $1.9 million were accrued during the third quarter of 1996 as a result of the termination of several employees in accordance with the terms of severance agreements. See
Notes to Financial Statements - Note 1. Accounting Policies and Basis of Presentation - Severance Agreements. In the first quarter of 1995, the Company accrued $723,000 as reorganization costs for the discontinuance of certain administrative positions in the Dallas office and closing other offices. Income tax expense or benefit decreased for the third quarter and first nine months of 1996 because of the net loss before income taxes incurred during both periods.

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

           27            Financial Data Schedule

      (b)  The Company filed a Form 8-K during the quarter ended
           September 30, 1996 which reported the Company's dismissal of Coopers & Lybrand L.L.P. as independent accountants and the retaining of Arthur Andersen LLP as the Company's independant accountants for 1996.


------------------

*Incorporated by reference to the Company's Registration Statement on Form S-2 (file number 33-52156) filed with the Commission and effective on December 1, 1992.

**Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1992 filed with the Commission and effective on or about March 30, 1993.

#Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1993 filed with the Commission and effective on or about March 30, 1994.

##Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1994 filed with the Commission and effective on or about March 30, 1995.

+Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31,1995 filed with the Commission and effective on or about March 30, 1996.




                             SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BOX ENERGY CORPORATION



Date:     November 14, 1996            By:  (Don D. Box)
      ______________________           ___________________________________
                                       Don D. Box
                                       Chief Executive Officer and President






Date:    November 14, 1996             By:  (J. Burke Asher)
      ______________________           __________________________________
                                       J. Burke Asher
                                       Chief Accounting Officer