Form 10-K
period 1996-12-31
BOX ENERGY CORP
filed 1997-03-31
CIK 874992

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            Form 10-K
     (Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
               THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the fiscal year ended December 31, 1996

                                OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from         to

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

Registrant's telephone number, including area code: (214) 890-8000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  Name of each exchange
         Title of each class                       on which registered
         -------------------                      ---------------------

Class A (Voting) Common Stock, $1 Par Value       Pacific Stock Exchange
Class B (Non-Voting) Common Stock, $1 Par Value   Pacific Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

               Class A (Voting) Common Stock, $1 Par Value
                         (Title of Class)
              Class B (Non-Voting) Common Stock, $1 Par Value
                         (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant on March 20, 1997 was $12,333,869. On that date, the number of outstanding shares of Class A (Voting) Common Stock, $1 par value, was 3,250,110, and the number of outstanding shares of Class B (Non-Voting) Common Stock, $1 par value, was 17,553,010.

     Registrant's Registration Statement filed on Form S-2 effective December 1, 1992 for its 8 1/4% Convertible Subordinated Notes is incorporated by reference in Part IV of this Form 10-K.

                              FORM 10-K

                         BOX ENERGY CORPORATION

                            TABLE OF CONTENTS

                              ----------

Item No.                                                         Page

                                PART I

Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders


                                PART II

Item 5.   Market for Registrant's Common Equity and
            Related Stockholder Matters
Item 6.   Selected Financial Data
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations
Item 8.   Financial Statements and Supplementary Data
Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure


                                PART III

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management
Item 13.  Certain Relationships and Related Transactions


                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K

                                PART I


ITEM 1. BUSINESS.

THE COMPANY

     Box Energy Corporation (the "Company" or "BEC") is an independent exploration and production company primarily engaged in the exploration for, and the development and production of, oil and natural gas. The Company is a Delaware corporation with executive offices located at 8201 Preston Road, Suite 600, Dallas, Texas 75225-6211 (telephone number 214/890-8000). The Company employed 41 people on December 31, 1996. The Company was initially organized in 1981 as OKC Limited Partnership (the "Predecessor Partnership") until it converted to a corporation on April 15, 1992 (the "Corporate Conversion").
BEC's common stock was exchanged for the assets and liabilities of the Predecessor Partnership and then distributed to its partners and other unitholders on a one-for-one basis. The Predecessor Partnership was then dissolved.

     The Company has two classes of stock, Class A Voting Common Stock ("Class A Stock") and Class B Non-Voting Common Stock ("Class B Stock"). Both classes are entitled to equal participation in earnings, dividends and liquidation proceeds. Class A Stock has voting rights while the Class B Stock has no voting rights, unless otherwise required by Delaware law. Class A Stock was distributed to original limited partners of the Predecessor Partnership and Class B Stock was distributed to all other unitholders of the Predecessor Partnership. Prior to the Corporate Conversion, the Company had no significant assets, liabilities or operations. Unless otherwise required by the context, the term "Company" or "BEC" includes Box Energy Corporation and the Predecessor Partnership.

LONG-TERM BUSINESS STRATEGY

     The Company is primarily engaged in one industry segment and one line of business which is the exploration, development and production of oil and natural gas reserves. Prior to the Corporate Conversion, the Company's oil and gas activities, as the Predecessor Partnership, were limited to certain geographical areas, mainly South Pass Blocks 86, 87 and 89. As a result the oil and gas operations were concentrated in this area. The primary producing property was South Pass Block 89. The Company's natural gas production from this block is subject to a long-term gas sales contract containing prices substantially in excess of current spot market prices. Likewise, the value of the natural gas reserves from this block are significantly higher than comparable natural gas reserves at market prices.

     In 1992, the Company began to implement a long-term strategy designed to maximize the natural gas revenue and cash flow from South Pass Block 89 and to use the cash flow generated from this block to expand and diversify the oil and natural gas reserve base. The focus of this strategy is to replace BEC's value of the natural gas reserves from South Pass Block 89 and at the same time increase overall shareholders' value. The long-term strategy was refined in 1995 to focus on exploration and acquisition activities in four "core areas" which were selected because of their potential to provide high impact wells with significant oil and natural gas reserves, ready access to markets and economical drilling costs. The four core areas include the Gulf of Mexico (including the Company's South Pass blocks), Mississippi/Alabama, West Texas/New Mexico, and South Texas. Additional core areas, both domestic and international, may be selected in the future.

     The Company employs 13 for operational, technical and support staff that conduct independent evaluations of the exploration and development activities of the South Pass blocks and other oil and gas projects in the core areas. In addition, BEC owns four 3-D workstations and utilizes this technology to generate oil and gas prospects in its core areas and review outside generated oil and gas prospects which are available for acquisition, farm-in or working interest participation. Drilling prospects reviewed are both exploratory and developmental. The capital used to invest in oil and gas projects is primarily from cash flow from operations. The Company has also accumulated cash and, pending future projects or acquisitions, has invested it in marketable securities.

COMPETITION

     The Company faces competition from large integrated oil and gas companies, independent exploration and production companies, private individuals and sponsored drilling programs. The Company competes for operational, technical and support staff, options or leases on prospective oil and natural gas properties and sales of products from developed properties. Many of the Company's competitors have significantly more financial, personnel and other resources available and some of the larger integrated companies may be better able to respond to industry changes including price fluctuations, oil and gas demands and governmental regulations.

MARKETS

     The Company presently sells its oil production based upon a market price for crude oil as posted from day to day by major purchasers. The applicable posted price is modified for crude oil quality, refined product yields, geographical proximity to refineries and availability of transportation facilities. In addition, because the BEC is able to deliver large quantities of oil from certain areas, the Company negotiates a premium over the posted prices which may not be available to smaller producers for crude oil delivered in certain market areas. Oil prices fluctuate significantly over time because of changes in supply and demand, changes in refinery utilization, levels of economic activity throughout the country, and political developments.

     The Company's oil production from its South Pass blocks is transported at a cost of $2.75 per barrel by a pipeline operated by Marathon Pipe Line Company. A minority interest in the pipeline is owned by a subsidiary of Box Brothers Holding Company ("BBHC") and has been the subject of litigation involving the Company. See Item 3. "Legal Proceedings" and Item 13. "Certain Relationships and Related Transactions."

     The Company sells its natural gas production from South Pass Block 89 under a 20-year gas sales contract with Texas Eastern Corporation ("Texas Eastern") that was originally entered into on July 15, 1982, and expires on July 15, 2002. In November 1990, the Company settled litigation regarding the contract that was instituted by Texas Eastern in 1989. In the court-approved settlement, among other things, the parties acknowledged that the contract remained in effect, and Texas Eastern paid the Company $69.6 million to settle the issues involved in the litigation. In addition, the future prices to be paid for natural gas under the contract were reduced to the prices discussed below. Such redetermined prices remain significantly in excess of current market prices for natural gas and are expected to increase further under the annual escalation provisions of the contract.

     For its natural gas production in January 1997, the Company received natural gas prices under the Texas Eastern contract of $11.25 per Mcf for wells in the southern portion of South Pass Block 89 and $6.18 per Mcf for wells in the northern portion of South Pass Block 89, including in both cases the adjustment anticipated for the Btu content of the natural gas. Effective January 1 of each year until the termination of the gas contract, the contract provides for a 10% annual price increase for each of these prices.

     Texas Eastern's purchase obligation under the Company's gas sales contract, as modified by the 1990 settlement, will cease as to natural gas production from the northern portion of South Pass Block 89 when Texas Eastern has purchased a net total of 15.0 billion cubic feet ("Bcf") of natural gas from the Company from that area. Through 1996, net natural gas production of the Company from the northern portion of the block in the amount of 4.6 Bcf has been sold under this contract. No such restriction applies to gas produced from the southern portion of the block. However, the gas sales contract does not apply to any production from either portion from sands which lie beneath the U-sand horizon. The contract also provides that Texas Eastern will not be required to purchase any gas that does not meet the quality specifications for gas as described in the contract.

     Subject to the other provisions of the contract, Texas Eastern is required by the contract to take and pay for 100% of the casinghead gas produced from the block. Until December 1993, all of the natural gas production from the block had been casinghead gas (i.e., gas produced from "oil wells", as distinguished from gas produced from a "gas well"). Since that time, a significant portion of the Company's gas production has been from gas wells. Once oil has been substantially depleted from the oil wells, the oil wells may be reclassified or recompleted as gas wells. Texas Eastern is obligated to take or pay for 80% of the Company's delivery capacity (i.e., the maximum efficient flow rate based on periodic field deliverability tests) of gas well gas. Texas Eastern may defer the taking of (but may not defer its obligation to pay for) up to 40% of the Company's delivery capacity of gas well gas for up to five years (but not beyond the term of the contract). Any such deferred takes for which payment has already been made shall be subject to all price increases under the contract at the time it is later taken.

     The gas sales contract expressly provides that Texas Eastern assumes any and all regulatory risks associated with the performance of the contract and waives any right to assert that it is not obligated to perform under the contract by reason of economic, governmental or regulatory conditions or changes, including action by a regulatory agency such as the Federal Energy Regulatory Commission ("FERC"). All of the obligations of Texas Eastern under the contract are guaranteed by PanEnergy Corporation, the parent holding company of Texas Eastern and two other major interstate pipeline companies, pursuant to a guarantee that provides, among other things, that the guarantee is enforceable regardless of any law or regulation that might impair or prohibit performance of the contract by Texas Eastern.

     The amount by which the Texas Eastern contract prices will exceed market prices in the future cannot be predicted. In addition, regulatory initiatives over the past several years (most recently, FERC's Order 636-B in November
1992), have sought to redefine the role played by interstate pipeline companies and have created a time of rapid and substantial change and uncertainty in the pipeline industry. These conditions will continue to affect the operations, and potentially the financial condition, of many pipeline companies in a significant manner. See "Governmental Regulation." These changes began prior to the Texas Eastern settlement in November 1990, and the Company believes that the parties anticipated such future uncertainties in the settlement and allocated to Texas Eastern the economic and regulatory risks associated with, among other things, the current pipeline industry restructuring.

     The Company sells its natural gas production from wells not located in South Pass Block 89 at the current market price for gas in the month of sale. The market price for natural gas production fluctuates significantly. The Company received an average price of $2.57 per thousand cubic feet ("Mcf") for its non-contract natural gas production in 1996, including the proceeds received from the sale of processed liquids therefrom. The price at which the Company's natural gas may be sold will continue to be affected by a number of factors, including the price of alternate fuels such as oil and coal and competition among various natural gas producers and marketers.

MAJOR CUSTOMERS

     The Company's most significant customers during 1996 were BayOil (USA), Inc. and Texas Eastern, whose purchases represented 18% and 51%, respectively, of the Company's total oil and gas revenues. Marathon Oil Company ("Marathon") purchased the Company's oil production from its South Pass blocks, accounting for 25% and 18% of the Company's total oil and gas revenues during 1995 and 1994, respectively. Texas Eastern's payments for the Company's natural gas production from South Pass Block 89 accounted for 70% and 63% of the Company's total oil and gas revenues during 1995 and 1994, respectively.

RISK OF COMPANY OPERATIONS

     Oil and gas drilling and production operations involve a high degree of risk. Unprofitable efforts may result not only from dry holes but also from marginally productive wells that do not produce oil or gas in sufficient quantities to return a profit on the amounts expended. The Company is largely dependent upon production from wells in the South Pass area and upon the continued performance by the natural gas purchaser under the Company's long-term gas sales contract covering South Pass Block 89. The loss of one well or such contract could cause a material decline in revenues, cash flow and profitability. Additionally, the utilization of 3-D seismic data to identify and define the parameters of drilling prospects may be unprofitable in those situations where the interpretation of the data determines that a prospect should not be drilled or indicates that a prospect should be drilled which later proves to be unproductive. Further, the success of the Company's operations depends, in part, upon the ability and continued employment of its management and technical personnel. Accordingly, there is no assurance that the Company's oil and gas drilling or acquisition activities will be successful, that significant additional production will be obtained, that any such production, if obtained, will be profitable, or that the Company's management and technical personnel will make correct decisions or continue to be employed.

     The Company's operations are subject to all of the operating hazards and risks normally incident to drilling for and producing oil and gas, such as title risks, exploration risks, geophysical interpretation risks and risks of encountering unusual or unexpected formations and pressures, blowouts, environmental pollution and personal injury. The Company maintains general liability insurance and obtains insurance against blowouts, redrilling expenses and certain other operating hazards, including certain pollution risks. If the Company sustains an uninsured loss or liability, or if the amount of loss exceeds the limits of its insurance, its financial condition may be materially adversely affected.

GOVERNMENTAL REGULATION

Regulation of Oil and Gas Operations

     Domestic exploration for, and production and sale of, oil and gas are regulated at both the national and local levels. Legislation and regulations affecting the oil and gas industry are under constant review for amendment or expansion, frequently increasing the burden of compliance. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry which may be difficult and costly to comply with and which carry substantial penalties for the failure to comply. The regulatory burden upon the oil and gas industry increases its costs of doing business and consequently affects its profitability. The Company's operations are affected by various political developments, federal and state laws, and regulations. In particular, oil and gas production, operations and economics are affected by price controls, production allowables, tax and other laws relating to the petroleum industry, by changes in such laws and by changing administrative regulations and the interpretation and application of such rules and regulations.

State Regulation

     Oil and gas operations are subject to a wide variety of state regulations. Administrative agencies in such jurisdictions may promulgate and enforce rules and regulations relating to virtually all aspects of the oil and gas business. Many states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration for and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of many states limit the rate at which oil and gas can be produced from oil and gas wells.

Environmental Regulation

     Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect the Company's operations and costs as a result of their effect on oil and gas exploration, development and production operations. At present, substantially all the Company's production of oil, condensate and gas is in federal waters or states having conservation laws and regulations. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance. The Company is unable to control the operations of wells for which it does not act as operator. Notwithstanding the Company's lack of control over wells operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributed to the Company.

     The oil and gas industry may experience increasing liabilities and risks under the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Water Act, as well as other federal, state and local environmental laws, as a result of increased enforcement of environmental laws by various regulatory agencies. As an "owner" or "operator" of property where hazardous materials may exist or be present, the Company, like all others engaged in the petroleum industry, could be liable for fines and/or "clean-up" costs, regardless of whether the Company was responsible for the release of any hazardous substances. Although the Company has not been subject to the imposition of "clean-up" orders by the government, the potential for sudden and unpredictable liability attributable to environmental problems is a consideration of increasing importance to the Company and the petroleum industry as a whole.

     Because the Company is engaged in the exploration and development of natural resources, it is subject to various federal, state and local provisions regarding environmental and ecological matters. Regulations covering the discharge of materials into the environment, the financial responsibility requirements for companies owning an interest in an offshore oil and gas lease or facility as defined under the Oil Pollution Act of 1990, or otherwise relating to the protection of the environment, may affect the Company's operations and costs as a result of their effect on oil and gas exploration, development and production operations. No assurance can be given that the Company will be able to comply with the financial responsibility requirements of the Oil Pollution Act of 1990 or that other governmental laws or regulations will not limit the scope or profitability of the Company's business. Capital expenditures relating to environmental control facilities are incurred in the operations of the Company, but were not material to the Company's operations in 1996 nor are they anticipated to be material in 1997.

OTHER BUSINESS CONDITIONS

     Except for its oil and gas leases with third parties, the Company has no material patents, licenses, franchises or concessions which it considers significant to its oil and gas operations. The nature of the Company's business is such that it does not maintain or require a "backlog" of products, customer orders, or inventory. The Company has not been a party to any bankruptcy, reorganization, adjustment or similar proceeding.

     Generally, the Company's business activities are not seasonal in nature. However, weather conditions affect the demand for natural gas and can hinder drilling activities. Demand for natural gas is typically higher during winter months.

RECENT DEVELOPMENTS

     Box Brothers Holding Company ("BBHC"), a Delaware corporation, is the record and beneficial holder of approximately 57% of the outstanding Class A Stock of the Company. A majority equity interest in BBHC is owned by the four Box brothers, Don D. Box, Thomas D. Box, Gary D. Box and Douglas D. Box. In April 1995, Thomas D. Box, then President and Chief Executive Officer of BEC filed a lawsuit in the Delaware Chancery Court alleging that he was the holder of the only outstanding voting stock of BBHC and seeking confirmation of action taken by him by written consent in removing and electing directors of BBHC. In February 1996, the court ruled that BBHC had no outstanding voting stock and that all four brothers were directors of BBHC. A few days after that ruling, BBHC issued equal numbers of shares of its voting stock to three irrevocable trusts established for the benefit of Don D. Box, Gary D. Box and Douglas D. Box. Don D. Box, Gary D. Box and Douglas D. Box serve as trustees for each of the trusts, and they are currently executive officers of BBHC. Don D. Box and Douglas D. Box are currently directors of BBHC.

     In June 1996, BBHC executed and delivered to the Company, a written consent pursuant to Section 228 of the Delaware General Corporation Law (the "BBHC Consent") that (i) amended the Company's By-Laws to permit the removal of directors without cause, (ii) removed all the then current directors except Don
D. Box and Alan C. Shapiro, (iii) fixed the number of the directors of the Company at seven, and (iv) elected Glen Adams, Daryl L. Buchanan, Richard D. Squires, Thomas D. Rollins, and Bernay C. Box to serve as directors of the Company with Don D. Box and Alan C. Shapiro. The effective date of the BBHC Consent was July 30, 1996. Subsequent to the delivery of the BBHC Consent, two additional written consents to the same effect were delivered to the Company by two record and beneficial holders of approximately another 23% of the Company's Class A Common Stock.

     After the BBHC Consent became effective the following officers were either removed by the Board of Directors or resigned: President and Chief Executive Officer Thomas D. Box, Executive Vice President Craig T. Scott,
Vice President and Chief Financial Officer Jill M. Killam, Secretary and General Counsel W. Jefferson Burnett, and Vice President and Chief Accounting
Officer M. Carlisle Barker . Don D. Box was elected by the Board of Directors to serve as President and Chief Executive Officer. In addition, the Board of Directors elected J. Burke Asher to the positions of Secretary and Chief Accounting Officer. In January 1997, Glen Adams and Daryl L. Buchanan resigned from the Board of Directors of the Company. Mr. Adams cited other increased obligations, and Mr. Buchanan cited personal reasons.

     On March 2, 1997 and March 6, 1997 BBHC and Box Control, LLC ("BCLC") and others filed Schedule 13Ds disclosing that on February 26, 1997, the Gary D. Box 1996 Trust ("GDBT") and the Don D. Box 1996 Trust ("DDBT") each contributed 11 shares of voting stock of BBHC representing all of their voting stock in BBHC to BCLC in exchange for non-voting interests in BCLC. On the same date Don D. Box contributed three non-voting shares of BBHC common stock to BCLC in exchange for the sole voting membership interest in BCLC. On March 3, 1997, BCLC executed a Written Consent (the "BCLC Consent"), in its capacity as the majority shareholder of BBHC, to remove the Board of Directors of BBHC and replace it with a new Board. On March 4, 1997, Don D. Box and BCLC filed an action in the Court of Chancery of the State of Delaware, under 8 Del C. Sec. 225, asking the Court to declare the BCLC Consent valid and enforceable and to declare that the old Board of BBHC had been removed and replaced by the new Board (the "Delaware Action"). On March 27, 1997, Douglas D. Box filed an answer in the Delaware Action contesting the effectiveness of the actions taken by Don D. Box, Gary D. Box and BCLC.

     On March 4, 1997, Douglas D. Box filed an action in Dallas County, Texas, styled Douglas D. Box, individually and as next friend of Alisa D. Box, a minor, and settlor and co-trustee of The Douglas D. Box 1996 Trust, The Gary D. Box 1996 Trust and The Don D. Box 1996 Trust v. Don D. Box and Gary D. Box, individually and as Trustees of The Don D. Box 1996 Trust, The Gary D. Box 1996 Trust and The Douglas D.Box 1996 Trust, and Steven J. Craig, J. Burke Asher, Patricia Arvin and BCLC, alleging that Don D. Box and Gary D. Box had breached various fiduciary duties, requesting that they be removed as the trustees from certain trusts, asking for the appointment of a receiver for BBHC, and requesting an order restraining Don D. Box and others from taking various actions with regard to BBHC (the "Texas Action"). The application for temporary restraining order was denied at a hearing held on March 7, 1997. On March 20, 1995, the defendants in the Texas Action filed their answers, and Don D. Box filed a counterclaim against Douglas D. Box for attorneys' fees. On March 21, 1997, Douglas D. Box filed a Motion for Nonsuit requesting that the Texas Action be dismissed without prejudice.


ITEM 2.  PROPERTIES.

OIL AND GAS PROPERTIES

     Certain of the information, required by this Item is incorporated herein by reference from Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 8. "Financial Statements and Supplementary Data" and Note 10. of Notes to Financial Statements. The following table presents a summary of the significant active oil and gas properties of the Company by core area. A more detailed discussion of certain properties in the core areas follows this table.



                                                                         Net Reserves at
                                                                        December 31, 1996
                                 Acreage           Average Interest      Oil         Gas
     Location                 Gross     Net       Working     Revenue   MBbls       MMcf
-----------------------------------------------------------------------------------------
Gulf of Mexico
  South Pass Block 89          5,000    1,250       25%       21%       1,318      15,601
  South Pass Block 86          5,000    1,250       25%       21%         288       3,889
  South Pass Block 87          3,540    1,168       33%       27%         832      13,858
  West Delta Block 128         <F1>                 20%       17%         116         857
  Main Pass Block 262          4,995    1,648       33%       28%           -       2,134
  Eugene Island Block 135      5,000      750       15%       13%          50       1,788
  Vermillion Block 194         5,000    1,250       25%       21%         Undeveloped
  Ship Shoal Block 309         5,000    2,500       50%       42%         Undeveloped
  Ship Shoal Block 116         4,891    1,614       33%       28%         Undeveloped
  South Timbalier Block 214    5,000    2,500       50%       42%         Undeveloped
  South Timbalier Block 247    5,000    1,650       33%       28%         Undeveloped
  South Timbalier Block 279    5,000    5,000      100%       83%         Undeveloped
  Other Undeveloped            9,995    7,495       75%       62%         Undeveloped
Mississippi/Alabama
  Indian Wells Field             840      781       93%       74%         255           -
  Moselle Dome Field           2,772    1,194       76%       58%         323          56
  Hub Field                    2,105    1,110       74%       54%           -         358
  County Line Dome Prospect    2,121    1,077       92%       75%         Undeveloped
  Other Developed                160       81          Various             23           -
  Other Undeveloped           19,180    8,389          Various            Undeveloped
West Texas/New Mexico
  SW Bronco Field              1,320      462       35%       27%          74          94
  Other Developed                161       32       20%       15%          13          19
  Other Undeveloped           13,767    5,688          Various            Undeveloped
South Texas
  Berclair Field               12,763   1,787       14%       11%           5         521
  North Hinde Field               953     238       25%       19%           2         157
  Other Undeveloped            24,909   4,813          Various            Undeveloped
                              ----------------                          -----------------
Total                         144,472   53,727                          3,299      39,332
                              ================                          =================

<F1>
Box Energy Corporation owns a working interest in one well drilled from South Pass Block
87, Platform "D" into West Delta Block 128.


GULF OF MEXICO

     Oil and natural gas reserves totaling 2.6 million barrels of oil ("MMBbls") and 38.1 Bcf of gas in the Gulf of Mexico represent approximately 79% and 97% of BEC's total net oil and natural gas reserves, respectively. Since 1994, the Company has expanded its presence in the Gulf of Mexico away from the South Pass area by participating in the last three offshore Gulf of Mexico Minerals Management Service ("MMS") lease sales. The Company has purchased seismic data covering over 300 blocks in the Gulf of Mexico. Such data cover over 1.5 million acres. The Company also trades portions of its working interest in acquired blocks for similar interests in other blocks. Although many of the blocks acquired to date are yet undrilled, the Company will continue its efforts to maintain a prospect inventory of Gulf of Mexico properties.

South Pass Area

     The Company's South Pass properties, South Pass Blocks 86, 87 and 89, as well as one well in West Delta Block 128, are characterized by complex geology, including multiple oil and gas reservoirs. Currently the Company's most valuable properties, South Pass Properties accounted for over 87% of the Company's total revenues in 1996. In addition, approximately 90% of the before-tax present value of the Company's estimated future net cash flows from proved reserves (discounted at 10% per annum) at December 31, 1996 is derived from these properties. The Company's wells in the four blocks have typically been drilled with significant directional deviation to total vertical depths ranging from 8,400 to 18,500 feet. The gross completed well cost of the deeper U-sand wells sometimes exceeds $10.0 million per well due to the complex geological nature of the area.

South Pass Block 89

     The Company acquired its interest in South Pass Block 89 from Aminoil USA, Inc. in 1977 and initially participated in the drilling of wells in the area near Platform "A". Platform "A" was shut-in due to uneconomical production rates in 1988 and the production deck was sold in 1995. Platform "B" was installed in 1981 and since that time has produced 47.8 MMBbls (10.0 MMBbls net to BEC) of oil, and 167.2 Bcf (34.8 Bcf net to BEC) of natural gas from the U-sand and shallow sands. Platform "B" wells drilled to the U-sand encountered a thick, porous sand interval with a nearly vertical orientation. As a result, the wells have produced very efficiently through a combination of a water drive, a gas cap expansion and gravity drainage. Of the thirteen wells producing at December 31, 1996 from Platform "B" in South Pass Block 89, two wells were producing in the U-sand, seven wells were producing in the T-sand and four wells were producing in the CP/8, R-1 and Lentic sands.

     Two wells completed from Platform "C", which is physically located in South Pass Block 86, into the northern portion of South Pass Block 89 are currently producing from the U-sand in a fault block separate from the fault block in which the Platform "B" wells are producing. Production from this platform began in 1992 and has produced 4.5 MMBbls, (930,000 barrels ("Bbls") net to BEC) and
22.2 Bcf, (4.6 Bcf net to BEC) from the northern portion of South Pass Block 89. The Company may drill additional South Pass Block 89 wells from Platform "C" in the future; however, the platform drilling rig was demobilized in 1994.

     The Company's natural gas production through July 15, 2002 from South Pass Block 89 is subject to a long-term gas sales contract with Texas Eastern. See
Item 1. "Business - Markets."

     The Company began production of the gas cap reserves in the U-1/1 reservoir in December 1993 from Well B-20S. A second gas well, Well B-13S, was drilled during 1994, and production commenced in October 1994. After experiencing mechanical problems at the end of the first quarter of 1995, Well B-13S was recompleted in September 1995 in a lower portion of the T-sands and is still classified as a gas well. A third gas well, Well B-11S, was drilled in the summer of 1995, and production commenced in September 1995. In March 1996, Well B-11S, began producing high levels of sand. As a result, the well was shut-in and production curtailed. Attempts to recomplete this well during the second and third quarters of 1996 were unsuccessful. In December 1996, the Company began to side track Well B-12 to the U-sand reservoir. The operator encountered difficulties during drilling and operations have ceased. The Company is evaluating drilling a new side track from this wellbore in the second or third quarter of 1997. The most recent five-day production test of the Company's gas wells was conducted in February 1997, when the three gas wells produced at a combined gross rate of 28.9 million cubic feet of gas per day ("MMcfgd") (or 6.0 MMcfgd, net to BEC).

     The Company pays a Net Profits Interest ("NPI") to Phillips Petroleum Company pursuant to a farmout agreement regarding the Company's working interest in the oil and natural gas lease covering South Pass Block 89. NPI is calculated as 33% of the Company's "net profits" from the subject lease as defined in the farmout agreement. BEC and Phillips Petroleum Company are currently involved in litigation concerning the calculation of the NPI. See Item 3. "Legal Proceedings."

South Pass Block 86

     Five wells have been completed from Platform "C" in the southern portion of South Pass Block 86 and four are currently producing oil and natural gas from the U-sands. Three of these wells are producing from the same fault block as the wells drilled from Platform "C" into South Pass Block 89. In addition, production from Well C-8 has been suspended pending depletion of the oil-bearing portion of the U-sand in this fault block, which is currently projected for the year 2000. The C-8 well was tied back and completed to Platform "C" in 1993 and is now produced for very short intervals to monitor bottom hole pressures from the reservoir. All South Pass Block 86 Platform "C" wells are productive from the U-sand, and total production from 1992 to the end of 1996 was 3.1 MMBbls (637,000 Bbls net to BEC) of oil, and 12.7 Bcf (2.6 Bcf net to BEC) of natural gas from these wells.

South Pass Block 87 and West Delta Block 128

     To date, the Company and the other working interest owners have jointly drilled six wells in South Pass Block 87 and West Delta Block 128. The initial well drilled encountered an estimated 37 feet of net gas and condensate pay before being plugged and abandoned due to mechanical problems. Five other wells were then successfully drilled in the area prior to the fabrication and installation of Platform "D". Platform "D", a four-pile, 12-slot platform capable of concurrent drilling and production operations, is located in South Pass Block 87 and commenced production in June 1995. Production from Platform "D" comes from four wells producing from the U-sand. Total cumulative production from Platform"D" at December 31, 1996 was 2.9 MMBbls, (713,000 Bbls net to BEC) and 14.1 Bcf, (3.6 Bcf net to BEC).

Main Pass Block 262

     Main Pass Block 262 is located in 288 feet of water offshore, Louisiana. Two wells, Wells A-1 and A-2, were horizontally drilled in the Buliminella-1 sands in 1995. Subsequently, Platform "A", a four-pile platform capable of concurrent drilling and production operations, was installed in March 1996. A third well, the Subsea #1 (formerly called Main Pass #3), was drilled and completed in late 1996 and tied back to the platform in February 1997. Well A-1 currently produces 5.1 million cubic feet of gas per day ("MMcfgd") (1.4 MMcfgd net to BEC). This platform produced 3.8 Bcf (1.1 Bcf net to BEC) of natural gas in 1996. The Subsea #1 well is currently producing 16.6 MMcfgd, (4.6 MMcfgd net to BEC).

Eugene Island Block 135

     The Company acquired its 15% working interest in Eugene Island Block 135 in 1995. The initial discovery well on Eugene Island Block 135 was drilled in the fourth quarter of 1996. A second exploratory well is planned to begin drilling in April 1997 and a platform is currently being constructed for installation in the third or fourth quarter of 1997. The development plans include three wells initially with the potential for additional development wells. During the 1997 Outer Continental Shelf Central Gulf of Mexico Lease Sale, in an effort to possibly extend the discovery, the Company along with two other bidding partners submitted the highest bids on Eugene Island Blocks 153 and 154 which are contiguous blocks to the south of Eugene Island Block 135. The bids are pending award after review by the MMS.

Other Activities and Properties

     Depending upon rig availability, the Company expects to drill exploration wells on South Timbalier Blocks 214, 247 and 279 during 1997. One exploratory well, which did not find commercial oil and natural gas reserves was drilled on South Timbalier Block 214 in 1997, however, two additional prospects remain to be drilled on this block. The timing for exploration drilling on the remaining offshore blocks is pending further evaluation and awaiting joint venture partners. In addition to the two blocks in Eugene Island, the Company submitted the highest bids on four additional blocks during the 1997 Outer Continental Shelf Central Gulf of Mexico Lease Sale in March 1997. The awarding of these blocks is also pending a review by the MMS.

MISSISSIPPI/ALABAMA

     The Company's strategy for the Mississippi/Alabama area is to utilize the Company's existing 2,700 miles of 2-D data supplemented with additional new 2-D data and subsurface geology to identify relatively low risk prospects and higher potential salt related prospects. The Company will purchase or shoot 3-D seismic data on certain prospects to target locations, minimize drilling risk, and reduce development costs, as appropriate. BEC typically retains a large working interest in these projects and uses an unrelated local oil and gas exploration and production company to operate in this area.

Indian Wells Field

     The Indian Wells Field located in Jasper County, Mississippi was discovered in January 1996 by the Box-Davis 35-1 Well. Three additional wells have been drilled in 1996 and early 1997, two of which did not find commercial oil and gas reserves. An additional well may be drilled in 1997 to further delineate the reservoir. Gross production from this field in December 1996 was 237 barrels of oil per day ("BOPD").

Moselle Dome Field

     This field is characterized by a large sub-surface salt dome located in Jones County, Mississippi. The Company drilled the Gladdis Knight #1 well in late 1996 and completed the well during the first quarter of 1997. The well encountered multiple sands and pay zones and was recently tested in the Hosston sand at 312 BOPD. The Company is currently drilling one development well and plans additional wells to develop and extend the oil reservoirs.

Other Activities and Properties

     The Company holds leases covering 2,121 gross acres on the County Line Dome prospect. This prospect is a sub-surface salt dome with a potential for multiple sands much like the Moselle Dome Prospect. BEC is also acquiring leases on one additional dome as well as leases covering a structure between salt domes. In addition to the salt dome prospects, the Company expects to drill three prospects that are offsetting existing production or shows.

WEST TEXAS/NEW MEXICO

     The Company identifies prospects in the West Texas/New Mexico area using 3-D seismic data in areas of established shallow production looking for deeper potential. The wells drilled in the area are typically wildcat exploration wells.

SW Bronco Field

     The Lowe "20" No. 1 Well was drilled and completed in October 1995 as a Wolfcamp discovery well for the SW Bronco Field in Lea County, New Mexico. The well was drilled after analyzing an 8 square mile 3-D seismic survey. In addition, a development well, the Lowe "20" No. 2 Well, was drilled as a successful well in the first quarter of 1996. Gross production from this field in December 1996 was 120 BOPD and 200 Mcfgd. One additional development well may be drilled later to further delineate this field.

Other Activities and Properties

     The same 3-D seismic survey involved in the discovery of the SW Bronco Field appears to identify another possible Wolfcamp drilling prospect in Lea County, New Mexico. In addition, the Company has at least one exploration well to drill on the Whopper South 3-D survey in Reagan County, Texas. The Company has a 20% working interest in this survey. The Company also has a 60% working interest in the Fortune 3-D survey in Yoakum County, Texas and has plans to drill two additional exploratory wells on this survey in 1997.

SOUTH TEXAS

     The Company uses 3-D seismic data to target deeper potential zones in existing trends. BEC has generated prospects in this area, participated in several 3-D seismic shoots and entered into its second year of a strategic alliance with an established oil and gas exploration company in which the Company has an option to take 25% of any prospect generated by the joint venture partner.

Berclair Field

     In 1996, the Company completed a 43 square mile 3-D seismic survey in Goliad County, Texas along the same trend as some recent natural gas discoveries. The Company then drilled 4 shallow wells that targeted the Vicksburg formation and one deep well, the Dieble #1, that was completed in the Wilcox formation. The Company expects to drill two additional exploration wells into the deeper Wilcox formations in this area.

North Hinde Field

     The Echols #1 was drilled based on the interpretation of a 12 square mile 3-D seismic survey and completed in the Vicksburg formation. The Field is located in Starr County, Texas.

Other Activities and Properties

     The Company has purchased a 3-D seismic survey on the South Linn drilling prospect that will target Vicksburg sands at 15,000 feet in Hidalgo County. BEC owns 100% of this prospect and anticipates adding industry partners to drill this prospect in late 1997. The Company is participating with a 30% working interest in a 47 square mile 3-D survey on the Cologne project located in Victoria and Goliad Counties, Texas. The Cologne project will target shallow Miocene, Catahoula and Frio formations with deeper potential in the Yegua and Wilcox formations. In addition, BEC will participate with a 20% to 25% working interest in three projects generated by its alliance partnership in the South Texas area, the Black Diamond, Riverside and Tartan.

PRODUCING WELLS

     The following table presents a summary of the gross and net producing wells by core area for the years ended December 31, 1996, 1995 and 1994. Productive wells are producing wells and wells capable of production but do not include wells awaiting completion or the installation of a platform. Gross wells refer to the total producing wells in which the Company owns an interest. Net wells represent the gross wells multiplied by the Company's working interest percentage.

                              1996              1995             1994
     Location            Gross    Net      Gross     Net    Gross    Net
-------------------------------------------------------------------------
Oil Wells
  Gulf of Mexico           18     4.61       25     6.28      23    5.75
  Mississippi/Alabama       5     3.53        2     1.00       -      -
  West Texas/New Mexico     3      .81        1     0.31       -      -
  South Texas               2      .21        -        -       -      -
                         ------------------------------------------------
Total                      28     9.16       28     7.59      23    5.75

Gas Wells
  Gulf of Mexico            9     2.57        4     1.16       2    .50
  Mississippi/Alabama       -        -        -        -       -      -
  West Texas/New Mexico     -        -        -        -       -      -
  South Texas               3      .53        -        -       -      -
                         ------------------------------------------------
Total                      12     3.10        4     1.16       2    .50


DRILLING ACTIVITIES

     The Company's strategy has been to aggressively drill exploratory wells in order to replace production from South Pass Block 89. The following is a summary of the Company's exploration and development drilling activities for the past three years by core area:


                          1996                   1995                     1994
   Location        Gross        Net        Gross        Net        Gross        Net
---------------------------------------------------------------------------------------
Exploratory      Prod. Dry   Prod.  Dry  Prod. Dry   Prod.  Dry   Prod. Dry  Prod. Dry
 Gulf of Mexico    4    4    1.15   1.15   1    1     .25   .33     1    2    .20   .57
 Mississippi/
   Alabama         2    8    1.65   5.81   1    1     .52   .25     -    -      -     -
 West Texas/
   New Mexico      2    4     .50   1.72   1    1     .30   .35     -    3      -  1.45
 South Texas       4    5     .60   1.87   1    4     .47  1.56     -    -      -     -
                 ----------------------------------------------------------------------
Total             12   21    3.90  10.55   4    7    1.54  2.49     1    5    .20  2.02

Development
 Gulf of Mexico    -    -       -      -   1    -     .33     -     2    -    .50     -
 Mississippi/
   Alabama         1    2     .94   1.87   2    -     .89     -     -    -      -     -
 West Texas/
   New Mexico      -    -       -      -   -    -       -     -     -    -      -     -
 South Texas       -    -       -      -   -    -       -     -     -    -      -     -
                 ----------------------------------------------------------------------
Total              1    2     .94   1.87   3    -    1.22     -     2    -    .50     -


     At December 31, 1996 the Company had an interest in three (1.35, net to BEC) exploratory wells and one (0.14, net to BEC) development well in progress.

OPERATING AGREEMENTS

     The Company typically owns its interests in oil and gas properties subject to joint operating agreements naming another company as operator of the property and granting the operator a lien on the Company's interests to secure payment of the Company's share of expenses. Being a non-operator is advantageous to the Company by not requiring the Company to employ an operational staff, but is disadvantageous in that the Company forgoes certain control over the property as a non-operator.

TITLE TO PROPERTIES

     The Company's oil and gas properties are subject to customary royalty interests, liens incident to operating agreements and liens for other burdens, including other mineral encumbrances and restrictions. The Company does not believe that any of these burdens materially interferes with the use of such properties in the operation of its business. A thorough examination of title has been performed with respect to the Company's producing properties, and the Company believes that it is vested with satisfactory title to such properties. With respect to any future acquisitions of undeveloped properties, preliminary investigation of title will be made at the time of acquisition. As is customary in the oil and gas industry, title investigation is made and title opinions of local counsel are generally obtained only before commencement of drilling operations.

NON-OIL AND GAS PROPERTIES

     On December 31, 1996, the Company owned approximately 8,500 acres in several non-contiguous tracts of land in Southern Louisiana and Southern Mississippi. Several of the tracts are presently leased to third parties for farming, grazing, timber, sand and gravel, camping, hunting and other purposes. The Company received approximately $209,000 in gross operating revenues from these real estate properties in 1996. In past years, the Company has considered opportunities to enter into oil and gas leases covering some of these lands.

     The Company implemented a restructuring plan in 1995 which called for the closing of the Company's office in New Orleans, Louisiana which had managed several non-oil and gas properties for many years and for the sale or other disposition of those non-core, real estate properties. Net sales proceeds received in 1996 from the sales of these real estate properties were $260,000. The Company anticipates selling or otherwise disposing of the remaining real estate properties, although the timing and the amount of sales proceeds from the disposition of these properties is unknown.

OFFICE LEASE

     The Company leases office space in Dallas, Texas covering approximately 33,000 square feet. Approximately 5.1% of the office space is subleased at the Company's cost to CKB Petroleum, Inc. See Item 13. "Certain Relationships and Related Transactions."

ITEM 3.  LEGAL PROCEEDINGS.

     The information required by this Item is incorporated herein by reference to Item 8. "Financial Statements and Supplementary Data." - Note 9. of Notes to the Financial Statements

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On November 19, 1996 the Company held its annual stockholders meeting for the purpose of electing the members of the Company's Board of Directors. Set forth below are the results of the stockholder voting:

Director                      For                 Withheld
-------------------------------------------------------------------------------
Glen Adams                    2,730,229           6,825
Bernay C. Box                 2,729,729           7,325
Don D. Box                    2,730,229           6,825
Daryl L. Buchanan             2,730,229           6,825
Thomas D. Rollins             2,730,229           6,825
Alan C. Shapiro               2,730,229           6,825
Richard D. Squires            2,730,229           6,825

     The members of the Company's Board of Directors do not serve staggered terms of office. All directors elected at the meeting were already members of the Board at the time of election. No Director serving at the time of the election failed to retain his seat on the Board. On June 27, 1996 BBHC, as the record and beneficial holder of approximately 57% of the outstanding Class A Stock of the Company, delivered a Written Consent ("BBHC Consent") executed by BBHC pursuant to Section 228 of the Delaware General Corporation Law that (i) amended the Company's By-Laws to permit the removal of directors without cause,
(ii) removed all the then current directors except Don D. Box and Alan C. Shapiro, (iii) fixed the number of the directors of the Company at seven, and
(iv) elected the following as directors of the Company: Glen Adams, Bernay C. Box, Daryl L. Buchanan, Thomas D. Rollins, and Richard D. Squires. The effective date of the BBHC Consent was July 30, 1996. Subsequently, written consents to the same effect, executed by Basil Georges and Pat Rutherford, Jr., the record holders of approximately 14% and 9%, respectively, of the Company's Class A Stock, were delivered to the Company.


                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company has two classes of stock: Class A (Voting) Common Stock and Class B (Non-Voting) Common Stock. Both classes are traded on the NASDAQ National Market System, where the trading symbols are BOXXA and BOXXB, respectively, and on the Pacific Stock Exchange, where the trading symbols are BXCA.P and BXCB.P, respectively. The following table sets forth, for the periods indicated, the high and low last sales price per share for the Class A Stock and the Class B Stock as reported by NASDAQ.

                                      Class A              Class B
                                       Stock                Stock
                                  High      Low       High         Low
-----------------------------------------------------------------------------
1997
  First Quarter
     (through March 20, 1997)     $10 1/2   $ 7       $ 9 5/16     $6 3/4
1996
  Fourth Quarter                   11         8        10 3/8       8
  Third Quarter                    10 3/4     8         9 3/4       8
  Second Quarter                   11 5/8     9        11 1/8       8 3/4
  First Quarter                    13         8 5/8    11 3/8       7 3/4
1995
  Fourth Quarter                   12 3/8    10         9 7/8       8 1/8
  Third Quarter                    12 7/8     9 1/2    11 1/4       7 7/8
  Second Quarter                   12         9 1/2     9 5/8       8 1/4
  First Quarter                    13 1/4    10        11           7 5/8

     On March 20, 1997, the last reported sales prices of Class A Stock and Class B Stock were $8 3/4 and $7 per share, respectively. On such date, there were 453 shareholders of record of Class A Stock and 1,201 shareholders of record of Class B Stock. Box Energy has not declared or paid any cash dividends since its commencement of operations in 1992. Although there are no present contractual restrictions on the amount of dividends that the Company may pay, if dividends in excess of 2% of the then market price per share of Class B Stock are paid in a calendar quarter to holders of the Class B Stock, the conversion price of the 8 1/4% Convertible Subordinated Notes will be adjusted proportionately. The determination of future cash dividends, if any, will depend upon, among other things, the Company's financial condition, cash flow from operating activities, the level of its capital and exploration expenditure needs and its future business prospects.

ITEM 6.  SELECTED FINANCIAL DATA.

                               1996         1995        1994       1993       1992 <F1>
                           ------------------------------------------------------------
Financial
(In thousands,
  except per share data)
Total Revenue                 $  70,210   $  59,493   $  59,244  $  37,102   $  19,732
Net Income (loss)             $  (7,662)  $   5,392   $   9,157  $   2,161   $  19,194
Income (loss) per share       $   (0.37)  $    0.26   $    0.44  $    0.10   $    0.92
Total assets                  $ 136,599   $ 145,491   $ 135,041  $ 128,882   $ 126,475
8 1/4% convertible
  subordinated notes          $  55,077   $  55,077   $  55,077  $  55,077   $  55,077
Other long-term
  indebtedness                $       0   $       0   $       0  $   1,970   $   2,258
Stockholders' equity          $  74,356   $  82,047   $  75,513  $  67,655   $  65,494
Shares outstanding
 Class A Common Stock             3,250       3,250       3,250      3,245       3,245
 Class B Common Stock            17,553      17,553      17,553     17,558      17,558
Net cash flow from
  operations                  $  28,955   $  24,047   $  27,644  $  11,006   $   4,166
Net cash flow from
  investments                 $ (47,602)  $ (19,899)  $ (13,769) $ (10,082)  $ (52,127)
Net cash flow from
  financing                   $       0   $       0   $  (1,970) $    (514)  $  52,048

Operational
Average sales prices
 Oil (per Bbl)                $   20.21   $   16.64   $   15.51  $   17.02   $   19.78
 Natural gas (per Mcf)        $    5.69   $    6.89   $    7.46  $    5.07   $    4.22
Future net revenue from
  proved reserves
  (before tax)
 Undiscounted (in thousands)  $ 227,817   $ 223,896   $ 206,701  $ 222,300   $ 268,508
 Discounted (in thousands)    $ 189,155   $ 173,388   $ 157,721  $ 163,793   $ 185,673
Future net revenue from
  proved reserves
  (after tax)
 Undiscounted (in thousands)  $ 177,178   $ 173,869   $ 163,633  $ 167,626   $ 211,053
 Discounted (in thousands)    $ 146,013   $ 133,982   $ 124,490  $ 124,002   $ 146,281
Proved Reserves
 Oil (MBbls)                      3,299       2,938       3,298      3,389       4,491
 Natural gas (Bcf)                 39.3        51.4        50.3       53.2        66.8
Average production
  (net sales volume)
 Oil (BOPD)                       2,555       2,300       1,796      2,204       1,671
 Natural gas (MMcfgd)              22.5        16.1        17.2       10.7         4.4

<FN1>
Results reported for 1992 include the results of OKC Limited Partnership for the period from January 1, 1992 to April 15, 1992 and of Box Energy Corporation for the period April
16, 1992 to December 31, 1992. Results in 1992 include a $19.7 million non-cash deferred income tax benefit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion is intended to assist in the understanding of the Company's financial position and results of operations. The following information is intended to be read in conjunction with the financial statements and the related notes to financial statements. In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties about the business, long-term strategy, financial condition and future of the Company. Factors that may affect future results are included in the discussion below and in Part I, Item 1. "Business" and Item 2. "Properties." Actual results could differ materially from those forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

     Box Energy Corporation is an independent oil and gas exploration and production company with activity and properties located in four core areas, offshore Gulf of Mexico, Mississippi/Alabama, West Texas/New Mexico and South Texas. Over 87% of the Company's 1996 total revenues are generated from a group of four offshore Gulf of Mexico blocks, South Pass Blocks 86, 87 and 89 and West Delta Block 128. Of this group, oil and natural gas sales from South Pass Block 89 accounts for approximately 61% of BEC's 1996 revenues with natural gas sales alone from this block accounting for almost 51% of BEC's revenues for 1996. This concentration of revenue is the result of a long-term gas sales contract covering natural gas production from South Pass Block 89 and a large quantity of production from natural gas reserves on this block. The long-term sales contract is a take or pay contract with prices significantly in excess of the spot market prices. Such prices escalate annually at 10%. Gas sales revenue from South Pass Block 89 accounted for approximately 79% of the total revenues for 1995 and approximately 77% of the total revenues for 1994.

     The Company's long-term strategy since 1992 has consisted of two key components, maximize the exploration, development and production of natural gas reserves in South Pass Block 89 prior to the end of the gas sales contract in July 2002 and replace the value of the proved natural gas reserves from this block with additional reserves in the South Pass area and the other core areas. This strategy has driven the capital investment and exploration program of the Company for the past two years and will continue to be the focus in the foreseeable future. The Company uses the Successful Efforts Method of accounting for oil and gas expenditures. Under this method exploration costs incurred for 2-D and 3-D seismic and other geological, geophysical or prospecting costs are charged to exploration expense as incurred. Other capital costs are capitalized until it has been determined whether or not the property has commercial oil and natural gas reserves. If proved oil and natural gas reserves are not found on a property then the costs of drilling exploratory wells are charged to exploration expense. For purposes of the following table and related discussion however, the total capital and exploration costs are combined. The following table depicts the capital expenditures by core area for the past three years as well as the current 1997 capital expenditure and exploration budget. New operating management is currently reviewing all drilling anticipated for 1997 to ensure that the prospects meet the economic hurdles and fit the overall plans of the Company.

                         1997         1996           1995           1994
          Area           Budget      Actual         Actual         Actual
--------------------------------------------------------------------------------
Gulf of Mexico         $ 25,770    $  28,189      $  15,602      $  15,362
Mississippi/Alabama       6,225        8,820          2,874             81
West Texas/New Mexico     2,537        2,226          3,252            678
South Texas               5,293        3,406            758              -
Other onshore                 -           77          1,228            868
                       ---------------------------------------------------------
Total                  $ 39,825    $  42,718      $  23,714      $  16,989


     Capital and exploration expenditures in 1996 increased approximately 83% compared to 1995, primarily due to the increased drilling activity during 1996. Prior to 1992, the Company, as a limited partnership, was limited to certain geographical areas, mainly the South Pass Block 89 area. As a result, during 1993, 1994 and 1995 the Company was building seismic data bases, leasehold positions and an inventory of drilling prospects. In 1996 the Company drilled wells on six prospects in the Gulf of Mexico, ten prospects in Mississippi/Alabama, seven prospects in West Texas/New Mexico and six prospects in South Texas as compared to two, five, two, and one prospects in the respective areas in 1995 and two, zero, three, and zero prospects in the respective areas in 1994.

     Capital and exploration expenditures for the Gulf of Mexico area included approximately $5.4 million for platform fabrication, drilling and completion costs of three Main Pass Block 262 wells, $7.9 million for an exploratory well in Ship Shoal Block 352, $1.8 million for an exploratory well in High Island Block 576, $1.9 million for a successful exploratory well in Eugene Island Block 135, $1.0 million for one of three planned exploratory wells in South Timbalier Block 214 and $923,000 for an exploratory well in West Cameron
Block 365. The Company also invested $5.3 million in the South Pass blocks of which $3.3 million was for a side track of Well B-11S. The Company incurred over $1.0 million for seismic and other geophysical activities during 1996 in the Gulf of Mexico. Other Gulf of Mexico capital expenditures totaling $2.6 million include costs incurred in acquiring additional offshore blocks. The Company plans to sell or exchange part of its working interest in one or more of these blocks for interests in other offshore blocks. Projected capital and exploration expenditures for 1997 include costs budgeted at $3.7 million to drill and complete three development wells and fabricate an offshore platform on Eugene Island Block 135. The Company plans to drill prospects on South Timbalier Blocks 214, 247 and 279 for a total cost of $6.2 million. Also included in the 1997 capital and exploration budget is $15.9 million for an additional five offshore wells including one U-sand well and one exploratory well in South Pass Block 89.

     Capital expenditures for the Mississippi/Alabama area included approximately $2.5 million for drilling and leasehold costs for the Gladdis Knight #1 on the Moselle Dome prospect. The Company's independent petroleum engineers estimated initial proved reserves associated with this well of approximately 323,000 barrels and, as a result, the Company expects to drill at least four additional wells in 1997 at an estimated cost of $2.3 million. The Company also expended $1.5 million on the Indian Wells Field to drill three wells to offset the Box-Davis #1 discovery well and further define the extent of the reservoir. Although two of these wells did not encounter commercial reserves the total proved oil reserves on this field was 255,000 barrels at December 31, 1996. A fourth well is expected to be drilled in 1997 in this field. The Company invested $830,000 in the Hub Prospect for leasehold costs and drilling costs of the Walker 10-9 #1. Also included in capital and exploration expenditures in the Mississippi/Alabama area are leasehold costs totaling $719,000 for prospects that are not yet drilled. The remaining capital and exploration expenditures included $1.2 million for seismic, geological and geophysical expenses and $1.9 million for leasehold and drilling cost on prospects that were condemned by a dry hole or further seismic analysis. In addition to the Moselle Dome wells, the Company expects to drill two exploratory wells for $1.0 million on identified prospects in 1997 and has budgeted $1.0 million to drill three additional prospects currently being evaluated. The Company expects to spend approximately $1.6 million on leases and seismic expense for 1997 in the Mississippi/Alabama Area.

     During 1996, capital and exploration expenditures in the West Texas/New Mexico area included a development well and a salt water disposal well on the SW Bronco field totaling $352,000. The remainder was for six exploratory wells on three prospects in West Texas. The Company has identified five prospects to be drilled in 1997 in this area. In South Texas the Company drilled several shallow wells and one deep well, the Diebel #1 on the Berclair prospect for a total cost of $436,000. The total proved oil and natural gas reserves net to the Company for this field was 5,100 barrels of oil and 521,000 Mcf of natural gas. The Company plans to drill at least six exploration wells in the South Texas area in 1997.

     The Company finances capital expenditures primarily out of net cash flow from operations. As stated above, a large portion of this cash flow is generated by natural gas sales from South Pass Block 89. A majority of the natural gas production from this block is dependent on U-sand wells on Platform "B," and an unforeseen mechanical or other failure of any one of these wells could potentially have an immediate and significant impact on the Company's natural gas revenue, net income and net cash flow from operations. The Company currently has only one well producing from the U-sand, Well B-20S. An attempt to recomplete a second producing well, Well B-11S, during the fourth quarter of 1996, was not successful. A side track of Well B-12S into the U-sand reservoir was attempted late in 1996, but the well encountered mechanical problems and the drilling activity was ceased pending further investigation of the available wellbore. The Company will continue its efforts to maximize production from the U-sand during 1997.

     In the first quarter of 1997 the Company learned that the operator, a working interest partner, and Texas Eastern are currently engaged in a dispute concerning their long-term gas sales contracts covering production from South Pass Block 89 which are similar to the one held by the Company. The exact details of the dispute are not known and the effect on the Company's long-term gas sales contract cannot be predicted at this time. The Company and Phillips Petroleum Company are engaged in litigation concerning the NPI in South Pass Block 89. The trial is currently set to begin March 31, 1997. The Company believes in the merit of its case, however, an adverse judgment or settlement could have a significant impact on the Company's cash flow from operations and the current liquidity of the Company's balance sheet.

     Net cash flow from operations increased 20% to $29.0 million in 1996. The increase resulted from an increase in oil and natural gas sales that resulted from a full year of production and revenue from South Pass Block 87 Platform "D" and sales of oil and natural gas from new properties which began producing in 1996. The increase in cash received from oil and natural gas sales was partially offset by an increase in operating, general and administrative, and reorganization expenses.

     During 1996 the Company used liquid assets of approximately $10.8 million to fund the excess of capital expenditures over net cash flow from operations. However, the Company still maintains a strong balance sheet with current assets exceeding current liabilities by $39.0 million and a current ratio of approximately 6.4 to 1.

      During the second quarter of 1994, Box Energy established a $25.0 million line of credit with a bank. The line of credit with a current borrowing base of $10.0 million was renewed in 1995 and again in 1996. The line of credit is secured by the Company's South Pass oil and natural gas properties. The Company has issued letters of credit to the Minerals Management Service totaling $150,000 against this line. If not extended, the credit facility will expire in June 1997. The Company anticipates renewing this line or obtaining a similar line of credit at that time.

     In December 1992, the Company issued $55.1 million of 8 1/4% Convertible Subordinated Notes which are currently outstanding and due December 1, 2002 ("Notes"). In the event of a "change in control" as defined in the Indenture for the Notes (the "Indenture"), the Company is required to make an offer to repurchase the Notes at 100% of the Principal amount thereof, plus accrued interest. BBHC owns 57% of the Class A Stock of the Company. A sale or other disposition of those shares to any entity, person or group of persons not controlled by, or outside of, Don D. Box, Gary D. Box, Douglas D. Box and
Thomas D. Box, would constitute a "change in control" under the Notes. In addition, the Indenture defines a "change in control" to have occurred if at any time the existing Board of Directors does not have at least three independent directors as defined in the Indenture. The Company currently has only three independent directors. If any one of the independent directors were to cease to be a director, the Company would be required to offer to repurchase the Notes as stated above.

     If a "change in control" were to occur the Company may not have the current liquidity to repurchase the Notes if all were tendered, and certain debt covenants in the $25.0 million credit facility regarding current ratios may not be met. Therefore, the credit line may not be available without a debt covenant waiver or renegotiation of the credit facility. In addition, the capital resources needed to implement the long-term strategy would be reduced to reliance on cash flow from operations in the short term.

     The Company's balance sheets reflect a net deferred income tax asset of $14.7 million and $13.0 million on December 31, 1996 and 1995, respectively. This asset arises primarily as a result of federal income tax loss carryforwards of $25.9 million and $21.4 million for 1996 and 1995, respectively, and $21.3 million and $14.3 million in temporary differences between the book basis and tax basis of the Company's oil and natural gas properties for 1996 and 1995, respectively. The Company's tax basis in the oil and natural gas properties was carried over from OKC Limited Partnership in April 1992 and principally consists of the sum of the individual partner's or unitholder's tax basis in the partnership's oil and natural gas properties, which exceeded the partnership's book basis as accounted for under generally accepted accounting principles. The net operating loss carryforwards were generated in 1992, 1993 and 1996 and will expire in 2007, 2008 and 2011, respectively. Based on the Company's current projections, the deferred tax asset is expected to reverse during the next several years as significant taxable income is generated and the reserves near Platform "B" are depleted. Such projection assumes that the Company's natural gas production from Platform "B" will be sold under its long-term sales contract at prices significantly higher than current spot market prices. If actual taxable income from future operations is substantially less than the current projections, the deferred tax asset would be impaired, causing an increase in the valuation allowance and a significant charge to earnings.

Results of Operations

     The following table discloses the net oil and natural gas sales volumes, average sales prices and average lifting costs for each of the three years ended December 31, 1996, 1995 and 1994. The table is an integral part of the following discussion of results of operations for the periods 1996 compared to 1995 and 1995 compared to 1994.

                               % Increase                 % Increase
                           1996    (Decrease)     1995    (Decrease)    1994
                         -------------------------------------------------------
Net sales volumes:
    Oil (MBbls)              933       11%          839       28%          656
    Natural Gas (MMcf)     8,219       40%        5,867       (7%)       6,282
Average sales price:
    Oil (per Bbl)        $ 20.21       21%      $ 16.64        7%      $ 15.51
    Natural gas
     (per Mcf)           $  5.69      (17%)     $  6.89       (8%)     $  7.46
Average lifting costs
     (per BOE)           $  1.66       (4%)     $  1.73        4%      $  1.67

1996 Compared to 1995

     The Company incurred a net loss for 1996 totaling $7.7 million, or $0.37 per share. This loss resulted primarily from a $15.9 million, or 323%, increase in exploration expenses, a $7.8 million, or 52%, increase in depreciation, depletion and amortization expense on the oil and natural gas properties and a $4.0 million, or 43%, increase in general and administrative and reorganization expenses. Exploration expenses increased because of higher dry hole costs which resulted from the increased drilling activity. The most significant dry holes drilled during the year included the following offshore Gulf of Mexico blocks; Ship Shoal Block 352 at $7.9 million, High Island Block 576 at $1.8 million and West Cameron Block 365 at $923,000. Depreciation, depletion and amortization expense increased as a result of new properties being depleted, an increase in the depreciable basis of offshore platforms and a decrease in net oil and natural gas reserves.

     General and administrative expenses and reorganization costs were higher because of an increase in legal fees primarily related to the reimbursement of legal fees to the Estate of Cloyce K. Box for the Simplot litigation and the "change in control" which occurred when BBHC replaced the existing Board of Directors by a written consent effective July 30, 1996. The "change in control" triggered the applicability of severance agreements which then resulted in the payment of severance benefits in applicable situations. Resignations and terminations decreased the total number of employees from 55 prior to July 30, 1996 to 41 at December 31, 1996. Management continues to analyze other areas for additional general and administrative savings.

     Natural gas revenue increased $6.3 million primarily as a result of higher average natural gas prices. Although the average sales price shown on the table above reflects a decrease, such decrease in prices is a result of the lower percentage of total volume from South Pass Block 89 sold at above market prices compared to a higher percentage of total volume from other areas which are sold at spot market prices during 1996 as compared to the prior years. The 10% per annum increase in the gas price for South Pass Block 89 production, in accordance with the long-term gas sales contract, resulted in an additional
$3.3 million in natural gas sales revenue. Average spot market prices for natural gas increased from $1.88 in 1995 to $2.45 for 1996 which added another $2.4 million to natural gas sales revenue. In addition, production from Platform "D" located in South Pass Block 87, Main Pass Block 262 and other properties increased by 3.0 Bcf, or 222%, when compared to 1995 resulting in an additional $6.7 million in natural gas sales revenue. However, the above increases were partially offset by a 624,000 Mcf decrease in natural gas production from South Pass Block 89 which, when combined with the high contract price received for production from this block lowered natural gas sales revenue by $5.5 million. Natural gas production from South Pass Block 89 decreased because the B-11 Well experienced mechanical difficulties in March 1996 and attempts to drill a replacement well in 1996 were not successful.
Net natural gas production from South Pass Block 86 decreased 296,000 Mcf resulting in a decrease in natural gas sales revenue totaling $550,000.

     Oil sales increased $4.9 million, or 35%, because of an increase in the average oil price of $3.57, from $16.64 to $20.21 and an increase in total oil production of 94,000 Bbls. The increase in price caused oil sales revenue to increase $3.3 million, and the increase in production caused oil sales revenue to increase $1.6 million. Oil production increased as a result of a full year of production from Platform "D" producing from South Pass Block 87 and West Delta Block 128, and new production from the Indian Wells field in Mississippi and other onshore oil properties. Platform "D" production increased 233,000 Bbls and new production from the Indian Wells Field totaled 39,000 Bbls in 1996. Oil production from South Pass Blocks 86 and 89 decreased primarily as a result of natural depletion of the reservoirs.

     In 1995 the Company sold real estate properties in Mississippi and Louisiana for a total gain of $1.0 million as part of a reorganization plan adopted in early 1995. In 1996 the gain from the sales of real estate in Mississippi and Louisiana was $93,000. The decrease was partially offset by a $661,000 increase in net oil trading income.

     Operating expenses were $889,000, or 16%, higher in 1996 because of the increase in the number of operating properties which included a full year of operating cost from Platform "D" in South Pass Block 87 and a partial year of operating costs from Main Pass Block 262. Net Profits expense decreased approximately 8%, or $1.0 million primarily because of a net decrease in natural gas revenues from South Pass Block 89 as described above.

1995 Compared to 1994

     Net income for 1995 was $5.4 million, or $0.26 per share, compared to $9.2 million, or $0.44 per share, for 1994. The primary reason for the decrease in net income is the decrease in natural gas production from Platform "B" and the increase in exploration costs.

     Natural gas revenues during 1995 were $40.4 million, constituting a 14% decrease from 1994. Natural gas production from Platform "B" decreased 1.5 Bcf which in turn caused natural gas revenues to decrease by $12.2 million. This decrease was partially offset by an increase in production from Platform "C" and initial production from Platform "D" beginning in May 1995, which increased production by 308 MMcf and 725 MMcf, respectively. In addition, a 10% increase in the price received for natural gas produced from Platform "B" partially offset the decrease in natural gas revenue due to the lower production from Platform "B".

     Oil revenues increased from $10.2 million for 1994 to $14.0 million for 1995. This 37% increase is the result of initial oil production from Platform "D", commencing in May 1995. Production from Platform "D" during the year was 240,000 barrels which added $4.0 million to oil revenues. Increases in oil production from Platform "C" and production from new wells located onshore added $514,000 to oil revenues, and a 7% increase in the average price received during 1995 added $741,000 to oil revenues. A decrease in the oil production from Platform "B" of 91,000 barrels offset the aforementioned increases in oil revenues by $1.4 million.

     Interest income increased $471,000, or 29%, in 1995 due to additional funds invested during the year. An increase in oil marketing income, gains on the sale of real estate properties in Louisiana and Mississippi, and the sale of the production deck from Platform "A" located in South Pass Block 89 caused other income to increase $2.4 million for 1995 compared to 1994.

     Operating costs increased to $5.4 million for 1995 from $4.6 million for 1994 as a result of workovers performed on Platform "B" wells during the year and operating costs for Platform "D" which commenced production in May 1995. Net Profits expense in 1995 decreased due to the lower oil and natural gas revenues from Platform "B", partially offset by lower capital costs charged against the Net Profits account. Exploration expenses increased $2.7 million in 1995, compared to 1994, primarily as a result of an additional $2.3 million in 3-D and 2-D seismic data purchased in 1995. The $3.9 million increase in depreciation, depletion and amortization expenses resulted from the initial depreciation of Platform "D" and the wells on that platform, an increase in depreciation expense on Platform "C" resulting from an increased basis subject to depreciation, and an impairment loss recognized during the fourth quarter of 1995 as a result of the adoption of SFAS No. 121.

     During 1995 the Company adopted a reorganization plan which eliminated certain positions within the Company. A total of eight positions were terminated, including the Director of Corporate Development and certain personnel involved with the management of the Company's real estate properties in Louisiana and Mississippi. Total reorganization costs were $800,000, including severance pay, rent expense on the closed offices, and health insurance and related benefits for terminated employees. Income tax expense decreased by $2.9 million in 1995, compared to 1994, as a result of the lower income before taxes.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    Index to Financial Statements
                                                                  Page

  Report of Independent Accountants

  Balance Sheets as of December 31, 1996 and 1995

  Statements of Income for 1996, 1995 and 1994

  Statements of Changes of Stockholders' Equity for 1996, 1995 and 1994

  Statements of Cash Flow for 1996, 1995 and 1994

  Notes to Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To The Stockholders and Board of Directors of
Box Energy Corporation

We have audited the accompanying balance sheet of Box Energy Corporation ("the Company") as of December 31, 1996 and the related statements of income, stockholders' equity and cash flows for the year then ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Box Energy Corporation as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for impairment of long-lived assets in 1995.

                                       ARTHUR ANDERSEN L.L.P.

Dallas, Texas
March 27, 1997

To The Stockholders and Board of Directors of
Box Energy Corporation

We have audited the accompanying balance sheet of Box Energy Corporation as of December 31, 1995 and the related statements of income, stockholders' equity and cash flows for each of the two years in the period ended
December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Box Energy Corporation as of December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Dallas, Texas
March 5, 1996

BOX ENERGY CORPORATION
BALANCE SHEETS
(In thousands, except share data)                    At December 31,
                                                    1996          1995
                                                  ----------   ----------

ASSETS
Current assets
  Cash and cash equivalents                       $   2,997    $  21,644
  Marketable securities available for sale           32,678       24,757
  Accounts receivable - oil and gas                   7,093        8,048
  Accounts receivable - other                         1,390          543
  Accounts receivable - related party                    66           63
  Prepaid expenses and other current assets           1,961          663
                                                  ----------   ----------
    Total current assets                             46,185       55,718
                                                  ----------   ----------
Properties
  Oil and gas properties (successful
      efforts method)                               187,251      165,454
  Other properties                                    3,226        3,096
  Accumulated depreciation, depletion
      and amortization                             (116,371)     (93,651)
                                                  ----------   ----------
    Total properties                                 74,106       74,899
                                                  ----------   ----------
Other Assets
  Deferred income taxes
      (net of valuation allowance)                   14,723       13,027
  Deferred charges (net of accumulated
      amortization)                                   1,585        1,847
                                                  ----------   ----------
    Total other assets                               16,308       14,874
                                                  ----------   ----------
       Total assets                               $ 136,599    $ 145,491
                                                  ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                $   5,043    $   4,829
  Accrued interest payable                              379          391
  Accrued transportation liability -
      related party                                     263          289
  Net Profits expense payable                         1,481        2,858
                                                  ----------   ----------
    Total current liabilities                         7,166        8,367
                                                  ----------   ----------
Other liabilities
  Convertible subordinated notes payable             55,077       55,077
                                                  ----------   ----------
    Total other liabilities                          55,077       55,077
                                                  ----------   ----------
      Total liabilities                              62,243       63,444
                                                  ----------   ----------
Commitments and contingencies (Note 9)
Stockholders' equity
  Common stock, $1.00 par value
    Class A (Voting) Common Stock - 15,000,000
    shares authorized; 3,250,110 issued and
    outstanding                                       3,250        3,250
    Class B (Non-Voting) Common Stock -
    30,000,000 shares authorized; 17,553,010
    issued and outstanding                           17,553       17,553
  Additional paid-in capital                         25,197       25,197
  Retained earnings                                  28,542       36,204
  Valuation allowance for marketable securities        (186)        (157)
                                                  ----------   ----------
    Total stockholders' equity                       74,356       82,047
                                                  ----------   ----------
      Total liabilities and stockholders' equity  $ 136,599    $ 145,491
                                                  ==========   ==========

See accompanying Notes to Financial Statements.

BOX ENERGY CORPORATION
STATEMENTS OF INCOME
(In thousands, except per share amounts)
                                                 Years Ended December 31,
                                             1996           1995       1994
                                           ---------      --------   --------
Revenues
  Oil sales                                $ 18,849       $ 13,966   $ 10,170
  Natural gas sales                          46,757         40,440     46,831
  Interest income                             2,273          2,123      1,652
  (Loss) on sale of securities                  (73)            -         -
  Other income                                2,404          2,964        591
                                           ---------      --------   --------
    Total revenues                           70,210         59,493     59,244
                                           ---------      --------   --------
Costs and expenses
  Operating costs                             6,316          5,427      4,645
  Net Profits expense                        11,479         12,500     13,899
  Exploration expense                        20,805          4,924      2,256
  Depreciation, depletion and
      amortization                           22,800         14,967     11,075
  General and administrative expense         11,388          8,525      8,092
  Reorganization costs                        1,959            800        -
  Interest and financing costs                4,895          4,836      5,062
                                           ---------      --------   --------
    Total costs and expenses                 79,642         51,979     45,029
                                           ---------      --------   --------
      Income (loss) before income taxes      (9,432)         7,514     14,215
Deferred income tax expense (benefit)        (1,770)         2,122      5,058
                                           ---------      --------   --------
    Net income (loss)                      $ (7,662)      $  5,392   $  9,157
                                           =========      ========   ========

Income (loss) per share                    $  (0.37)      $   0.26   $   0.44
                                           =========      ========   ========

See accompanying Notes to Financial Statements.

BOX ENERGY CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY


(In thousands)                  Common Stock
           -------------------------------------
            Class A Stock       Class B Stock                       Valuation
           --------------     ------------------ Additional              Allowance
                   At Par                At Par   Paid-in   Retained   Marketable
           Shares    Value    Shares       Value Capital   Earnings   Securities
           ------   ------    -------    --------  -------   ---------  ----------
Balance,
 December 31,
 1993               3,245   $3,245    17,558     $17,558      $25,197   $21,655        -
Exchange of
 Class B stock
 for Class A
 stock                  5        5        (5)         (5)
Cumulative effect
 of change in
 accounting
 principle (net
 of income tax)                                                                    $  (194)
Net income                                                      9,157
Unrealized loss
 (net of income
 tax)                                                                               (1,105)
                   ------   ------    -------    --------     --------   --------  ----------
Balance,
 December 31,
 1994               3,250    3,250    17,553      17,553       25,197     30,812    (1,299)
Net income                                                                 5,392
Unrealized gain
 (net of income
 tax)                                                                                1,142
                   ------   ------    -------    --------     --------   --------  ----------
Balance,
 December 31,
 1995               3,250    3,250    17,553      17,553       25,197     36,204      (157)
Net income
 (loss)                                                                   (7,662)
Unrealized loss
 (net of income
 tax)                                                                                  (29)
                   ------   ------    -------    --------     --------   --------  ----------
Balance,
 December 31,
 1996               3,250   $3,250    17,553     $17,553      $25,197    $28,542    $ (186)
                   ======   ======    =======    ========     ========   ========  ==========

See accompanying Notes to Financial Statements.


BOX ENERGY CORPORATION
STATEMENTS OF CASH FLOW
(In thousands)
                                                Years Ended December 31,
                                               1996        1995       1994
                                             ---------   --------   ---------
Net income (loss)                            $ (7,662)   $ 5,392    $  9,157
  Depreciation, depletion and amortization     22,800     14,967      11,075
  Amortization of deferred charges                262        254         261
  Amortization of premium on marketable
      securities                                   27         15          15
  Dry hole and impairment costs                17,638      2,223       1,619
  Loss (gain) on sale of assets                   (20)    (1,080)        739
  Deferred income tax expense (benefit)        (1,696)     1,995       4,820
  Decrease (increase) in accounts receivable      105     (3,492)        (21)
  (Increase) in prepaid expenses and other
      current assets                           (1,298)      (127)       (292)
  Increase (decrease) in accounts payable         176      3,306        (708)
  Increase (decrease) in Net Profits
      expense payable                          (1,377)       594         979
                                             ---------   --------    ---------
    Net cash flow provided by
      operations                               28,955     24,047      27,644
                                             ---------   --------    ---------
Cash flow from investing activities
  Additions to properties                     (39,798)   (21,274)    (16,648)
  Proceeds from sale of properties                260      1,375       2,879
  Sales and maturities of marketable
      securities                               19,127         -           -
  Investments in marketable securities        (27,191)        -           -
                                             ---------   --------    ---------
    Net cash used in investing
      activities                              (47,602)   (19,899)    (13,769)
                                             ---------   --------    ---------
Cash flow from financing activities
  Principal payments on notes payable              -          -       (1,970)
                                             ---------   --------    ---------
    Net cash flow used in financing
      activities                                   -          -       (1,970)
                                             ---------   --------    ---------
Net increase (decrease) in cash and
    cash equivalents                          (18,647)     4,148      11,905
Cash and cash equivalents at beginning
    of period                                  21,644     17,496       5,591
                                             ---------   --------    ---------
Cash and cash equivalents at end of period   $  2,997    $21,644     $17,496
                                             =========   ========    =========

Cash paid for interest and financing costs   $  4,645    $ 4,623     $ 4,748
                                             =========   ========    =========
Cash paid for income taxes                   $    -      $    80     $   238
                                             =========   ========    =========

See accompanying Notes to Financial Statements.

BOX ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  Box Energy Corporation (the "Company") was formed in 1991 and was inactive until it acquired all of the assets and liabilities of OKC Limited Partnership (the "Predecessor Partnership") on April 15, 1992, in exchange for the common stock of the Company. The stock was then distributed to the general partners, limited partners and other unit holders of the Predecessor Partnership. The exchange was accounted for in a manner similar to a pooling of interests and accordingly, the assets and liabilities were recorded by the Company at the historical cost of the Predecessor Partnership. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Certain reclassifications for prior years have been made to conform with the current year presentation.

Cash and Cash Equivalents

  Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased including investment grade commercial paper and money market funds invested in United States government securities. Cash and cash equivalents are stated at cost which approximates market value.

Marketable Securities

  Marketable securities, all of which are classified as available-for-sale, are recorded on the balance sheet at their market value on the balance sheet date. Unrealized holding gains and losses for securities classified as available-for-sale are excluded from earnings and recorded, net of tax, as a separate component of stockholders' equity.

Oil and Gas Properties

  The Company uses the successful-efforts accounting method for oil and gas exploration and development expenditures. Leasehold acquisition costs, development costs, including costs of tangible equipment, intangible drilling costs and certain interest expense are capitalized. Geological, geophysical and other prospecting costs are charged to exploration expense as incurred while the drilling costs of exploratory wells are capitalized until it is determined that the wells have not found commercial oil and natural gas reserves at which time the costs are charged to exploration expense. Capitalized costs are amortized using the units-of-production method based on total proved reserves for leasehold acquisition costs and total proved developed oil and natural gas reserves for all other capitalized costs. The Company capitalizes interest as part of construction costs of major facilities such as offshore platforms. Interest capitalized in 1996, 1995 and 1994 was zero, $69,000 and $45,000, respectively.

  The Company adopted Statement of Financial Accounting Standards ("SFAS")
No. 121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995. Under SFAS No. 121 certain events cause the Company to periodically assess the total capitalized costs of each oil and natural gas property net of depletion, depreciation and amortization ("Carrying Value") to determine if the Carrying Value will be fully recovered from the estimated undiscounted future net cash flows before income taxes. The undiscounted future net cash flow is derived from estimated proved and probable oil and natural gas reserves. An impairment loss, equal to the difference between the Carrying Value and the fair value of the asset, is recognized if the undiscounted future net cash flows from an individual property are less than the Carrying Value of that same property. The Company uses the present value of the future net cash flows from proved oil and natural gas reserves discounted at an appropriate rate to estimate the fair value of the asset. The impairment loss is recorded as a component of depreciation, depletion and amortization expense in the income statement. Impairment losses totaling $451,000 and $567,000 were recognized during 1996 and 1995, respectively, for the Company's interests in East Melvin and Raleigh properties in 1996 and the Traxler property in 1995.
All three properties are located in Mississippi.

  Future dismantlement, restoration and abandonment ("DR&A") costs include the estimated costs to dismantle, restore and abandon the Company's offshore platforms, flowlines, wells and related structures. The total estimated future DR&A liability is $4.2 million. The liability is accrued over the life of the property using the units-of production method and recorded as a component of depreciation, depletion and amortization expense. The accrued liability at December 31, 1996 and 1995 was $2.5 million and $1.9 million, respectively. See
Note 10. Oil and Gas Properties.

Other Properties

  Other properties include leasehold improvements, furnishings and equipment for office space leased by the Company and are depreciated on a straight-line method over their estimated useful lives.

Deferred Charges

  Deferred charges are the costs incurred in 1992 with respect to the Company's offering of the Notes, as defined in Note 5 below. The deferred charges are amortized to interest and financing costs on a straight-line basis over the 10-year term of the Notes. See Note 5. Notes Payable.

Oil and Gas Revenues

  The Company recognizes oil and natural gas revenues as it is produced and sold. Oil and natural gas sold is not materially different from the Company's share of production. Natural gas imbalances were not significant for the years ended December 31, 1996, 1995 and 1994.

Income Taxes

  A deferred income tax asset or liability is recorded as a result of the estimated future income tax consequences attributed to temporary differences between the financial and tax basis of assets and liabilities, net operating or capital loss carryforwards and certain alternative minimum or other tax credit carryforwards. The amount of the deferred income tax asset or liability is the total of the enacted tax rate multiplied by the temporary differences, net operating or capital loss carryforwards and the tax credit carryforwards. The tax rate used is the effective rate applicable for the year in which these temporary differences are expected to reverse as additional taxable income or tax deductions. A valuation allowance offsets deferred income tax assets which are not expected to reverse in future years. Deferred income tax expense or benefit for a period is the difference between the net deferred income tax assets and liabilities at the beginning of the period and the end of the period. See Note 4. Deferred Income Tax Asset and Income Taxes.

Income per Common Share

  Primary income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding for the year. Stock options granted to directors and employees are included as common stock equivalents if they are calculated to be dilutive using the treasury stock method. The Notes are not considered common stock equivalents. Fully-diluted income per share is calculated by dividing net income, adjusted for the interest expense accrued on the Notes, net of income tax expense, by the number of shares of common stock outstanding and all contingent issues of common stock. Contingent issues of common stock include the number of shares that would be issued upon both the assumed exercise of the remaining stock options not considered common stock equivalents and the assumed conversion of all of the Notes. The weighted average of the common stock outstanding for computing primary income per share was 20.8 million shares for each of the years ended December 31, 1996, 1995 and 1994. The calculation of fully-diluted income per share was anti-dilutive for each of the three years presented.

NOTE 2.  MARKETABLE SECURITIES

The following table presents the amortized costs of all marketable securities, the range of maturities and the gross unrealized holding gains and losses.

                                                    At December 31,
                                                   1996          1995
                                                ----------     ----------
                                                     (In thousands)
Amortized cost of marketable securities:
  Maturities within one year
    United States government and agency
  debt securities                               $   1,240      $  10,012
    Corporate debt securities                       1,491           -
  Maturities between one and five years
    United States government and agency
  debt securities                                  21,001         14,986
    Corporate debt securities                       7,679           -
    Foreign government debt securities              1,553           -
                                                ----------     ----------
Total amortized cost of marketable securities      32,964         24,998
Gross unrealized holding gains                         47           -
Gross unrealized holding (losses)                    (333)          (241)
                                                ----------     ----------
Net carrying value at year end                  $  32,678      $  24,757
                                                ==========     ==========

  Realized gains and losses are computed based on specific identification of the securities sold. The proceeds from the sale of available-for-sale securities and the gross realized gains and losses and change in net unrealized holding gains and losses included as a separate component of shareholders' equity were as follows:

                                            For Years ended December 31,
                                         1996          1995          1994
                                      ----------    ----------    ----------
                                                 (In thousands)
Sales proceeds                        $   8,127          -             -
Gross realized gains                  $       7          -             -
Gross realized (losses)               $     (80)         -             -
Change in net unrealized holding
  gains and losses                    $     (29  )  $  1,142     $  (1,299)

NOTE 3. NET PROFITS EXPENSE

  The Company pays a Net Profits expense to a third party pursuant to a farmout agreement regarding the Company's working interest in the oil and gas lease covering South Pass Block 89. Net Profits expense is calculated as 33% of the Company's "net profits" from the subject lease, as defined in the farmout agreement. The following table summarizes the Net Profits expense calculation:

                                      For the Years ended December 31,
                                        1996        1995        1994
                                     ----------  ----------  ----------
                                              (In thousands)
South Pass Block 89
  Oil and natural gas revenue
    (net of transportation)          $  42,063   $  45,354   $  53,590
  Operating, overhead and capital
    expenditures                        (7,279)     (7,475)    (11,472)
                                     ----------  ----------  ----------
  "Net profits" from South Pass
    Block 89                         $  34,784   $  37,879   $  42,118
                                     ==========  ==========  ==========

Net Profits expense (at 33%)         $  11,479   $  12,500   $  13,899
                                     ==========  ==========  ==========

NOTE 4.  DEFERRED INCOME TAX ASSET AND INCOME TAXES

  The significant components of the Company's deferred tax asset are as follows:

                                                      At December 31,
                                                    1996           1995
                                                 ----------     ----------
                                                      (In thousands)
Excess of tax basis over book basis for
  oil and natural gas properties                 $   7,461      $   6,456
Excess of tax basis over book basis for
  other properties                                     133            103
Excess of tax basis over book basis for
  marketable securities                                100             85
Excess of accrued book liabilities over tax
  liabilities                                          862            672
Federal income tax operating loss carryforward       9,072          7,477
Federal long-term capital loss carryforward            197            197
Alternative minimum tax credit carryforward            262            365
                                                 ----------     ----------
Total deferred tax asset                            18,087         15,355
Valuation allowance                                 (3,364)        (2,328)
                                                 ----------     ----------
Net deferred tax asset                           $  14,723      $  13,027
                                                 ==========     ==========

  The Company's tax basis in the oil and gas properties was carried over from the Predecessor Partnership and consisted primarily of the sum of each partner's tax basis in the oil and gas properties, which exceeded the Company's book basis as accounted for under generally accepted accounting principles. The unused federal income tax operating loss carryforward of $25.9 million will expire during the years 2007 through 2011 if not previously utilized, and the long-term capital loss carryforward of $563,000 will expire in 1999. The valuation allowance for the deferred income tax asset reflects the Company's estimate of the temporary differences which are not expected to reverse in future years. Based on the Company's current projections, the net deferred tax asset is expected to fully reverse in the next several years as the Company expects to generate significant future taxable income from the sale of its oil and gas production presently classified as proved reserves. Some of the expected gas production is subject to a long-term gas sales contract with sales prices that are significantly above the current market sales prices. If the actual taxable income from operations is substantially less than the current projections, the deferred tax asset would be impaired and the valuation allowance would be increased, resulting in a charge to earnings. The following table provides a reconciliation of the Company's income tax expense or (benefit):

                                       For the years ended December 31,
                                         1996        1995        1994
                                       ---------   ---------   ---------
                                                (In thousands)
"Expected" tax expense (benefit)
  (computed at 35% of income
  before taxes)                        $ (3,301)   $  2,630    $  4,976
Expense (benefit) from change in book
  and tax basis difference                  932      (2,397)     (3,258)
(Benefit) from alternative minimum tax
  credit                                      -        (127)       (238)
(Benefit) from long-term capital loss
  carryforward                                -        (197)         -
Utilization (benefit) of net operating
  loss                                     (363)      2,608       3,293
                                       ---------   ---------   ---------
Total deferred tax expense (benefit)     (2,732)      2,517       4,773
Valuation allowance                       1,036        (522)         47
                                       ---------   ---------   ---------
Net deferred income tax expense
  (benefit)                              (1,696)      1,995       4,820
Current income tax expense (alternative
  minimum tax)                              (74)        127         238
                                       ---------   ---------   ---------
Total income tax expense (benefit)     $ (1,770)   $  2,122    $  5,058
                                       =========   =========   =========

NOTE 5.  NOTES PAYABLE

  In December 1992, the Company issued 8 1/4% Convertible Subordinated Notes ("Notes") in the amount of $55.1 million which mature on December 1, 2002. The Notes are convertible at the election of the holders at any time prior to maturity, unless previously redeemed, into shares of Class B Stock at a conversion price of $11.00 per share. Interest accrued at 8 1/4% per annum is payable semi-annually on each June 1 and December 1. The Company may redeem the Notes in whole or in part any time after December 1, 1995 at 105.775% of the face amount. This percentage decreases .825% every year thereafter. The Notes are unsecured and subordinate in right of payment to all existing and future senior indebtedness.

  In the event of a "change in control" as defined in the Indenture for the Notes (the "Indenture"), the Company is required to make an offer subject to certain restrictions, to repurchase all or part of the Notes at 100% of the principal amount thereof, plus accrued interest. BBHC, a Delaware corporation, owns approximately 57% of the outstanding Class A Stock of the Company. The sale of such stock to any party other than, or not controlled by, at least one of the four Box brothers (i.e., Don D. Box, Thomas D. Box, Gary D. Box or Douglas D.
Box) or BBHC would constitute a change in control. The Class A Stock owned by BBHC is pledged, with other collateral, by BBHC as security under a credit agreement with a bank and under a settlement agreement with another creditor.
A default by BBHC under either agreement could possibly result in a change in control of the Company. In addition, the Indenture defines a "change in control" to have occurred if at any time the existing Board of Directors does not have at least three independent directors, as defined in the Indenture.
The Company currently has only three independent directors. If any one of the independent directors were to cease to be a director, the Company would be required to offer to repurchase the Notes as stated above.

  During the second quarter of 1996, the Company renewed a $25.0 million line of credit facility with a bank. The line of credit, with a current borrowing base of $10.0 million, is collateralized by the Company's South Pass oil and natural gas properties. The interest rate for the line of credit is the lender's floating base rate plus 0.5%. The Company has issued letters of credit totaling $150,000 against this line. The credit facility will expire in June 1997, unless renewed.

  If a "change in control" were to occur, the Company may not have the liquidity to repurchase all or a large portion of the Notes if tendered. Certain debt covenants in the $25.0 million credit facility may not be met if all or a large portion of the Notes were tendered and the credit line may not be available without a debt covenant waiver or renegotiation of the credit facility.

  The estimated fair value of the Company's long-term indebtedness, including the current maturities of such obligations, was approximately $55.8 million and $53.4 million at December 31, 1996 and 1995, respectively. The fair value was based on the quoted market bid price for the Company's Notes and on current rates available to the Company for its other indebtedness with the same remaining maturities.

NOTE 6.  COMMON STOCK AND DIVIDENDS ON COMMON STOCK

  The holders of Class A Stock and Class B Stock of the Company are entitled to equal participation in earnings, dividends and liquidation. The only difference between the two classes of stock is that Class A Stock has voting rights while the Class B Stock has no voting rights, unless otherwise required by Delaware law. Three million shares of authorized but unissued Class B Stock have been reserved for the two 1992 stock option plans. See Note 7. Employee and Director Benefit Plans.

  The Company has not paid a dividend for the years ended December 31, 1996, 1995 or 1994. There are no present contractual restrictions on the amount of dividends that the Company may pay; however, in the event that dividends in excess of 2% of the market price of Class B Stock are paid in a calendar quarter to holders of such Stock, the conversion price for Class B Stock under the Notes will be adjusted proportionally.

NOTE 7. EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock option plans

  SFAS No. 123, entitled "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. During 1996, the Company adopted the disclosure provisions of SFAS No. 123. The Company continues to apply the accounting provisions of Accounting Principles Board Opinion 25, entitled "Accounting for Stock Issued to Employees," and related interpretations to account for stock-based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

  The Company has adopted two plans under which stock options may be granted: the 1992 Non-Qualified Stock Option Plan and the 1992 Incentive Stock Option Plan. The 1992 Non-Qualified Stock Option Plan provides for the granting of stock options to directors of the Company for the purchase of up to 50,000 shares per director of Class B Stock and up to a maximum under the plan of 1.0 million shares for all directors. The 1992 Incentive Stock Option Plan provides for the granting of stock options to employees of the Company for the purchase of up to 20,000 shares per employee of Class B Stock and up to a maximum under the plan of 2.0 million shares for all employees.

  The exercise price of the options is equal to the closing price for the common stock at the date of grant, except for employees owning more than 10% of the voting stock, for which the exercise price is 110% of the closing price on the date of grant. Under both stock option plans 50% of the options are exercisable no sooner than three years from the date of the grant, and the remaining 50% may be exercised only after five years from the date of the grant. Under both plans the options expire ten years from the date of grant. Both plans are administered by the compensation committee of the Board of Directors.

  In November 1995, the Compensation Committee of the Board of Directors recommended an amendment to the 1992 Incentive Stock Option Plan that would eliminate the limit on the number of stock options that could be granted to an individual employee but limit the annual grant of stock options to 50,000 to any one employee. This recommendation has not been presented to the Class A Stock shareholders. Stock options totaling 10,000 granted to an officer on November 30,1995 are subject to the approval of such an amendment.

  A summary of the Company's two stock option plans as of December 31, 1996, 1995 and 1994 and changes during the years ending on those dates is presented below:

                                     For years ending December 31,
                                   1996                    1995                     1994
                           --------------------     --------------------    --------------------
                                      Weighted-               Weighted-                Weighted-
                                       Average                 Average                  Average
                                      Exercise                Exercise                 Exercise
                            Shares      Price       Shares      Price        Shares      Price
                           ---------  ---------    ---------  ----------    ---------  ---------
Outstanding at beginning
  of year                   622,000    $10.08       334,000     $11.71       334,300     $11.93
Granted                      41,000    $ 8.85       353,800     $ 8.87        25,000     $ 9.00
Exercised                         0                       0                        0
Forfeited                  (350,500)   $10.43       (65,800)    $11.88       (25,300)    $11.88
                           ---------  ---------    ---------  ---------     ---------  ---------
Outstanding at end of
  year                      312,500    $ 9.52       622,000     $10.08       334,000     $11.71
                           =========  =========    =========  =========     =========  =========

Options exercisable at
  year-end                   38,600    $11.88       116,600     $11.98           -          -

Weighted-average fair
  value of options
  granted during the year     $6.15                   $6.00                      -          -


  The options outstanding at December 31, 1996 have a weighted-average remaining contractual life of 8 years and an exercise price ranging from $8 1/16 to $11 7/8 per share.

  The following is a pro forma disclosure of the effect on net income or loss if compensation cost for the Company's stock option compensation plans had been determined consistent with SFAS No. 123.

                                              For the years ended December 31,
                                                     1996          1995
                                                   -------        ------
                                                       (In thousands)
  Net Income (loss)             As Reported        $(7,662)       $5,392
                                Pro forma          $(7,907)       $4,987

  Income (loss) per share       As Reported        $ (0.37)       $ 0.26
                                Pro forma          $ (0.38)       $ 0.24

  The fair value of each option grant for the years ended December 31, 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                 For the years ended December 31,
                                        1996           1995
                                       ------         ------

         Expected life (years)            10             10
         Interest rate                  6.85%          5.97%
         Volatility                    48.21%         47.96%
         Dividend yield                    0%             0%

Pension Plan

  The Company's Pension Plan is a noncontributory defined benefit pension plan covering substantially all employees. The retirement benefits available under the plan are generally based on years of service and average earnings. The funding policy is to make annual contributions to the plan in an amount at least equal to the minimum funding provisions of the Employee Retirement Income Security Act of 1974, as amended, but no more than the maximum tax deductible contribution allowed. Plan assets consist primarily of equity and fixed income securities. The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheets:

                                               At December 31,
                                             1996           1995
                                           -------        -------
Accumulated benefit obligation                  (In thousands)
  Vested                                    $2,657         $2,532
  Non-vested                                   208            270
                                            -------        -------
Total                                       $2,865         $2,802
                                            =======        =======

Fair value of plan assets                   $3,500         $2,803
Projected benefit obligation                (3,032)        (3,000)
                                            -------        -------
Projected plan asset value in excess of
    benefit obligation                         468           (197)
Unamortized transition amount                  147            161
Unrecognized net (gain) or loss               (350)          (107)
                                            -------        -------
Accrued pension liability                   $  265         $ (143)
                                            =======        =======

  The net periodic pension cost in the Company's statements of income included the following components:

                                    For the years ended December 31,
                                       1996      1995      1994
                                      -------   -------   -------
                                            (In thousands)
Service cost                          $  140    $  126    $   97
Interest cost on projected benefit
  obligation                             214       215       193
Actual return on plan assets            (324)     (420)      137
Net amortization and deferrals           114       221      (370)
                                      -------   -------   -------
Net periodic pension cost             $  144    $  142    $   57
                                      =======   =======   =======

  The determination of the actuarial present value of the projected benefit obligation assumed a weighted average discount rate of 7.5% and a 3% increase in future compensation levels. The weighted average expected long-term rate of return on plan assets was 8%.

Post retirement benefits and post employment benefits

  SFAS No. 106 entitled "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 112 entitled "Employers Accounting for Postemployment Benefits" require the recognition and disclosure of the estimated future costs of postretirement and postemployment benefits to which the Company is obligated. The Company has no history of paying postretirement benefits other than pensions and is not obligated to pay such benefits in the future. Future obligations for postemployment benefits are immaterial. Therefore, no liability for either has been recognized in the financial statements.

Employee Severance Agreements

  The Company entered into severance agreements with its employees in December 1995. The severance agreements require certain payments to employees upon termination of employment, in certain instances, during a period of two years after a change in control (as defined in the severance agreements). Terminations providing severance benefits include terminations by the Company other than for cause (as defined in the severance agreements) or by the employee following a change in control and upon the occurrence of certain events adversely affecting the employee's employment. A change in control is defined in the severance agreements as the acquisition of 25% or more of the combined voting power of the then outstanding Class A Stock, the cessation of membership of more than one-third of the eight members that constituted the Board of Directors of the Company on August 16, 1995, a merger, consolidation or reorganization of the Company, a plan of complete liquidation or dissolution of the Company or an agreement to sell or otherwise dispose of substantially all of the assets of the Company.

  On July 30, 1996, certain of the Company's Directors were replaced by written consent of the holders of more than a majority of the Company's Class A Stock. As a result, a change in control, as defined in the severance agreements, occurred as the Company's new Board of Directors included only two of the eight members of the Board of Directors in office on August 16, 1995.

  On February 26, 1997, Box Control, LLC ("BCLC"), a Texas limited liability company, acquired beneficial ownership of 56.7% of the Company's Class A Stock. As a result, a change in control as defined in the severance agreements occurred.

  In applicable situations, the severance agreements provide for cash payment to the terminated employee equal to the sum of: (1) all accrued, unpaid compensation and a pro-rata bonus, (2) severance pay ranging from six to eighteen months of the employee's base salary and (3) an amount equal to the actuarial present value, as of the date of termination, of three years' hypothetical additional benefits under the Company's pension plan; provided, however, the former employee retains all vested benefits under the Company's pension plan; and any other qualified pension or profit-sharing plans. In addition, in applicable situations, the severance agreements provide for the continuation of life, disability, medical, dental and hospitalization insurance for six to eighteen months, and for the lapsing of all restrictions on and full vesting of any outstanding incentive awards, including stock options granted to the employee. The severance agreements entered into with employees other than officers and executives provide that, in applicable situations, the employee may elect to receive the cash equivalent of the insurance benefits. The Company's Incentive Plan provides that options granted thereunder must be exercised only during the continuance of the optionee's employment by the Company, except in cases of retirement, death or disability. Accordingly, any options remaining unexercised when an employee's employment is terminated for any other reason expire at the time of termination. The severance agreements remain in effect with respect to applicable terminations through February 26, 1999.

  The total estimated cost under the severance agreements, if all severance agreements became effective, is $5.4 million. As of December 31, 1996, five executive officers (including the Chief Executive Officer, Executive Vice President, Chief Financial Officer, General Counsel and Chief Accounting Officer) and ten other employees were either dismissed, reached agreements to terminate employment or were notified of their impending termination. Amounts totaling $2.0 million, which include severance pay, related legal fees and estimated life, disability, medical, dental and hospitalization benefits for the above terminated employees, were charged to reorganization expense for the period ending December 31, 1996. As of that date, the Company had paid $1.6 million of the accrued amounts.

NOTE 8. RELATED PARTY TRANSACTIONS

  Box Brothers Holding Company  ("BBHC") owns approximately 57% of the Class
A Stock of the Company and 94% of the outstanding stock of CKB Petroleum, Inc. ("Petroleum") and CKB & Associates ("Associates"). A resolution adopted in 1992 by the Board of Directors authorizes the Company to enter into a transaction with an affiliate of the Company so long as the Board of Directors determines that such a transaction is fair and reasonable to the Company and is on terms no less favorable to the Company than can be obtained from an unaffiliated party in an arms' length transaction.

  Petroleum has owned since March 1985 a minority interest in the pipeline transporting oil from the wells in the South Pass blocks to Venice, Louisiana. The tariff for the pipeline of $2.75 per barrel was published and filed with the Federal Energy Regulatory Commission, which regulates such rates. The rate has been uniform since 1982 among all owners of the pipeline from South Pass Block 89 Field and is consistent with the rate charged by an unaffiliated party to the Predecessor Partnership prior to the acquisition by Petroleum. Petroleum billed the Company $2.8 million, $2.7 million and $2.2 million for the three years ending December 31, 1996, 1995 and 1994, respectively.

  The Company bills Petroleum and other related parties for an allocated portion of office space that is subleased to Petroleum, payroll including the related costs and benefits, and other overhead costs. The amounts billed are considered to be the fair value of such usage or allocations. The Company billed expenses totaling $81,000, $134,000 and $123,000 for the three years ending December 31, 1996, 1995 and 1994, respectively.

  In March 1995, two of the Company's current Directors, seven of its former Directors, two of its current officers and one former officer were named as defendants in a lawsuit filed in state district court in Dallas, Texas by the same plaintiffs as in the Griffin Case. In addition, nine of the Company's current and former Directors have been named as defendants in two class action lawsuits filed in the Delaware Chancery Court in Wilmington. See Note 9. "Commitments and Contingencies." In accordance with the By-Laws of the Company, the defendants have executed written undertakings to repay the Company for any related expenses advanced on their behalf if it is later found that such costs were not subject to indemnification by the Company. Although the plaintiffs in the Griffin Case have requested that the court prohibit the advancement of such defense costs, the Company believes it has indemnification obligations to the defendants as a result of the lawsuits. The total legal costs incurred related to these cases were $60,000 and $583,000, for 1996 and 1995, respectively.

  On June 27, 1996 BBHC, as the record and beneficial holder of approximately 57% of the outstanding Class A Stock of the Company, delivered to the Company a written consent (the "BBHC Consent") executed by BBHC pursuant to Section 228 of the Delaware General Corporation Law that (i) amended the Company's By-Laws to permit the removal of directors with or without cause, (ii) removed all the then current directors except Don D. Box and Alan C. Shapiro, (iii) fixed the number of the directors of the Company at seven and (iv) elected Glen Adams, Daryl L. Buchanan, Richard D. Squires, Thomas D. Rollins, and Bernay C. Box to serve as Directors of the Company with Don D. Box and Alan C. Shapiro. The effective date of the BBHC Consent was July 30, 1996. Subsequently, written consents to the same effect, executed by Basil Georges and Pat Rutherford, Jr., the record holders of approximately 14% and 9%, respectively, of the Company's Class A Stock, were delivered to the Company. Also on June 27, 1996, BBHC filed an action in the Delaware Chancery Court under Section 225 of the Delaware General Corporation Law against the Company's former Directors (other than Don
D. Box and Alan C. Shapiro) and the Company as a nominal defendant seeking a determination that the BBHC Consent was effective in accordance with its terms. The individual defendants in the case filed answers alleging that BBHC might hold less than a majority of the Company's Class A Stock and that the Company had been conducting a study of this matter. The court in this case entered a Final Judgment dated September 16, 1996, ordering that the three stockholder consents discussed above (a) were valid and effective under Delaware corporate law, and (b) resulted in the changes in the composition of the Company's Board of Directors and the amendments to the Company's By-Laws as described in the consents; provided, however, no judicial determination was made as to whether, on July 30, 1996, Messrs. Kelsey, Smith and Walker resigned as Directors or were removed. The entry of the Final Judgment concluded this lawsuit. Petroleum paid certain legal expenses on behalf of BBHC and subsequently requested and received reimbursement of those legal expenses by the Company. In addition, the Company paid legal expenses for the above matter on behalf of BBHC in accordance with Delaware law. Legal expense paid or reimbursed by the Company to or on behalf of BBHC and on behalf of the former Board of Directors totaled $229,000 in 1996.

  After the U.S. Court of Appeals for the Fifth Circuit ("Fifth Circuit") issued its opinion in May 1996, ordering a new trial and resolving certain other issues, the previous Board of Directors authorized the engagement of an outside law firm to determine whether the issuance of shares of the Company as part of the Corporate Conversion as Class B Stock rather than Class A Stock to certain holders was in accordance with the Fifth Circuit's opinion in the Griffin Case. The law firm engaged an independent accounting firm to assist in the examination. The costs related to this study totaled $348,000. On August 9, 1996, both firms issued a preliminary report (the "Report") to the Board of Directors. The Report does not express an opinion of the outside law firm. Management and the Board of Directors have concluded that the BBHC Consent, together with the written consents executed by Basil Georges and Pat Rutherford, Jr., is effective in accordance with its terms.

  The trial court in the Griffin Case entered its amended final judgment in October 1994 with respect to certain related party transactions on derivative claims against the General Partners and in favor of the Company. Cloyce K. Box died in October 1993. The Partnership Agreement provided that the General Partners were to be indemnified for litigation expenses in certain situations in which they were sued in their capacity as general partners of the Predecessor Partnership. Accordingly, the Predecessor Partnership, and later the Company, paid the legal expenses and other defense costs of the General Partners during a large portion of the Griffin Case litigation. These payments were required under the Partnership Agreement as a result of the General Partners' execution of written undertakings to repay the Company for any such litigation expenses advanced on their behalf if it was later determined that such advancements were not subject to indemnification by the Company. The Company did not pay the legal expenses and other defense costs of the General Partners after February 1994. After the decision of the Fifth Circuit was handed down, the General Partners sought and received reimbursement from the Company of these legal fees for the period March 1994 to April 1996 in the amount of $1.4 million. Since that date, the indemnified parties have incurred additional litigation expenses of approximately $51,000, which the Company has advanced or is obligated to advance. The Company filed a claim against the Estate in the Probate Court for Collin County, Texas seeking to recover the full amount of the judgment, including certain attorneys' fees and costs as described above.

  In its claim the Company was seeking to recover from the Estate an amount of attorneys' fees and costs equal to the percentage of attorneys' fees and costs attributable to the defense of the derivative claims as to be determined by the district court in connection with the plaintiffs' request for attorneys' fees and costs. The Fifth Circuit, however, reversed the award of plaintiffs' attorneys' fees and costs. If another judgment is obtained against the defendants in a new trial, it is doubtful that a significant portion of the judgment, including attorneys' fees and costs, will be recovered by the Company against the Estate because of the uncertainties surrounding the value and the liquidity of the net assets of the Estate and Associates and the amount of other claims pending against the Estate.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

  The Company leases office space under a noncancelable operating lease that expires on April 1, 1998. The lease may be renewed for one additional period of five years at a market rental rate, if the Company occupies at least 50% of the space. Future minimum rental payments in the amount of $668,000, and $169,000 are due in the next two years, respectively. Total rent expense was $717,000, $688,000 and $710,000 in 1996, 1995, and 1994, respectively.

Litigation Contingencies

Griffin Cases

  The Griffin, et al. v. Box, et al. case was filed in November 1987 in the United States District Court for the Northern District of Texas in Dallas. The plaintiffs are a small group of former unitholders of the Predecessor Partnership, including J.R. Simplot, a former unitholder whose units of the Predecessor Partnership have since been converted to approximately 15% of the Company's Class B Stock. The defendants are Cloyce K. Box and Associates (the "General Partners"), the Predecessor Partnership and Box Brothers. The Estate was substituted in the place of Cloyce K. Box in the litigation after his death in October 1993. As a result of the Corporate Conversion, the Company will receive all benefits, and will suffer all detriments, if any, of the Predecessor Partnership in the litigation.

  Plaintiffs made two types of claims. First, plaintiffs sought individual damages for alleged securities law violations and a declaratory judgment regarding their voting rights. All of the plaintiffs' claims for individual damages and voting rights were denied by the district court at trial in October 1992.

  Secondly, plaintiffs brought derivative claims on behalf of the Predecessor Partnership alleging that the General Partners breached the Partnership Agreement, breached fiduciary duties and violated an implied covenant of good faith and fair dealing in relation to three transactions. The derivative defendants' motion that the plaintiffs lacked standing on the derivative claims was rejected by the district court. The first transaction was the 1985 purchase of an interest in an oil pipeline by Petroleum. See Note 8. Related Party Transactions. The second transaction involved the amount of general and administrative expenses paid by the Predecessor Partnership before the Corporate Conversion. The third transaction was a loan made by the Predecessor Partnership to an unaffiliated individual. Plaintiffs alleged actual damages of $20.0 million and punitive damages of $60.0 million. In addition, plaintiffs alleged that the General Partners engaged in racketeering activities in relation to the three transactions.

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

  In March 1994, the district court entered its initial judgment in favor of the Company and against the Estate and Associates for $20.1 million for past damages and against the Estate for $2.2 million for punitive damages. In addition, the judgment imposed a constructive trust for the benefit of the Company upon the pipeline interest owned by Petroleum, in lieu of the $6.2 million in future damages included in the verdict. The judgment also dismissed the plaintiffs' claims for individual damages and voting rights for their Class B Common Stock.

  In its amended final judgment issued in October 1994, the district court added pre-judgment and post-judgment interest. In a separate order, the district court granted the plaintiffs' motion for attorneys' fees and costs without specifying the amount awarded. The plaintiffs sought $3.5 million in attorneys' fees and costs.

  The plaintiffs, the Estate, Associates and Petroleum all filed notices of appeal in the Griffin case to the Fifth Circuit. In its opinion in the Griffin case issued May 2, 1996, the Fifth Circuit (i) reversed the judgment and related damages against the Estate and Associates, and remanded the case for a new trial because of the jury's inconsistent answers to the liability issues; (ii) ruled that the trial court's imposition of the constructive trust was improper; (iii) affirmed the trial court's dismissal of the plaintiffs' individual claims for monetary damages; (iv) ruled that one plaintiff, James Lyle, was an original limited partner and remanded the case for a new trial to decide the number of voting shares to which he is entitled; (v) remanded the case for further fact findings to decide whether two other plaintiffs, Hayden McIlroy and B. R. Griffin, were original limited partners and the amount, if any, of voting stock to which they are entitled; (vi) affirmed the trial court's judgment that plaintiffs J. R. Simplot and David Hawk were not entitled to voting stock; and
(vii) found that the trial court had erred in granting plaintiffs' attorneys' fees. On October 7, 1996, the Plaintiffs' application to the United States Supreme Court for appellate review of the Fifth Circuit's decision was denied.

  In February and March 1995, the same plaintiffs as in the Griffin case filed two actions against the Company, all of its then current directors, two of its former directors, its then current vice president and chief financial officer, its senior vice president/operations and its vice president and controller in the state district court in Dallas, Texas. In their actions, the plaintiffs allege that the defendants breached their fiduciary duty to the Company in relation to the collection of the trial court judgment entered in favor of the Company in the Griffin case. The plaintiffs further allege conflicts of interest among the directors, misappropriation of corporate assets, breaches of good faith and fair dealing, and wrongful payment of certain attorneys' fees in the Griffin case. These claims are apparently alleged both on behalf of the plaintiffs as individuals and derivatively on behalf of the Company. The damages sought exceed $50.0 million plus $100.0 million in punitive damages against each defendant. The action was abated pending resolution of the underlying case on appeal to the United States
Supreme Court, which denied certiorari on October 7, 1996 and was dismissed during the fourth quarter of 1996.

Phillips Petroleum Case

  In August 1990, Phillips Petroleum Company ("Phillips") brought an action against the Predecessor Partnership now pending in state court in Orleans Parish, Louisiana, claiming that Phillips is entitled, pursuant to its 33%
Net Profits Interest ("NPI") in South Pass Block 89, to receive an overriding royalty interest for months in which monthly net profits were not achieved.
In addition, Phillips claims that the net profits account is being charged an excessive oil transportation fee. In September 1991, this lawsuit was amended by Phillips to include a claim that the entire $69.6 million lump sum cash payment received by the Predecessor Partnership in its 1990 settlement of litigation with Texas Eastern Transmission Corporation ("Texas Eastern Settlement") should have been credited to the net profits account. Under this latter claim, Phillips alleges damages in excess of $21.5 million. The Company previously credited the net profits account with $5.8 million of the $69.6 million received in the Texas Eastern Settlement, which is all of the Texas Eastern Settlement proceeds that the Company believes should be credited to the net profits account. On the first two claims, Phillips alleges aggregate damages of several million dollars. Phillips further seeks double damages, interest, attorneys' fees and cancellation of the farmout agreement. The Company is vigorously defending that such amounts are not payable under the NPI and that Phillips is not entitled to any of the damages sought. In March 1993, Phillips filed a motion for summary judgment on its claim relating to the Texas Eastern Settlement. That motion was denied by the court in July 1993. Discovery is ongoing by both parties. A trial date of March 31, 1997 has been set by the court.

Devere and Nealon Cases

  Two class actions, one styled Melissa Devere v. John F. Arning, Don D. Box, Thomas D. Box, Kent R. Hance, Sr., John L. Kelsey, Alan C. Shapiro, Norman W. Smith, Ewell Doak Walker and Box Energy Corporation, and the other styled Caren
M. Nealon and B. Peter Knudson v. John F. Arning, Don D. Box, Thomas D. Box, Kent R. Hance, Sr., John L. Kelsey, Alan C. Shapiro, Norman W. Smith, Ewell Doak Walker, Richard S. Whitesell, Jr. and Box Energy Corporation, were filed in the Chancery Court of Delaware in Wilmington in April and May 1995, respectively. In both cases the plaintiffs are shareholders of the Company's Class B Stock. The defendants are the Company and its then current Board of Directors. Richard S. Whitesell, Jr., a former director, has been dismissed from the cases. The actions allege that the Company failed to make a proper response to offers or overtures previously made to purchase the Company's stock by J.R. Simplot and Phoenix Canada Oil Co., Ltd. and has failed to solicit other offers for the sale of the Company. The Company believes these class actions are without legal merit and will defend the suits vigorously. The cases have been consolidated. All of the defendants have filed or joined a motion seeking to dismiss the consolidated case. Further, the defendants have filed a motion to stay discovery while the motion to dismiss is pending. The court has yet to set a briefing schedule for either motion. The Company cannot predict when these motions will be resolved or the outcome of these cases.

Thomas D. Box Lawsuit

  On August 16, 1996, Thomas D. Box filed a lawsuit for direct and derivative relief in the District Court for Dallas County, Texas (Tom Box v. Gary Box, Don Box, Doug Box, Box Brothers Holding Company, Inc. and CKB Petroleum, Inc., No 96-08451) alleging that the defendants have breached fiduciary duties to BBHC and its subsidiary Petroleum, and wasted or converted their assets, and asking the court for an accounting, unspecified damages, costs and attorneys' fees and for the appointment of a receiver for BBHC and Petroleum. On or about September 20, 1996, a first amended petition was filed in this lawsuit adding the Company as a defendant. On or about February 18, 1997, plaintiff filed a second amended petition adding as defendants, Alan C. Shapiro, Thomas W. Rollins, Richard D. Squires, and Bernay C. Box. The Board of Directors appointed a special litigation committee consisting of independent directors to investigate plaintiff's derivative claims. The special litigation committee has engaged counsel to assist the committee with its investigation.

Other Contingencies

  The Company is not a party to any material pending legal proceedings other than the foregoing. If the Company is not successful in the foregoing suits, it is the opinion of the Company that any adverse judgments, other than certain possible results of the litigation described above, would not have a material adverse effect on the Company.

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

NOTE 10.  OIL AND GAS PROPERTIES (UNAUDITED)

  Investments in oil and gas properties (all of which are in the United States), including onshore fee lands, were as follows:

                                                   At December 31,
                                       1996                             1995
                           -----------------------------   ------------------------------
                                                   (In thousands)
                            Proved   Unproved    Total      Proved    Unproved    Total
                           --------- --------  ---------   ---------  --------  ---------
Onshore                    $  8,924   $3,502   $ 12,426    $  2,781    $3,079   $  5,860
Offshore                    171,823    3,002    174,825     158,708       886    159,594
                           ---------  -------  ---------   ---------   -------  ---------
                            180,747    6,504    187,251     161,489     3,965    165,454
Accumulated depreciation,
 depletion and
 amortization              (112,648)     -     (112,648)    (90,701)       -     (90,701)
                           ---------  -------  ---------   ---------   -------  ---------
Net oil and gas
 properties                $ 68,099   $6,505   $ 74,603    $ 70,788    $3,965   $ 74,753
                           =========  =======  =========   =========   =======  =========


  Expenditures for acquisition, exploration, development and production for oil and gas properties incurred by the Company are summarized as follows:

                                For the years ended December 31,
                                    1996      1995       1994
                                  --------  --------   --------
                                        (In thousands)
  Acquisition costs               $ 5,548   $  3,215   $    322
  Exploration costs               $27,811   $  8,902   $  4,495
  Development costs               $ 9,359   $ 11,597   $ 12,172
  Production costs                $ 3,825   $  3,142   $  2,839

  The Company's net ownership interest in proved oil and gas reserves was as follows:

                                                      At December 31,
                                       1996               1995              1994
                                  ---------------   ---------------   ----------------
                                                      (In thousands)
                                          Natural           Natural            Natural
                                   Oil      Gas      Oil      Gas      Oil       Gas
                                  MBbls    MMcf     MBbls    MMcf     MBbls     MMcf
                                  ------  -------   ------  -------   ------   -------
Beginning of period               2,938   51,373    3,298   50,334    3,389    53,150
  Revisions of previous
    estimates                       709   (8,162)       7    1,040      375       361
  Extensions, discoveries and
    other additions                 585    4,340      472    5,866      190     3,105
  Production                       (933)  (8,219)    (839)  (5,867)    (656)   (6,282)
                                  ------  -------   ------  -------   ------   -------
  End of period                   3,299   39,332    2,938   51,373    3,298    50,334
                                  ======  =======   ======  =======   ======   =======
Proved developed reserves
  Beginning of period             2,282   33,521    1,941   23,488    1,926    27,840
  End of period                   2,541   28,323    2,282   33,521    1,941    23,488


  The upward revision of oil reserves and downward revision in natural gas in 1996 was primarily on South Pass Block 87.

  The proved developed and undeveloped reserves and standardized measure of discounted future net cash flows associated with South Pass Block 89 are burdened by a 33% Net Profits expense. The reserves included herein for South Pass Block 89 are stated before deduction of Net Profits expense, which is treated as an operating expense rather than a reduction in proved reserves. At December 31, 1996 proved reserves from South Pass Block 89 represented approximately 40% and 40% of the total proved oil and natural gas reserves, respectively.

  Estimates of oil and gas reserves were prepared by the independent engineering and consulting firm of Netherland, Sewell & Associates, Inc. The determination of these reserves is a complex and highly interpretative process which is subject to continued revision as additional information becomes available. In most cases, a relatively accurate determination of reserves may not be possible for several years due to the time necessary for development drilling, testing and studies of the reservoirs.

  The quantities of proved oil and gas reserves presented include only those amounts which the Company reasonably expects to recover in the future from known oil and gas reservoirs under existing economic and operating conditions. Accordingly, proved reserves are limited to those quantities which are recoverable commercially at current prices and costs, under existing regulatory practices and technology. Therefore, any changes in future prices, costs regulations, technology and unforeseen factors could significantly increase or decrease proved reserve estimates.

  The following tables include amounts determined in accordance with the requirements of the SFAS No. 69 entitled "Disclosures About Oil and Gas Producing Activities" with respect to estimated future net cash flows from oil and gas reserves and the present worth of those estimated future net cash flows discounted at 10% per annum.

  In accordance with SFAS No. 69 methodology, specific assumptions were applied in the computation of the reserve evaluation estimates. Under this methodology, future net cash flows are determined by reducing estimated future gross cash flows from oil and gas sales by the estimated costs to develop and produce the underlying reserves, including the Net Profits expense on South Pass Block 89.

  Future cash inflows were based on year end prices of proved oil and gas reserves as adjusted by known contractual pricing information assuming that the Company will sell its future gas production from South Pass Block 89 at the prices set forth in its existing long-term gas purchase contract for such gas. Future production costs were based on costs as of the estimated date to produce the proved oil and gas reserves. A significant portion of the proved reserves are undeveloped and future development costs were calculated based on a continuation of present economic conditions. Future net cash flows were then discounted at 10% per annum to arrive at the standard measure of discounted future net cash flows.

  Due to the imprecise nature of the oil and gas reserves and the uncertainty of future economic conditions, the Company makes no representation regarding what interpretations may be made or what degree of reliance may be placed on this method of evaluating proved oil and gas reserves. The following table presents the standardized measures of discounted future net cash flows and changes therein relating to proved oil and gas reserves:

                                                    At December 31,
                                          1996           1995          1994
                                       ----------     ----------     ----------
                                                    (In thousands)
Future cash inflows                    $ 326,498      $ 335,199     $ 321,434
Future productions costs                 (26,971)       (26,269       (21,368)
Future Net Profits expense               (53,955)       (64,988)      (72,394)
Future development costs                 (17,756)       (20,046)      (20,972)
Future income tax expense                (50,638)       (50,027)      (43,067)
                                       ----------     ----------     ----------
Future net cash flows                    177,178        173,869       163,633
10% annual discount                      (31,165)       (39,887)      (39,143)
                                       ----------     ----------     ----------
Standardized measure of discounted
  future net cash flows                $ 146,013      $ 133,982      $ 124,490
                                       ==========     ==========     ==========


  Following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                 At December 31,
                                        1996         1995           1994
                                     -----------  -----------    ----------
                                                  (In thousands)
Standardized measure of discounted
  cash flows at beginning of year    $  133,982   $  124,490     $ 124,002
Sales and transfers of oil and gas
  produced, net of production costs
  and Net Profits expense               (47,810)     (36,479)      (38,458)
Net changes in prices and production
  costs                                  37,764       12,300        (6,573)
Net changes in estimated development
  costs                                  (1,332)      (3,229)       (1,165)
Net changes in estimated Net Profits
  expense                                 1,750       (8,990)      (10,720)
Net changes in income tax expense        (3,736)      (6,175)        6,560
Extensions, discoveries and improved
  recovery less related costs            16,060       25,042         9,681
Development costs incurred during the
  year                                    9,359       11,597        12,172
Revisions of previous quantity
  estimates                             (10,747)      15,048        21,565
Other changes                            (2,675)     (12,071)       (4,974)
Accretion of discount                    13,398       12,449        12,400
                                     -----------  -----------    ----------
Standardized measure of discounted
  future net cash flows              $  146,013   $  133,982     $ 124,490
                                     ===========  ===========    ==========

NOTE 11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                           Quarter
                                      First         Second         Third          Fourth
                                   ----------     ----------     ----------     ----------
                                       (In thousands, except per share amounts)
Period ended December 31, 1996
  Revenues                          $  19,073    $  17,861       $  15,823      $  17,453
  Gross margin                      $   6,989    $    (643)      $   1,586      $   1,661
  Income (loss) before taxes        $   3,757    $  (5,270)      $  (5,088)     $  (2,831)
  Net income (loss)                 $   2,417    $  (3,473)      $  (3,138)     $  (3,468)
  Primary income (loss) per share   $    0.12    $   (0.17)      $   (0.15)     $   (0.17)
Period ended December 31, 1995
  Revenues                          $  14,514    $  12,557       $  14,914      $  17,508
  Gross margin                      $   4,738    $   4,716       $   6,228      $   6,263
  Income (loss) before taxes        $     840    $   1,336       $   2,691      $   2,647
  Net income (loss)                 $     739    $     838       $   1,918      $   1,897
  Primary income (loss) per share   $    0.04    $    0.04       $    0.09      $    0.09


  Gross margin includes revenues net of operating costs and expenses, Net Profits Interest expense, exploration expense, dismantlement and abandonment, and depreciation, depletion and amortization directly relating to oil and gas activities.


NOTE 12.  INDUSTRY SEGMENT INFORMATION

  The Company is primarily engaged in one industry segment, crude oil and natural gas exploration, development and production. The Company generally does not operate oil and gas properties but owns interests in such properties as a working interest owner.

  The most significant customers of the Company during 1996, were and BayOil
(USA), Inc. and Texas Eastern Transmission Corporation which represented 18% and 51% of the total oil and natural gas revenues. The most significant customers during 1995 and 1994 were Marathon Oil Company and Texas Eastern Transmission Corporation, which represented 25% and 18%, and 70% and 63% , respectively, of the Company's total oil and natural gas revenues.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  The Company filed a Form 8-K during the quarter ended September 30, 1996 which reported the Company's dismissal of Coopers & Lybrand L.L.P. as independent accountants and the retaining of Arthur Andersen LLP as the Company's independent accountants for 1996.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table provides information with respect to persons who served on the Company's Board of Directors (a "Director") or as an executive officer of the Company during 1996. Each Director holds office until his successor is elected and qualified or until his or her earlier resignation or removal in accordance with the Certificate of Incorporation and By-Laws of the Company. Several of the present and former Directors and several of the present and former officers have been named as defendants in one or more legal actions.
See "--Litigation Involving Directors and Officers." Executive officers hold their respective offices at the pleasure of the Board of Directors.

  Name                            Age           Position
  ----                            ---           --------

  Glen Adams (2)(10)               58           Director
  John F. Arning (1)              Deceased      Director
  Bernay C. Box (2)                35           Director
  Don D. Box (1)(11)               46           Chairman of the Board of
                                                Directors, President and Chief
                                                Executive Officer
  Thomas D Box (1)(4)              41           Director, President and Chief
                                                Executive Officer
  Daryl L. Buchanan (1)(3)(9)      47           Director
  Kent R. Hance, Sr. (1)(3)        54           Director
  John L. Kelsey (2)(3)            71           Director
  Thomas W. Rollins (1)            66           Director
  Alan C. Shapiro (2)(3)           51           Director
  Norman W. Smith (1)(2)(3)        54           Director
  Richard D. Squires (1)(3)        39           Director
  Ewell Doak Walker (1)            70           Director
  Craig T. Scott (5)               50           Executive Vice President
  Dennis A. Francis                44           Senior Vice
                                                President/Operations
  Jill M. Killam (6)               42           Vice President and Chief
                                                Financial Officer
  W. Jefferson Burnett (7)         38           General Counsel and Secretary
  J. Burke Asher                   56           Chief Accounting Officer and
                                                Secretary
  Edward V. Howard                 34           Vice President, Controller and
                                                Assistant Secretary
  M. Carlisle Barker (8)           44           Vice President, Chief
                                                Accounting Officer and
                                                Assistant Treasurer
  Rodney A. Madden                 41           Vice President/Marketing and
                                                Supply
  Dorothy A. Knauf                 76           Treasurer and Assistant
                                                Secretary

----------
(1)  Member of Executive Committee.
(2)  Member of Audit Committee.
(3)  Member of Compensation Committee.
(4) Thomas D. Box was removed as a Director effective July 30, 1996, and as President and Chief Executive Officer effective August 7, 1996.
(5) Craig T. Scott and the Company agreed to the termination of Mr. Scott's employment effective as of October 2, 1996.
(6) Jill M. Killam was removed as Vice President and Chief Financial Officer effective August 7, 1996.
(7) W. Jefferson Burnett terminated his employment as General Counsel and Secretary effective August 8, 1996.
(8) M. Carlisle Barker was removed as Vice President, Chief Accounting Officer and Assistant Treasurer effective September 17, 1996.
(9)  Daryl L. Buchanan resigned as a Director on January 23, 1997.
(10) Glen Adams resigned as a Director on January 24, 1997.
(11) On March 17, 1997, Don D. Box relinquished the office of President. He remains Chairman and Chief Executive Officer.

    The following is a brief description of the background and principal occupation of each Director and executive officer of the Company. The periods of service shown below for officers of the Company include service prior to the Corporate Conversion, as officers of CKB & Associates, Inc., which served as the corporate general partner of the Predecessor Partnership.

    Glen Adams served as a Director from July 30, 1996 until January 24, 1997. From 1990 until August 15, 1996, Mr. Adams served as a Director, Chairman, President and Chief Executive Officer of Southmark Corporation, a diversified company with interests in real estate, oil and gas properties, insurance and other areas. He currently serves as a director of U.S. Home Corporation and Zale Corporation.

    John F. Arning (deceased) served as a Director of the Company from March, 1991 until July, 1996. Mr. Arning was a retired member of the law firm of Sullivan & Cromwell, where he practiced law for substantially his entire career.

    Bernay C. Box has served as a Director since July 30, 1996. He has served as President of Bernay Box & Co., a private Dallas investment advisory firm, since 1991. Bernay C. Box is the nephew of the late Cloyce K. Box and is the first cousin of Don D. Box, Douglas D. Box, Gary D. Box and Thomas D. Box.

    Don D. Box has served as a Director of the Company since March 4, 1991, and was elected Chairman of the Board of Directors on January 20, 1994. From March 1, 1994, until January 31, 1995, he served as the Company's Director of Corporate Development. He served as President and Chief Executive Officer from August 7, 1996 to March 17, 1997. On March 17, 1997, he relinquished the office of President. He remains Chairman and Chief Executive Officer. He is a Director and President of BBHC, and President of CKB & Associates, Inc. ("Associates"), CKB Petroleum, Inc. ("Petroleum"), and certain other affiliates of BBHC. BBHC is the parent corporation of Associates and Petroleum. Until April 15, 1992, Associates was the corporate general partner of OKC Limited Partnership (the "Predecessor Partnership") and in such capacity provided all employees who rendered services to the Predecessor Partnership. He is the son of the late Cloyce K. Box and the brother of Douglas D. Box, Gary D. Box and Thomas D. Box, and the first cousin of Bernay C. Box. He is a co-executor of the Estate of Cloyce K. Box.

    Thomas D. Box served as President of the Company from July 1, 1993, and as Chief Executive Officer and a Director from October 29, 1993. He was removed as a Director effective July 30, 1996, and as Chief Executive Officer effective August 7, 1996. He was the Executive Vice President of the Company from April 15, 1992 to July 1, 1993. He previously served as Executive Assistant to the Chairman of Associates, and served as Vice President and Secretary of Associates. He has also served as a director and in various officer positions in BBHC, Petroleum, Associates and other affiliates of BBHC. He no longer serves as an officer or director of any of these entities. He is the son of the late Cloyce K. Box and the brother of Don D. Box, Douglas D. Box and Gary D. Box, and the first cousin of Bernay C. Box. He is a co-executor of the Estate of Cloyce K. Box.

    Daryl L. Buchanan served as a Director from July 30, 1996 until January 23, 1997. Since January, 1986, he has served as Executive Vice President of Georges Investment Company, a Houston and Dallas diversified investment firm controlled by Basil Georges, holder of 13.6% of the Company's Class A Stock.

    Kent R. Hance, Sr. served as a Director of the Company from March, 1991 until June, 1996. He has been a partner with the law firm of Hance, Scarborough, Woodward & Wiesbart since mid-1994. He served as a partner in the law firm of Hance & Gamble from 1990 until mid-1994.

    John L. Kelsey served as a Director from July 1, 1993 until July, 1996. Prior to his retirement in 1991 from PaineWebber Incorporated, a financial services firm, Mr. Kelsey served as an Advisory Director in the investment banking group of the firm for approximately three years. Prior to assuming that position, he served as a Managing Director of the firm's investment banking group for over five years. Mr. Kelsey is a general partner in Eastman Dillon Oil & Gas Associates, a private investment partnership. Mr. Kelsey currently serves on the Board of Directors of Standard Motor Products Corporation, an automobile replacement parts company. During 1995 and until March 1996, Mr. Kelsey also served on the Board of Directors of Federal Paper Board Company, Inc., a forest products firm that was merged into another company in March 1996.

    Thomas W. Rollins has served as a Director since July 30, 1996. Since 1992, Mr. Rollins has been Chief Executive Officer of Rollins Resources, a natural gas and oil consulting firm. From March 1991 until 1992, Mr. Rollins was President and Chief Executive Officer of Park Avenue Exploration Corporation, an oil and gas exploration company and a subsidiary of USF&G Corporation. He is a director of Pheasant Ridge Winery, The Teaching Company, and the Nature Conservancy of Texas.

    Alan C. Shapiro has served as a Director since May 5, 1994. From 1993 through the present, Professor Shapiro has served as Chairman of the Department of Finance and Business Economics in the Graduate School of Business Administration of the University of Southern California. Since 1984, Professor Shapiro has been a Professor of Finance and Business Economics at the University of Southern California's Graduate School of Business. From 1991 to present, Professor Shapiro has been the Ivadelle and Theodore Johnson Professor of Banking and Finance at the school. In addition, Professor Shapiro has also taught at the Wharton School of the University of Pennsylvania and at Carnegie Mellon University. His visiting teaching appointments have included Yale University and the University of California at Los Angeles.

    Norman W. Smith served as a Director of the Company from March, 1991 until July, 1996. He has served as President of Express Air Drilling, Inc. and Chairman of Ozark Exploration, Inc., both oil and gas-related concerns, for over five years.

    Richard D. Squires has served as a Director since July 30, 1996. Since 1988, Mr. Squires has served as President of RS Holdings, Inc., a Dallas-based real estate and high-yield securities investment firm. Mr. Squires also serves as a director of Vista 2000, Inc. and American Consumer Products, Inc., a subsidiary of Vista 2000, Inc., and as President of R3 Realty Corp. (formerly Pace Membership Warehouse, Inc.).

    Ewell Doak Walker served as a Director of the Company from March, 1991 until July, 1996. Prior to his retirement in 1991, Mr. Walker for over five years served as Vice President of Corporate Sales of Fishbach Company, an engineering and construction firm.

    Craig T. Scott, an attorney and a Certified Public Accountant, served the Company as Executive Vice President from July 1, 1993 and as an attorney from 1991 to 1993. The Company and Mr. Scott agreed to a termination of Mr. Scott's employment effective as of October 2, 1996. Mr. Scott received a Bachelor of Business Administration in Accounting and a law degree, both from the University of Texas, and a Masters of Laws from Southern Methodist University.

    Dennis A. Francis has served as Senior Vice President/Operations of the Company since 1989, and as Vice President from 1981 to 1989. He served as Vice President of Petroleum from 1982 until November 1993. He attended Central State University of Oklahoma.

    Jill M. Killam, a Certified Public Accountant, served as Vice President and Chief Financial Officer of the Company from March 1992, and as Vice President and Chief Accounting Officer from 1989 to March 1992. Ms. Killam was removed as Vice President and Chief Financial Officer effective August 7, 1996. From 1985 to 1989, Ms. Killam served as Assistant Treasurer. She served as Vice President and Treasurer of Box Brothers and Vice President and Chief Financial Officer of Associates, and certain other subsidiaries of BBHC from 1989 until March 1996. She received a Bachelor of Business Administration in Accounting from the University of Texas-Arlington.

    W. Jefferson Burnett served as Corporate Secretary from July 1, 1993, and General Counsel from December 15, 1993. Mr. Burnett terminated his employment in these positions effective August 8, 1996. Prior to becoming General Counsel, he had been Associate General Counsel for the Company since 1989. He received his Bachelor of Arts from Knox College and his law degree from Texas Tech University.

    J. Burke Asher, a Certified Public Accountant, was employed by the Company on September 3, 1996, as Chief Accounting Officer, and was appointed Secretary of the Company on October 1, 1996. Mr. Asher was an independent, self-employed financial consultant and adviser from 1987 to 1996. He also served as controller of Doty-Moore Tower Services, Inc., a privately held contractor to the communications industry, from 1993 to 1995. Mr. Asher received a Bachelor of Science from the Wharton School of the University of Pennsylvania. On March 3, 1997, Mr. Asher was elected to the Board of Directors of BBHC.

    Edward V. Howard, a Certified Public Accountant, has served as Vice President and Controller of the Company since March 1992, and a senior accountant since 1989. He was elected Assistant Secretary on October 1, 1997. Mr. Howard received a Bachelor of Business Administration in Accounting from West Texas State University.

    M. Carlisle Barker, a Certified Public Accountant, served as Vice President and Chief Accounting Officer of the Company from March 1992, Assistant Treasurer from July 1, 1993, and a staff accountant from August 1991 to March 1992. Mr. Barker was removed as Vice President, Chief Accounting Officer and Assistant Secretary effective as of September 17, 1996. He was the Trustee of the Constructive Trust imposed on Petroleum. See "Litigation Involving Directors and Executive Officers -- The Griffin Litigation." He holds a Bachelor of Business Administration in Finance from the University of Texas.

    Rodney A. Madden has served as Vice President/Marketing and Supply of the Company since 1989 and as a manager of marketing since 1982. Mr. Madden received his Bachelor of Science in Business from Oklahoma State University.

    Dorothy A. Knauf has served as Treasurer and Assistant Secretary of the Company since 1981. She served as Treasurer of Associates until March 1996.

New Officer

    James A. Watt was employed by the Company on March 17, 1997, as President and Chief Operating Officer. Mr. Watt was a Vice President/Exploration of Seagull Energy E&P, Inc. from 1993 to 1997. He was Vice President/Exploration & Exploitation of Nerco Oil & Gas, Inc. from 1991 to 1993. Mr. Watt received a Bachelor of Science in Physics from Rensselaer Polytechnic Institute. He is 47 years of age.

 None of the Directors, except for Norman W. Smith and John L. Kelsey, have significant personal interests in the exploration, development or production of oil and gas. Express Air Drilling, Inc. and Ozark Exploration, Inc., of which Mr. Smith is President and Chairman of the Board of Directors, respectively, are engaged in exploration, development and production of oil and gas in West Texas. Presently, the Company does conduct oil and gas activities in the same regions of the United States as the affiliates of Mr. Smith. Because of this conflict, Mr. Smith abstained on matters relating to the Company's activities in West Texas. Eastman Dillon Oil & Gas Associates, of which Mr. Kelsey is a general partner, is engaged in oil and gas production and development drilling in the Hugoton basin in Kansas, an area in which the Company does not presently conduct oil and gas activities.

Litigation Involving Directors and Executive Officers

 The Griffin Litigation

 The Griffin Case was filed in November 1987 in the U.S. District Court for the Northern District of Texas in Dallas. The plaintiffs are a small group of former unitholders of the Predecessor Partnership, including J.R. Simplot, a former unitholder whose units of the Predecessor Partnership have since been converted to approximately 15% of the Company's Class B Stock. The defendants are Cloyce K. Box and Associates, who served as the general partners of the Predecessor Partnership (the "General Partners"), the Predecessor Partnership, and BBHC. The Estate was substituted in the place of Cloyce K. Box in the litigation after his death in October 1993. As a result of the Corporate Conversion, the Company will receive all benefits, and will suffer all detriments, if any, of the Predecessor Partnership in the litigation.

 The plaintiffs made two types of claims in this case. First, plaintiffs sought individual damages for alleged securities law violations and a declaratory judgment regarding their voting rights. All of the plaintiffs' claims for individual damages and voting rights were denied by the district court at trial in October 1992.

 Secondly, plaintiffs brought derivative claims on behalf of the Predecessor Partnership alleging that the General Partners breached the limited partnership agreement of the Predecessor Partnership ("the Partnership Agreement"), breached fiduciary duties and violated an implied covenant of good faith and fair dealing in relation to three transactions. The derivative defendants' motion that the plaintiffs lacked standing on the derivative claims was rejected by the district court. The first transaction was the 1985 purchase of an interest in an oil pipeline by Petroleum. The second transaction involved the amount of general and administrative expenses paid by the Predecessor Partnership prior to the Corporate Conversion. The third transaction was a loan made by the Predecessor Partnership to an unaffiliated individual.

 The plaintiffs alleged actual damages of $20 million and punitive damages of $60 million. In addition, plaintiffs alleged that the General Partners engaged in racketeering activities in relation to the three transactions.

 In October 1992, the jury returned a verdict on the derivative claims finding that the General Partners did not breach the Partnership Agreement but breached fiduciary duties and an implied covenant of good faith and fair dealing arising from the Partnership Agreement. The jury awarded actual damages of approximately $20.0 million and future damages of approximately $6.2 million in favor of the Predecessor Partnership and against the General Partners relating to the pipeline transaction. Minor damages of $112,500 were awarded on the general and administrative expense issue, while no damages were awarded based on the loan transaction. In addition, the jury found no violation of the racketeering statutes. Punitive damages of approximately $2.2 million were awarded against Cloyce K. Box.

 In March 1994, the district court entered its initial judgment in favor of the Company and against the Estate and Associates in the amount of $20.1 million for past damages and against the Estate in the amount of $2.2 million for punitive damages. In addition, the judgment imposed a constructive trust for the benefit of the Company upon the pipeline interest owned by Petroleum, in lieu of the $6.2 million in future damages included in the verdict. The judgment also dismissed the plaintiffs' claims for individual damages and voting rights for their Class B Stock.

 In its amended final judgment issued in October 1994, the district court added pre-judgment and post-judgment interest. In a separate order, the district court granted the plaintiffs' motion for attorneys' fees and costs without specifying the amount awarded. The plaintiffs seek $3.5 million in attorneys' fees and costs.

 The plaintiffs, the Estate, Associates and Petroleum all filed notices of appeal in the Griffin Case to the Fifth Circuit. In its opinion in the Griffin Case issued May 2, 1996, the Fifth Circuit (i) reversed the judgment and related damages against the Estate and Associates, and remanded the case for a new trial because of the jury's inconsistent answers to the liability issues; (ii) ruled that the trial court's imposition of the constructive trust was improper; (iii) affirmed the trial court's dismissal of the plaintiffs' individual claims for monetary damages; (iv) ruled that one plaintiff, James Lyle, was an original limited partner and remanded the case for a new trial to decide the number of voting shares to which he is entitled; (v) remanded the case for further fact findings to decide whether two other plaintiffs, Hayden McIlroy and B. R. Griffin, were original limited partners and the amount, if any, of voting stock to which they are entitled; (vi) affirmed the trial court's judgment that plaintiffs J. R. Simplot and David Hawk were not entitled to voting stock and consequently lacked standing in the Griffin Case; and (vii) found that the trial court had erred in granting plaintiffs' attorneys' fees. On October 7, 1996, the plaintiffs' application to the U.S. Supreme Court for appellate review of the Fifth Circuit decision was denied.

 In February 1995, and March 1995, the same plaintiffs as in the Griffin
Case described above filed two actions against the Company, and Thomas D. Box, Don D. Box, Douglas D. Box, Gary D. Box, John F. Arning, Dennis A. Francis, Phyllis George, Kent R. Hance, Sr., Edward V. Howard, John L. Kelsey, Jill M. Killam, Nauman S. Scott, III, Alan C. Shapiro, Norman W. Smith, Ewell Doak Walker and Richard S. Whitesell, Jr. in state district court in Dallas, Texas. In their actions, the plaintiffs allege that the defendants breached their fiduciary duty to the Company in relation to the collection of the trial court judgment entered in favor of the Company in the Griffin Case. The plaintiffs further allege conflicts of interest among the Directors, misappropriation of corporate assets, breaches of the duties of good faith and fair dealing, and wrongful payment of certain attorneys' fees in the Griffin Case. These claims are apparently alleged both on behalf of the plaintiffs as individuals and derivatively on behalf of the Company. The damages sought exceed $50 million plus $100 million in punitive damages against each defendant. The actions have been abated pending resolution of the underlying case on appeal to the U.S. Supreme Court, which denied certiorari on October 7, 1996. The defendants are expected to defend the action vigorously. The Company anticipates that it will be required to advance the defense costs of the defendants during the litigation although the plaintiffs have requested that the court prohibit the advancement of such defense costs. In addition, the Company may have indemnification obligations to the defendants as a result of the lawsuit.

 Devere and Nealon Cases

 Two class actions, one styled Melissa Devere v. John F. Arning, Don D. Box, Thomas D. Box, Kent R. Hance, Sr., John L. Kelsey, Alan C. Shapiro, Norman W. Smith, Ewell Doak Walker and Box Energy Corporation, and the other styled Caren
M. Nealon and B. Peter Knudson v. John F. Arning, Don D. Box, Thomas D. Box, Kent R. Hance, Sr., John L. Kelsey, Alan C. Shapiro, Norman W. Smith, Ewell Doak Walker, Richard S. Whitesell, Jr. and Box Energy Corporation, were filed in the Chancery Court of Delaware in Wilmington in April and May 1995, respectively. In both cases the plaintiffs are holders of the Company's Class B Stock. The defendants are the Company and the Directors named above, except that Richard S. Whitesell, Jr., a former director, has been dismissed from the cases. The actions allege that the Company failed to make a proper response to offers or overtures previously made to purchase the Company's stock by J.R. Simplot and Phoenix Canada Oil Co., Ltd. and has failed to solicit other offers for the sale of the Company. In these cases the plaintiffs seek to compel the Company to take certain steps intended to result in a sale of the Company and unspecified amounts of damages, attorneys' fees and costs from the individual defendants.

 The Company intends to defend these suits vigorously. The cases have been consolidated. All of the defendants have filed or joined a motion seeking to dismiss the consolidated case. Further, the defendants have filed a motion to stay discovery while the motion to dismiss is pending. The court has yet to set a briefing schedule for either motion. The Company cannot predict when these motions will be resolved or the outcome of these cases.

 Box Brothers Holding Company Bankruptcy

 In August 1994, BBHC filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in Delaware as a result of an adverse judgment in a case not related to the Company. The plaintiffs in the Griffin Case filed a motion with the bankruptcy court challenging the foreclosure transaction in February 1994 in which BBHC acquired through foreclosure all of the Class A Stock of the Company formerly owned by the Estate. (The district court in the Griffin Case denied the same motion without prejudice on the basis that it had no jurisdiction to rule on the motion.) In February and March 1995, the bankruptcy court dismissed the adversary proceeding with prejudice and held that BBHC had no liability to the plaintiffs. BBHC's Plan of Reorganization was approved by the bankruptcy court in April 1995, thus allowing BBHC to emerge from bankruptcy. The Griffin Case plaintiffs' appeal of the ruling by the bankruptcy court and the subsequent confirmation order were denied by the U.S. District Court in February 1996, and all three rulings in the case are currently on appeal to the U.S. Court of Appeals for the Third Circuit. At the time of the bankruptcy, Don D. Box, Douglas D. Box, Gary D. Box and Thomas D. Box were directors of BBHC.

 Thomas D. Box Lawsuits

 On August 16, 1996, Thomas D. Box filed a lawsuit for direct and derivative relief in the District Court for Dallas County, Texas (Tom Box v. Gary Box, Don Box, Doug Box, Box Brothers Holding Company, Inc. and CKB Petroleum, Inc., No. 96-08451) alleging that the defendants have breached fiduciary duties to BBHC and its subsidiary Petroleum, and wasted or converted their assets and asking the court for an accounting, unspecified damages, costs and attorneys' fees and for the appointment of a receiver for BBHC and Petroleum. On or about September 20, 1996, a first amended petition was filed in this lawsuit adding the Company as a defendant. On or about February 18, 1997, plaintiff filed a second amended petition adding as defendants Alan C. Shapiro, Thomas W. Rollins, Richard D. Squires, and Bernay C. Box. The Board of Directors appointed a special litigation committee consisting of independent directors to investigate plaintiff's derivative claims. The special litigation committee has engaged counsel to assist the committee with its investigation.

 On August 21, 1996, Thomas D. Box filed a second lawsuit in the U.S.
District Court for the Northern District of Texas (Tom Box v. Gary Box, Don Box and Doug Box, Defendants and Box Brothers Holding Company, Inc. Nominal Defendant No. 3-96CV2362-X) alleging, notwithstanding the decision of the Delaware Chancery Court in 1996, that he remains the sole holder of voting stock of BBHC, asserting that the defendants defrauded the plaintiff in violation of the Securities Exchange Act of 1934 and the anti-fraud rules adopted by the SEC under that statute and seeking unspecified actual and exemplary damages, costs and attorneys' fees, rescission of the stock issuances to the Trusts and a judicial declaration that the plaintiff has voting control of BBHC.

 Plaza Drive Associates, L.P. Bankruptcy

 In July 1994, Plaza Drive Associates, L.P. ("Plaza"), a limited partnership investing in high-yield securities with the sole general partner being a corporation owned by Richard D. Squires and Mr. Squires being one of two limited partners, filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code in the Bankruptcy Court in Dallas, Texas. Plaza's filing was in connection with its efforts to enforce a deed of trust lien securing a promissory note held by Plaza. After the filing, the collateral was liquidated, the promissory note was collected, all of Plaza's creditors were paid in full, and Plaza received the excess funds.

 Box Control, LLC

  On March 2, 1997 and March 6, 1997, BBHC and Box Control, LLC ("BCLC") and others filed Schedule 13Ds disclosing that on February 26, 1997 the Gary D. Box 1996 Trust ("GDBT") and the Don D. Box 1996 Trust "(DDBT") each contributed 11 shares of voting stock of BBHC, representing all of their voting stock in BBHC, to BCLC in exchange for non-voting interests in BCLC. On the same date Don D. Box contributed three non-voting shares of BBHC common stock to BCLC in exchange for the sole voting membership interest in BCLC. On March 3, 1997, BCLC executed a Written Consent (the "BCLC Consent"), in its capacity as the majority shareholder of BBHC, to remove the Board of Directors of BBHC and replace it with a new Board. On March 4, 1997, Don D. Box and BCLC filed an action in the Court of Chancery of the State of Delaware, under 8 Del C. Sec. 225, asking the Court to declare the BCLC
Consent valid and enforceable and to declare that the old Board of BBHC had been removed and replaced by the new Board (the "Delaware Action"). On March 27, 1997, Douglas D. Box filed an answer in the Delaware Action contesting the effectiveness of the actions taken by Don D. Box, Gary D. Box and BCLC. On March 4, 1997, Douglas D. Box filed an action in Dallas County, Texas, styled Douglas D. Box, individually and as next friend of Alisa D. Box, a minor, and as settlor and co-trustee of the Douglas D. Box 1996 Trust, the Gary D. Box 1996 Trust and the Don D. Box 1996 Trust v. Don D. Box and
Gary D. Box, individually and as trustees of The Don D. Box 1996 Trust, The Gary D Box 1996 Trust and The Douglas D. Box 1996 Trust, and Steven J. Craig,
J. Burke Asher, Patricia Arvin, and Box Control, LLC, alleging that Don D. Box and Gary D. Box have breached various fiduciary duties, requesting that they be removed as the trustees from certain trusts, asking for the appointment of a receiver for BBHC, and requesting an order restraining Don D. Box and others from taking various actions with regard to BBHC (the "Texas Action"). The application for temporary restraining order was denied at a hearing held on March 7, 1997.

 On March 20, 1997, the defendants in the Texas Action filed their answers and Don D. Box filed a counterclaim against Douglas D. Box for attorney's fees. On March 21, 1997, Douglas D. Box filed a Motion for Nonsuit requesting that the Texas Action be dismissed without prejudice.

Section 16(a) Beneficial Ownership Reporting Compliance

 J. Burke Asher, who became an Officer of the Company on September 3, 1996, filed one late Form 3 on December 20, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

 The following table summarizes the compensation paid by the Company during 1994, 1995 and 1996 to the Company's Chief Executive Officer and its four most highly compensated executive officers, other than the Chief Executive Officer, whose total annual salary and bonus in 1996 exceeded $100,000 (collectively, the "Named Executive Officers").


                         Summary Compensation Table

                                             Annual Compensation
                                             -------------------
       (a)                      (b)         (c)         (d)           (e)
                                                                 Other Annual
                                           Salary      Bonus     Compensation
Name and Principal Position     Year         ($)        ($)           ($)
---------------------------     ----       -------     ------    ------------
Thomas D. Box                   1994       353,300     40,000         (2)
 Chief Executive Officer        1995       355,500     25,000         (2)
 and President (1)              1996       288,888          0         (2)

Don D. Box                      1994       183,000     20,000         (2)
 Chairman of the Board,         1995        19,300          0         (2)
 President and Chief            1996             0          0         (2)
 Executive Officer(6)

Craig T. Scott                  1994       120,000     19,200         (2)
 Executive Vice President(8)    1995       123,600     21,800         (2)
                                1996       114,772          0         (2)

Dennis A. Francis               1994       120,000     19,200         (2)
 Senior Vice President/         1995       123,600     21,700         (2)
 Operations                     1996       136,000      4,000         (2)

Jill M. Killam                  1994       120,000     19,200         (2)
 Vice President and             1995       123,600     21,000         (2)
 Chief Financial Officer(10)    1996       104,284          0         (2)


                                                    Long-Term Compensation
                                                    ----------------------
                                          Awards                       Payouts
                                ------------------------------  ----------------------
        (a)                     (b)     (f)          (g)         (h)           (i)
                                     Restricted   Securities
                                       Stock      Underlying     LTIP      All Other
                                       Award(s)  Options/SAR's  Payouts   Compensation
Name and Principal Position     Year    ($)           (#)          ($)          ($)
---------------------------     ----  ---------  -------------  -------   ------------
Thomas D. Box                   1994     0            0            0          400(5)
 Chief Executive Officer        1995     0       50,000(3)(4)      0          400(5)
 and President(1)               1996     0            0            0          102(5)

Don D. Box                      1994     0            0            0          400(5)
 Chairman of the Board and      1995     0            0            0      554,100(7)
 Director of Corporate          1996     0            0            0       14,000(7)
 Development(6)

Craig T. Scott                  1994     0            0            0          400(5)
 Executive Vice President(8)    1995     0       20,000(3)(9)      0          400(5)
                                1996     0            0            0      386,876(8)

Dennis A. Francis               1994     0            0            0          400(5)
 Senior Vice President/         1995     0       20,000(9)         0          400(5)
 Operations                     1996     0            0            0          102(5)

Jill M. Killam                  1994     0            0            0          400(5)
 Vice President and             1995     0       20,000(3)(9)      0          400(5)
 Chief Financial Officer(10)    1996     0            0            0      318,102(10)


----------

(1) Thomas D. Box was removed as Chief Executive Officer and President effective August 7, 1996.

(2) This amount is not required as it is less than $50,000 or less than 10% of the total salary and bonus for the year.

(3) Under the terms of the Company's Incentive Plan, all options thereunder ceased to be exercisable upon termination of the optionee's employment with the Company. See "-- Employee Stock Options."

(4) Options for 50,000 shares were granted contingent upon approval of an amendment to the Incentive Plan by the holders of the Class A Stock.

(5) These amounts are for group term life insurance premiums paid by the Company.

(6) Don D. Box was employed by the Company as Director of Corporate Development from March 1, 1994, until January 31, 1995. Since then, he has remained Chairman of the Board. On August 7, 1996, he also became President and Chief Executive Officer of the Company. On March 17, 1997, he relinquished the office of President, but remains Chairman and Chief Executive Officer.

(7) For 1995, this amount includes $463,500 as severance pay (equal to 24 months of salary), $68,900 in other severance benefits such as art work and furniture and reclassification of certain disputed items as income, and $21,700 for Directors' fees. For 1996, this amount is for Director's fees.

(8) Craig T. Scott and the Company agreed to the termination of Mr. Scott's employment effective as of October 2, 1996. "All Other Compensation" for 1996 includes $178 for group term life insurance premiums paid by the Company and $386,698 paid under the terms of his Severance Agreement.

(9) Options for 10,000 shares out of a total award of options for 20,000 shares were granted contingent upon approval of an amendment to the Incentive Plan by the holders of the Company's Class A Stock.

(10) Jill M. Killam was removed as Vice President and Chief Financial Officer effective August 7, 1996. "All Other Compensation" for 1996 includes $102 for life insurance premiums paid by the Company and $318,000 paid under the terms of her Severance Agreement.

 Other than the severance agreements discussed below, no Named Executive Officer has an employment contract with the Company. See "Change in Control Arrangements."

Employee Stock Options

 The Company's Board of Directors approved the 1992 Incentive Stock Option
Plan (the "Incentive Plan") on April 24, 1992 for Company employees. The Incentive Plan was approved by the holders of a majority of the Company's Class A Stock on July 1, 1992, effective as of April 24, 1992. The Incentive Plan terminates on April 23, 2002. The primary purposes of the Incentive Plan are to provide an additional inducement for those employees granted options to remain with the Company and to continue to increase their efforts to make the Company successful. The Incentive Plan is administered by those Directors serving on the Compensation Committee. During 1996, the Compensation Committee granted options to purchase a total of 37,500 (15,000 of which have since been forfeited) shares of Class B Stock under the Incentive Plan. No stock options granted under the Incentive Plan were exercisable prior to April 28, 1995. No stock option grants were made in 1996 to Named Executive Officers (as defined).

 Terms of the Incentive Plan include the following:

 a. More than one option may be granted to an employee, but options for no more than 20,000 shares, in the aggregate, may be granted under the Incentive Plan to any employee. In 1995, the Board of Directors voted to amend the Incentive Plan to allow the granting of options for an unlimited number of shares, in the aggregate, to an employee, provided that options for no more than 20,000 shares per year are granted to any individual employee, except the Chief Executive Officer, who would be limited to options for no more than 50,000 shares per year. In order to become effective, such amendment to the Incentive Plan requires the approval of the holders of a majority of the Company's Class
A Stock (the "Stock Option Amendment"). The present Board of Directors is reevaluating the Incentive Plan and has not submitted the Stock Option
Amendment to a vote of the stockholders.

 b. The option price is equal to the fair market value of a share of Class B Stock on the date of the grant, except that the option price for an employee owning more than 10% of the voting power of the Company is equal to 110% of the fair market value of Class B Stock on the date of grant.

 c. Options may be exercised by the optionee only by written notice stating the number of shares covered by options being exercised. The shares purchased through the exercise of options are to be paid for in cash or a combination of cash and payments under an installment note payable to the Company monthly plus interest over a period of up to five years. No options can be exercised in the first three years after the date of grant; options can be exercised for no more than 50% of the optioned shares after the third year but before the fifth year after the date of grant, and the remaining 50% of the optioned shares may be exercised no sooner than five years after the date of grant.

 d. All options terminate 10 years from the date of grant, except those options granted to an individual who at the time of such grant owns more than 10% of the voting power of any class of the Company's outstanding stock, which options terminate five years from the date of grant, or upon a termination of an optionee's employment with the Company, other than an authorized retirement or as a result of death or an acknowledged physical disability. The options granted under the Incentive Plan may not be transferred by an optionee except by will or the laws of descent and distribution.

 e. As a condition to the grant of an option, the optionee is required to execute a written agreement to remain in the employment of the Company for one year, subject to termination at will by the Company.

 f. The number of shares of Class B Stock covered by options granted to any individual under the Incentive Plan and the option prices are subject to certain anti-dilution adjustments.

Option/SAR Grants In Last Fiscal Year

 No stock option grants were made in 1996 to named Executive Officers.

Pension Plan

 The Company's pension plan provides retirement and other benefits to eligible employees upon reaching the "normal retirement age", which is age 65 or after five years of service, if later. Directors who are not also employees of the Company are not eligible to participate in the plan. Employees are eligible to participate on January 1 following the completion of six months of service or the attainment of age 20 1/2, if later. Additional provisions are made for early or late retirement, disability retirement and benefits to surviving spouses.

 At normal retirement age, an eligible employee will receive a monthly retirement income equal to 35% of his or her average monthly compensation during the three consecutive calendar years in the prior 10 years which provide the highest average compensation, plus 0.65% of such average compensation in excess of the amount shown in the Social Security Covered Compensation Table (as published annually by the Internal Revenue Service) multiplied by his or her years of service, limited to 35 years. If an employee terminates employment (other than by death or disability) before completion of five years of service, no benefits are payable. If an employee terminates employment after five years of service, the employee is entitled to all accrued benefits.

 The following table illustrates the annual pension for plan participants that retire at "normal retirement age" in 1996:

                                 Pension Plan Table

 Average                     Years of Service(1)(3)(4)
Compensation(1)(2)      15        20        25        30        35
------------------    ------    ------    ------    ------    ------
        ($)            ($)       ($)       ($)       ($)       ($)
      125,000         53,305    56,490    59,675    62,860    66,045
      150,000         64,493    68,490    72,488    76,485    80,483
      175,000         64,493    68,490    72,488    76,485    80,483
      200,000         64,493    68,490    72,488    76,485    80,483
      225,000         64,493    68,490    72,488    76,485    80,483
      250,000         64,493    68,490    72,488    76,485    80,483
      300,000         64,493    68,490    72,488    76,485    80,483
      400,000         64,493    68,490    72,488    76,485    80,483
      450,000         64,493    68,490    72,488    76,485    80,483
      500,000         64,493    68,490    72,488    76,485    80,483

----------
(1) As of December 31, 1996, the Internal Revenue Code does not allow qualified plan compensation to exceed $150,000 or the benefit payable annually to exceed $120,000. These limitations will be adjusted by the Internal Revenue Service for inflation in future years. When the limitations are raised, the compensation considered, and the benefits payable under the Retirement Plan will increase to the level of the new limitations or the amount otherwise payable under the Retirement Plan, whichever amount is lower.

(2) Compensation in this table is the sum of a participant's annual base salary plus annual bonus paid or payable for a fiscal year (see "Salary" and "Bonus" columns in the Summary Compensation table). Average compensation in this table is the average of a plan participant's compensation during the highest three consecutive years out of the prior 10 years.

(3) The estimated credited service at December 31, 1996 for the Named Executive Officers is as follows: Thomas D. Box (13 years), Don D. Box (1 year), Craig T. Scott (4 years), Dennis A. Francis (15 years), and Jill M. Killam (15 years).

(4) The normal form of payment is a life annuity for a single participant or a 50% joint and survivor annuity for a married participant.

Compensation of Directors

 The Directors held eleven meetings in 1996. All Directors attended at least 75% of the 1996 meetings held during their respective tenures. With respect to Director activities undertaken by a committee of Directors, a quorum of committee members were present at each of the respective committee meetings. Each Director was paid a fee of $16,000 per annum. This fee was increased to $20,000 per annum beginning in the fourth quarter of 1996. In addition, each Director receives $1,000 for each Board meeting attended and $750 for each committee meeting attended if the committee meeting is on a different day than the Board meeting. Directors are entitled to reimbursement for out-of-pocket expenses related to their services. The Company also provides the Directors with directors' and officers' liability insurance. Further, the Company's By-Laws provide for the Company's indemnification of Directors and officers in certain situations. In addition, in the event of a change of control, any stock option granted a Director will immediately vest.

 The Company's Board of Directors approved the 1992 Non-Qualified Stock
Option Plan (the "Non-Qualified Plan") on April 24, 1992 for Company Directors. The Non-Qualified Plan was approved by the holders of the Class A Stock on July 1, 1992, effective as of April 24, 1992. The Non-Qualified Plan terminates on April 23, 2002. The primary purposes of the Non-Qualified Plan is to provide the Directors with an opportunity for investment in the Company's Class B Stock and an incentive to remain in their capacity as Directors and to continue to increase their efforts to make the Company successful. The Non-Qualified Plan is administered by the Compensation Committee. On April 28, 1992, the Stock Options Committee (now the Compensation Committee) granted each person then serving as Director, the option to purchase 25,000 shares of the Company's Class B Stock under the Non-Qualified Plan with an exercise price of $11.875 per share. On August 18,1994, John L. Kelsey was granted options for 25,000 shares with an exercise price of $9.00 per share. On May 4, 1995, Alan C. Shapiro was granted options for 25,000 shares with an exercise price of $8.625 per share.

 Terms of the Non-Qualified Plan include the following:

 a. More than one option may be granted to an individual, but options for no more than 50,000 shares may be granted under the Non-Qualified Plan to any individual.

 b. The option price shall be equal to the fair market value of a share of the Company's Class B Stock on the date of the grant.

 c. Options may be exercised by the optionee only by written notice stating the number of shares covered by options being exercised. The shares purchased through the exercise of options are to be paid for in cash or a combination of cash and payments under an installment note payable to the Company monthly plus interest over a period of up to five years. No options can be exercised in the first three years after the date of grant; options can be exercised for no more than 50% of the optioned shares after the third year but before the fifth year after the date of grant; and the remaining 50% of the optioned shares may be exercised no sooner than five years after the date of grant.

 d. All options terminate upon a termination of an optionee's service as a Director of the Company, other than as a result of his death. Options may not be transferred by an optionee except by will or the laws of descent and distribution.

 e. The number of shares of the Company's Class B Stock covered by options granted to any individual under the Non-Qualified Plan and the option prices are subject to certain anti-dilution adjustments.

Change in Control Arrangements

 The Company entered into Severance Agreements with its employees in December 1995, including all of the Named Executive Officers other than Don D. Box. The Severance Agreements require certain payments to employees upon a termination of employment, in certain instances, during a period of two years after a change in control (as defined in the Severance Agreements).
Terminations providing severance benefits include terminations by the Company other than for cause (as defined in the Severance Agreements) or by the employee following a change in control upon the occurrence of certain enumerated events adversely affecting the employee's employment. A change in control is defined in the Severance Agreements as the acquisition of 25% or more of the combined voting power of the then outstanding Class A Stock, the cessation of membership of more than one-third of the eight members who comprised the Board of Directors of the Company on August 16, 1995, a merger, consolidation or reorganization of the Company, a plan of complete liquidation or dissolution of the Company or an agreement to sell or otherwise dispose of substantially all of the assets of the Company.

 When the BBHC Written Consent and the other stockholder consents became effective on July 30, 1996, a change in control occurred as the Company's new Board of Directors included only two of the eight members of the Board of Directors in office on August 16, 1995.

 On February 26, 1997, Box Control, LLC ("BCLC"), a Texas limited liability company, acquired beneficial ownership of 56.7% of the Company's Class A Stock. As a result, a change in control, as defined in the Severance Agreements, occurred.

 In applicable situations, the Severance Agreements provide for cash payments to former employees equal to the sum of: (1) all accrued, unpaid compensation and a pro-rata bonus, (2) severance pay ranging from six to eighteen months of the employee's base salary, and (3) an amount equal to the actuarial present value, as of the date of termination, of three years' hypothetical additional benefits under the Company's pension plan; provided, however, the former employee retains all vested benefits under the Company's pension plan and any other qualified pension or profit-sharing plans. In addition, in applicable situations, the Severance Agreements provide for the continuation of life, disability, medical, dental and hospitalization insurance for six to eighteen months, and for the lapsing of all restrictions on and full vesting of any outstanding incentive awards, including stock options granted to the employee. The Severance Agreements entered into with employees other than officers and executives provide that, in applicable situations, the employee may elect to receive the cash equivalent of the insurance benefits. The Company's Incentive Plan provides that options granted thereunder must be exercised only during the continuance of the optionee's employment by the Company, except in cases of retirement, death or disability. Accordingly, any options remaining unexercised when an employee's employment is terminated for any other reason expire at the time of termination. Where applicable, as of August 1,1996, the Severance Agreements entitle Thomas D. Box to a cash payment of approximately $484,793.37, and Dennis A. Francis to a payment of $244,563.21.

 In light of the change in control that occurred on February 26, 1997, the Severance Agreements will remain in effect with respect to applicable terminations through February 26, 1999. The total estimated cost under the Severance Agreements, if all Severance Agreements become effective, is $5.4 million. The Company has stated that it will honor the Severance Agreements in circumstances where they apply.

 On July 26, 1996, Thomas D. Box, purporting to act on behalf of the Company, entered into a trust agreement with Comerica Bank-Texas ("Comerica"), as trustee, seeking to establish a trust for the purpose of funding the Company's obligations under the Severance Agreements. On July 30 and 31, Thomas D. Box and possibly certain of the Company's other officers caused $5.6 million of the Company's cash and marketable securities to be deposited with Comerica as the corpus of this "trust." The trust agreement states that, upon a "change in control" (defined to include the change in Directors on July 30, 1996), the alleged trust becomes irrevocable. The Company's Board of Directors and management have analyzed the facts surrounding the creation of this alleged trust, and they are of the opinion that (a) because Thomas D. Box and the other Company officers acted without authorization from the Board of Directors, these officers lacked the authority to act on the Company's behalf in this matter, and
(b) because the Company has stated that it will honor the Severance Agreements in circumstances where they apply and the Company has more than adequate resources to pay these amounts, the arrangement with Comerica is unnecessary and not in the Company's interests. Pursuant to a Trust Termination Agreement dated as of September 30, 1996, between the Company and Comerica, the parties declared the alleged trust to be void from its inception and Comerica returned the Company's $5.6 million (less prior payments to former employees entitled to benefits under the Severance Agreements). The Company has agreed to indemnify Comerica for certain liabilities or expenses that it might incur in connection with such agreement.

 Since July 30, 1996, five executive officers have left the Company. The Company directed that $218,117 be paid from the alleged trust established in July 1996 to W. Jefferson Burnett pursuant to his Severance Agreement with the Company. This amount included $1,000 additional consideration that the Company paid Mr. Burnett in exchange for his execution of an Agreement for Severance Payment, Release and Non-Disclosure. The Company estimates that the cost of continuing Mr. Burnett's health insurance benefits for the required 18 months will be $13,546.

 On September 17, 1996, the Company terminated the employment of M. Carlisle Barker. The Company paid Mr. Barker $141,639 in accordance with the terms of his Severance Agreement. This amount included $1,000 additional consideration that the Company paid Mr. Barker in exchange for his execution of an Agreement for Severance Payment, Release and Non-Disclosure. In addition, pursuant to his Severance Agreement, Mr. Barker is entitled to receive 18 months of continued health insurance with an estimated cost to the Company of $13,546.

 On October 2, 1996, the Company and Craig T. Scott agreed to a termination of Mr. Scott's employment with the Company. Under the terms of Mr. Scott's Severance Agreement, the Company paid Mr. Scott $386,698, which amount included $8,500 additional consideration that the Company paid Mr. Scott in exchange for his execution of an Agreement for Severance Payment, Release and Non-Disclosure. In addition, pursuant to his Severance Agreement, Mr. Scott is entitled to receive 18 months of continued health insurance with an estimated cost to the Company of $13,546.

 On August 7, 1996, the Company terminated the employment of Jill M. Killam. Under the terms of Ms. Killam's Severance Agreement, the Company paid Ms. Killam $318,000, which amount included $47,000 additional consideration that the Company paid Ms. Killam in exchange for her execution of an Agreement for Severance Payment, Release and Non-Disclosure. In addition, pursuant to her Severance Agreement, Ms. Killam is entitled to receive 18 months of continued health insurance with an estimated cost to the Company of $13,546.

 The Company has not yet determined if Thomas D. Box is entitled to any benefits pursuant to his Severance Agreement. If it is determined that he is entitled to benefits, as of August 1, 1996, Mr. Box would receive approximately $498,339. The cost of continuing health insurance for 18 months is estimated to be $13,546 for Mr. Box.

 The amounts for each former executive do not include options to acquire
70,000 shares of Class B Stock in the case of Thomas D. Box, 30,000 of these options in the case of Ms. Killam, 15,000 of these options in the case of Mr. Burnett, 15,000 of these options in the case of Mr. Barker and 30,000 of these options in the case of Mr. Scott. Of Mr. Box's options for 70,000 shares, Ms. Killam's options for 30,000 shares and Mr. Scott's options to acquire 30,000 shares, grants to acquire 50,000 shares, 10,000 shares, and 10,000 shares, respectively, are subject to stockholder approval. In addition, the terms of the Company's Incentive Plan provide that options granted under such plan must be exercised by the optionee only during the continuance of the optionee's employment by the Company, other than in the case of an authorized retirement, death or an acknowledged physical disability. See "Compensation of Executive Officers -- Employee Stock Options." As a result, none of such options is currently exercisable.

                COMPENSATION REPORT ON EXECUTIVE COMPENSATION

 The Company believes that employing and retaining highly qualified and high performing executive officers is vital to the Company's achievement of its long-term business goals. To this end, the Compensation Committee of the Board of Directors which had been in place prior to the election of the present Board on July 30, 1996 (the "Prior Committee"), developed an executive compensation program which was designed to attract and retain such officers.

 The Prior Committee retained the independent accounting firm of Coopers & Lybrand to assist in this process and to develop a philosophy and approach regarding executive compensation. The Prior Committee's resulting philosophy was to develop a systematic, competitive executive compensation program which recognizes an executive officer's position and responsibilities within the Company, takes into account competitive compensation levels payable within the Company's industry by similarly sized companies, and reflects both individual and Company performance.

 The executive compensation program developed by the Prior Committee is composed of the following three elements: (i) a base salary, (ii) a performance-based annual cash incentive, and (iii) a stock-based long-term incentive. Under this program, short-term and long-term incentives are "at risk" and are based on performance.

 Coopers & Lybrand assisted the Prior Committee in compiling data reflecting the compensation practices of a broad range of organizations in the Company's industry that are similar to the Company in size and performance. For both the Base Salary and the Short-Term Annual Cash Incentives portions of executive compensation discussed below, the Prior Committee adopted a philosophy of paying the Chief Executive Officer at a level that is competitive at approximately the seventy-fifth percentile of these compensation survey data and paying the other executive officers at levels that are competitive at approximately the median of these data.

Base Salary

 Base salary is the portion of an executive officer's total compensation package which is payable for performing the specific duties and assuming the specific responsibilities defining the executive's position with the Company. The Prior Committee's objective was to provide each executive officer a base salary which is competitive at the desired level.

Short-Term Annual Cash Incentives

 Coopers & Lybrand assisted the Prior Committee in developing a performance-based annual cash incentive plan covering the Company's executive officers and top managers. The objectives in designing the plan were to reward participants for accomplishing objectives which are generally measurable and increase shareholder value. Under the Company's annual incentive plan, the Compensation Committee is to establish a "target" cash incentive award for each executive officer that is payable for achieving highly challenging performance objectives. The Prior Committee also determined that award levels under the plan should be fiscally prudent and competitive at the desired levels of compensation survey data.

 The Prior Committee also established specific performance objectives for the Company's Chief Executive Officer for each year which were based on Company-level performance criteria. The Company's Chief Executive Officer is to establish individual performance objectives for other executive officers, subject to the Compensation Committee's approval, which are based on Company, department and individual performance criteria.

Long-Term Stock-Based Incentives

 The Company maintains a stock option plan for officers and other employees. The philosophy is to award stock options to selected plan participants based on their levels within the Company and upon individual merit. The plan is to grant stock options which are competitive within the industry for other individuals at the employee's level and which provide the employee a meaningful incentive to increase performance and focus on achieving long-term increases in shareholder value. Other factors the Committee should consider in granting stock options include the employee's contributions toward achieving the Company's long-term objectives, such as reserve replacements and acquisitions, as well as the employee's contributions in achieving the Company's short-term and long-term profitability targets.

The Present Committee

 In connection with the changes to the Board of Directors that took place on July 30, 1996, the Board appointed a new Compensation Committee (the "Present Committee"). Members included Alan C. Shapiro, who had served on the Prior Committee, Daryl L. Buchanan and Richard D. Squires. (Mr. Buchanan resigned from the Board in January 1997.) The Present Committee reviewed and approved the starting compensation levels of officers who joined the Company since July 30, 1996. Under the Short-Term Annual Cash Incentives plan, no annual incentive award was made to the Chief Executive Officer for 1996. A majority of the Present Committee believes that the year-end awards paid to the other executive officers for 1996 reflect individual performance for the year in achieving plan objectives and are fiscally prudent.

 The Present Committee has informed management that it intends to complete a comprehensive review of all of the Company's compensation plans in 1997.


                                           COMPENSATION COMMITTEE
                                           OF THE BOARD OF DIRECTORS

                                                  Daryl L. Buchanan
                                                  Alan C. Shapiro
                                                  Richard D. Squires



PERFORMANCE GRAPH

 The following performance graph compares the performance of both classes of the Company's common stock to the NASDAQ indices of United States companies and to a peer group comprised of NASDAQ companies listed under the Standard Industrial Classification Codes 1310-1319 for the Company's last five fiscal years. Such industrial codes include companies engaged in the oil and gas business. The graph assumes that the value of an investment in the Company's common stock and in each index was $100 at December 31, 1991, and that all dividends were reinvested.


                  GRAPH HERE DEPICTING INFORMATION FROM TABLE BELOW


              12/31/91(1)   12/31/92   12/31/93   12/31/94   12/31/95   12/31/96

BOXXA         100.00        182.61     452.17     243.47     189.13     160.87
BOXXB         100.00        167.39     219.56     186.95     150.00     158.69
NASDAQ U.S.   100.00        116.38     133.60     130.59     184.67     227.16
NASDAQ O&G    100.00        115.33     136.77     126.36     133.25     191.56

----------
(1) The closing price for depository receipts for units of limited partnership interest of the Predecessor Partnership as traded on the Pacific Stock Exchange was used for purposes of this performance graph as the price of both classes of Company's common stock for all periods prior to the Corporate Conversion from the Predecessor Partnership on April 15, 1992.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Certain Beneficial Owners

 As of March 20, 1997, the following persons held shares of the Company's
Class A (Voting) Common Stock in amounts totaling more than 5% of the total shares of such class outstanding. This information was furnished to the Company by such persons or statements filed with the Commission.

                                         Number of
                                    of Class A (Voting)      Percent of
        Name and Address               Common Stock       Class A (Voting)
       of Beneficial Owner          Beneficially Owned      Common Stock
       -------------------          ------------------    ----------------

Box Brothers Holding Company
 1105 North Market, Suite 1300
 Wilmington, Delaware 19801            1,847,175(1)             57%

Box Control, LLC
 8201 Preston Road
 Dallas, Texas 75225                   1,840,525(2)             57%

Basil Georges
 200 Crescent Court, Suite 1800
 Dallas, Texas 75201                     442,500                14%

Pat Rutherford, Jr.
 2550 Two Shell Plaza
 Houston, TX 77002                       292,500                 9%

----------
(1) This amount includes 1,840,525 shares owned by Box Brothers Holding
Company. Two thirds of the voting shares of Box Brothers Holding Company are owned by Box Control, LLC, of which Don D. Box is Sole Manager. One third of the voting shares of Box Brothers Holding Company is owned by a trust established for the benefit of Douglas D. Box and administered by Douglas D. Box, Gary D. Box, and Don D. Box. The above amount also includes 3,325 shares individually owned by Thomas D. Box and 3,325 shares individually owned by Douglas D. Box.

(2) This amount includes 1,840,525 shares owned by Box Brothers Holding Company. Two thirds of the voting shares of Box Brothers Holding Company are owned by Box Control, LLC of which Don D. Box is sole manager.

 As of March 20, 1997, the following persons held shares of the Company's
Class B (non-Voting) Common Stock in amounts totaling more than 5% of the total shares of such class outstanding. This information was furnished to the Company by such persons or statements filed with the Commission.

                                Number of Shares of
                                Class B (Non-Voting)
                                     Common             Percent of Class B
       Name and Address         Stock Beneficially     (Non-Voting) Common
      of Beneficial Owner            Owned                    Stock
      -------------------       -------------------    -------------------

J. R. Simplot
 P.O. Box 27
 Boise, Idaho 83707                 2,575,100                  15%


Ownership of Management

 The number of shares of the Company's Class A (Voting) Common Stock and
Class B (non-Voting) Common Stock beneficially owned as of March 27, 1997 by Directors of the Company, each Named Executive Officer and as a group comprised of all Directors and executive officers, are set forth in the following table. This information was furnished to the Company by such persons.


                                                           Shares of
                         Shares of                          Class B        Percent of
                      Class A (Voting)   Percent of       (Non-Voting)      Class B
                        Common Stock      Class A         Common Stock    (Non-Voting)
                       Beneficially       (Voting)        Beneficially      Common
                      Owned             Common Stock        Owned(1)        Stock(1)
                      ----------------  ------------      ------------    ------------

Glen Adams                      0           0                    0            0
Bernay C. Box                   0           0                    0            0
Don D. Box(2)           1,840,525          56.6%           307,143            1.7%
Thomas D. Box(4)            3,325          <F1>              2,000            <F1>
Daryl L. Buchanan(3)            0           0               12,000            <F1>
Dennis A. Francis               0           0                5,000            <F1>
Kent R. Hance, Sr.              0           0                5,000            <F1>
John L. Kelsey                  0           0                8,000            <F1>
Jill M. Killam(4)           1,000          <F1>                  0            0
Thomas W. Rollins               0           0                2,000            <F1>
Craig T. Scott(4)               0           0                    0            0
Alan C. Shapiro                 0           0                    0            0
Norman W. Smith             1,000          <F1>                  0            0
Richard D. Squires            500          <F1>              2,000            <F1>
Ewell Doak Walker               0           0                    0            0
All Directors and
  executive officers
  as a group
  (19 persons)          1,849,600          56.9%           355,039            1.9%

------------

<F1>
Less than 1% of the outstanding shares of this class.

(1) The number of shares of Class B Stock owned by each Director excludes stock options not exercisable within 60 days for the purchase of 12,500 and 25,000 shares of Class B Stock by Don D. Box and Alan C. Shapiro, respectively. The total shares of Class B Stock owned by Thomas D. Box, Craig T. Scott, Dennis A. Francis, Jill M. Killam and W. Jefferson Burnett does not include their stock options to purchase 70,000, 30,000, 30,000, 30,000 and 15,000 shares, respectively, of Class B Stock. The total shares of Class B Stock owned by Directors and by executive officers as a group also does not include stock options to purchase 82,500 shares, in the aggregate.

(2) The number of shares of both Class A Stock and Class B Stock owned by Don
D. Box includes 1,840,525 shares of Class A Stock and 88,668 shares of Class B Stock held by Box Brothers Holding Company, and 205,975 shares of the Class B Stock held by Associates.

(3) The number of shares of Class B Stock shown as beneficially owned by Mr. Buchanan includes 10,000 shares held by the Georges Investment Company Profit Sharing Plan, of which he is one of three trustees.

(4) Options held by Thomas D. Box, Jill M. Killam and Craig T. Scott to acquire 70,000, 30,000, and 30,000 shares, respectively, ceased to be exercisable upon termination of the option holders' employment with the Company. See "Change in Control Arrangements."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Box Brothers Holding Company owns approximately 57% of outstanding shares of the Class A (Voting) Stock of the Company and 94% of the outstanding shares of both CKB Petroleum and Associates. A resolution adopted in 1992 by the Board of Directors of the Company authorizes the Company to enter into a transaction with an affiliate of the Company so long as the Board of Directors determines that such a transaction is fair and reasonable to the Company and is on terms no less favorable to the Company than can be obtained from an unaffiliated party in an arms' length transaction.

 The Company pays oil transportation charges to CKB Petroleum for transporting crude oil from its South Pass blocks. Since March 1985, CKB Petroleum has owned a minority interest in the pipeline transporting oil from the wells in the South Pass blocks to Venice, Louisiana. The tariff for the pipeline at $2.75 per barrel was published and filed with the Federal Energy Regulatory Commission, which regulates such rates. The rate has been uniform since 1982 among all owners of the pipeline from South Pass Block 89 Field and is consistent with the rate charged by an unaffiliated party to the Predecessor Partnership prior to the acquisition of the pipeline interest by CKB Petroleum. The amended judgment by the trial court in the Griffin, et al. v. Box, et al. case imposed a constructive trust upon such pipeline interest in favor of the Company, but this decision was later reversed on appeal to the Fifth Circuit. See Item 10. "Directors and Officers of the Registrant - Litigation Involving Directors and Executive Officers."

 The Company bills CKB Petroleum and other related parties, including the Estate of Cloyce K. Box (the "Estate"), CB Trust, Box Brothers Holding Company and Box Brothers Realty Investments Co., for the estimated fair value of usage of an allocated portion of subleased office space, airplane usage prior to the sale of the Company's aircraft in 1994, certain payroll costs and benefits, and other overhead costs. The amounts billed are considered to be the fair value of such usage by, or allocations for the benefit of, the related parties. CKB Petroleum billed the Company $2.8 million, $2.7 million and $2.2 million for oil transportation expense in 1996, 1995 and 1994, respectively. In addition, the Company billed related parties $81,000, $134,000 and $123,000 in 1996, 1995, and 1994, respectively, for items such as rent, aircraft use, payroll and overhead costs.

 In March 1995, the Company's current Directors, two of its former directors and several of its current officers were named as defendants in a lawsuit filed in state district court in Dallas, Texas by the same plaintiffs as in the Griffin, et al. v. Box, et al. case. In addition, the Company's current Directors have been named as defendants in two class action lawsuits filed in the Delaware Chancery Court in Wilmington. See Item 10. "Directors and Officers of the Registrant - Litigation Involving Directors and Executive Officers." In accordance with the By-Laws of the Company, the defendants have executed written undertakings to repay the Company for any such expenses advanced on their behalf if it is later found that such costs were not subject to indemnification by the Company. Although the plaintiffs in the Griffin, et al. v. Box, et al. litigation have requested that the court prohibit the advancement of such defense costs, the Company believes it has indemnification obligations to the defendants as a result of the lawsuits. The total legal costs incurred in 1996 and 1995 related to these cases was $60,000 and $583,000, respectively.

 The trial court in the Griffin, et al. v. Box, et al. case entered its amended final judgment in October 1994 with respect to certain related party transactions on derivative claims against the General Partners and in favor of the Company. Cloyce K. Box passed away in October 1993. The Company has filed a claim against the Estate in the Probate Court for Collin County, Texas seeking to recover the full amount of the judgment, including certain attorneys' fees and costs as described below. The Partnership Agreement provided that the General Partners were to be indemnified for litigation expenses in certain situations in which they were sued in their capacity as general partners of the Predecessor Partnership. Accordingly, the Predecessor Partnership, and later the Company, paid the legal expenses and other defense costs of the General Partners during a large portion of the Griffin case litigation. These payments were required under the Partnership Agreement as a result of the General Partners' execution of written undertakings to repay the Company for any such litigation expenses advanced on their behalf if it was later determined that such advancements were not subject to indemnification by the Company. The Company has not paid the legal expenses and other defense costs of the General Partners since February 1994. After the decision of the Fifth Circuit was handed down, the General Partners sought and received reimbursement from the Company of these legal fees for the period March 1994 to April 1996 in the amount of $1.4 million.

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


                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

 1. Financial Statement included in Item 8:

    (i)     Independent Auditors' Reports
    (ii)    Balance Sheets as of December 31, 1996 and 1995
    (iii)   Statements of Income for years ended December 31, 1996, 1995 and 1994
    (iv) Statement of Stockholders' Equity for years ended December 31, 1996, 1995 and 1994
    (v) Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
    (vi)    Notes to Financial Statements
    (vii)   Supplemental Oil and Natural Gas Information (Unaudited)

 2. Financial Statement Schedules

    Financial statement schedules are omitted as they are not applicable, not registered or the required information is included in the financial statements or notes thereto.

(b) The Company filed a Form 8-K during the quarter ended September 30, 1996 which reported the Company's dismissal of Coopers & Lybrand L.L.P. as independent accountants and the retaining of Arthur Andersen LLP as the Company's independent accountants for 1996.

(c) Exhibits:

    3.1*    Certificate of Incorporation, as amended.

    3.2     By-Laws as amended.

    4.1* Form of Indenture Box Energy Corporation to United States Trust Company of New York, Trustee, dated December 1, 1992, 8 1/4% Convertible Subordinated Notes due December 1, 2002.

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

   10.11* Settlement Agreement with Texas Eastern Transmission Corporation, dated November 14, 1990.

   10.12*   Guarantee of Panhandle Eastern Corporation, dated November 21, 1990.

   10.13* Bill of Sale and Assumption of Obligations from OKC Limited Partnership, dated April 15, 1992.

   10.14*   Asset Purchase Agreement, dated April 15, 1992.

   10.15* Sales Agreement with Marathon Oil Company, effective April 1, 1992, dated June 2, 1992, with Amendment, effective June 1, 1992, dated June 8, 1992.

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

   10.24## Act of Mortgage and Security Agreement dated May 13, 1994 executed by Box Energy Corporation in favor of Comerica Bank-Texas.

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

   10.28+ First Amendment to Secured Revolving Credit Note Loan Agreement dated May 13, 1995 by and between Box Energy Corporation and Comerica-Texas.

   10.29+ Renewal and Extension Revolving Credit Note dated May 13, 1995, in the maximum principal amount of $25.0 million executed by Box Energy Corporation, payable to Comerica Bank-Texas.

   11.1     Computation of Earnings per Share.

   23.1     Consent of Arthur Andersen LLP

   23.2     Consent of Coopers & Lybrand L.L.P.

   27       Financial Data Schedule
---------------

 * Incorporated by reference to the Company's Registration Statement on Form S-2 (file number 33-52156) filed with the Commission and effective on December 1, 1992.

 ** Incorporated by reference to the Company's Form 10-K (file number 0-
    19967) for the fiscal year ended December 31, 1992 filed with the Commission and effective on or about March 30, 1993.

 # Incorporated by reference to the Company's Form 10-K (file number 0-19967) for the fiscal year ended December 31, 1993 filed with the Commission and effective on or about March 30, 1994.

 ## Incorporated by reference to the Company's Form 10-K (file number 0-
    19967) for the fiscal year ended December 31, 1994 filed with the Commission and effective on or about March 30, 1995.

 + Incorporated by reference to the Company's Form 10-K (file number 0-19967) for the fiscal year ended December 31, 1995 filed with the Commission and effective on or about April 1, 1996.

                                       SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOX ENERGY CORPORATION


Date: March 28, 1997                   By:       /S/  DON D. BOX
                                            -----------------------------------
                                            Don D. Box
                                            Chief Executive Officer

 Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DIRECTORS:


       /S/   BERNAY C. BOX                      /S/  ALAN C. SHAPIRO
-----------------------------------         -----------------------------------
Bernay C. Box                               Alan C. Shapiro
Director                                    Director


       /S/   DON D. BOX                         /S/  RICHARD D. SQUIRES
-----------------------------------         -----------------------------------
Don D. Box                                  Richard D. Squires
Director                                    Director


       /S/   THOMAS D. ROLLINS
-----------------------------------
Thomas D. Rollins
Director


OFFICERS:


       /S/   DON D. BOX                         /S/  J. BURKE ASHER
-----------------------------------         -----------------------------------
Don D. Box                                  J. Burke Asher
Chief Executive Officer                     Chief Accounting Officer and
                                            Secretary


       /S/   EDWARD V. HOWARD
-----------------------------------
Edward V. Howard
Vice President and Controller and
Assistant Secretary


Date: March 28, 1997