Form 10-Q
period 1997-03-31
BOX ENERGY CORP
filed 1997-05-14
CIK 874992

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q
         (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to

                        Commission file number 1-11516

                            BOX ENERGY CORPORATION
            (Exact name of registrant as specified in its charter)


            Delaware                                75-2369148
   (State or other jurisdiction of    (I.R.S. employer identification no.)
    incorporation or organization)

            8201 Preston Road, Suite 600, Dallas, Texas  75225-6211
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

  Yes   X    No

       There were 3,250,110 outstanding shares of Class A (Voting) Common Stock, $1 par value, on May 12, 1997. There were also 17,455,610 outstanding shares of Class B (Non-Voting) Common Stock, $1 par value, on such date.

                            BOX ENERGY CORPORATION

                                     INDEX

                                                                   Page

  PART I    FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Condensed Balance Sheets as of March 31, 1997
                 and December 31, 1996                               3

            Condensed Statements of Income - Three Months Ended
                 March 31, 1997 and 1996                             4

            Condensed Statements of Cash Flows - Three Months
                 Ended March 31, 1997 and 1996                       5

            Notes to Financial Statements                            6

  Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                11


  PART II   OTHER INFORMATION

  Item 1.   Legal Proceedings                                       16

  Item 2.   Changes in Securities                                   16

  Item 3.   Defaults upon Senior Securities                         16

  Item 4.   Submission of Matters to a Vote of Security Holders     16

  Item 5.   Other Information                                       16

  Item 6.   Exhibits and Reports on Form 8-K                        16

                       PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

                           BOX ENERGY CORPORATION
                          CONDENSED BALANCE SHEETS
                      (In thousands, except share data)



                                               March 31,      December 31,
                                                 1997              1996
                                             ------------     ------------
  ASSETS                                              (Unaudited)
  Current assets
    Cash and cash equivalents                 $    9,640       $    2,997
    Marketable securities - available for
        sale                                      31,220           32,678
    Accounts receivable - oil and natural
        gas                                        6,189            7,093
    Accounts receivable - other                      948            1,456
    Prepaid expenses and other current
        assets                                     2,567            1,961
                                             ------------     ------------
      Total current assets                        50,564           46,185
  Properties
    Oil and natural gas properties
        (successful-efforts method)              191,369          187,251
    Other properties                               3,232            3,226
    Accumulated depreciation,
        depletion and amortization              (121,592)        (116,371)
                                             ------------     ------------
      Total properties                            73,009           74,106
  Other assets
    Deferred income taxes
        (net of valuation allowance)              13,826           14,723
    Deferred charges
        (net of accumulated amortization)          1,520            1,585
                                             ------------     ------------
      Total other assets                          15,346           16,308
                                             ------------     ------------
        Total assets                           $ 138,919        $ 136,599
                                             ============     ============
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable                           $   4,347        $   5,043
    Accrued interest payable                       1,527              379
    Accrued transportation payable -
        related party                                256              263
    Net Profits expense payable                    1,691            1,481
                                             ------------     ------------
      Total current liabilities                    7,821            7,166
  Convertible subordinated notes payable          55,077           55,077
                                             ------------     ------------
      Total liabilities                           62,898           62,243
  Commitments and contingencies (Note 3)
  Stockholders' equity
    Common stock, $1.00 par value
      Class A (voting) - 15,000,000 shares
        authorized; 3,250,110 shares issued
        and outstanding                            3,250            3,250
      Class B (non-voting) - 30,000,000
        shares authorized; 17,553,010 shares
        issued and outstanding                    17,553           17,553
    Additional paid-in capital                    25,197           25,197
    Retained earnings                             30,349           28,542
    Valuation allowance for marketable
        securities                                  (328)            (186)
                                             ------------     ------------
      Total stockholders' equity                  76,021           74,356
                                             ------------     ------------
        Total liabilities and stockholders'
            equity                             $ 138,919        $ 136,599
                                             ============     ============

               See accompanying Notes to Financial Statements.

                            BOX ENERGY CORPORATION
                        CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                              Three Months Ended March 31,
                                                  1997            1996
                                               ----------      ----------
  Revenues
    Oil sales                                   $  5,263       $  4,433
    Natural gas sales                             10,771         13,497
    Other income                                   1,193          1,143
                                               ----------      ----------
      Total revenues                              17,227         19,073
  Costs and expenses
    Operating costs                                1,428          1,486
    Net Profits expense                            2,469          4,221
    Exploration expense                            1,398          2,467
    Depreciation, depletion and
        amortization                               5,225          3,984
    General and administrative expenses            2,499          1,917
    Reorganization costs                             203             -
    Interest and financing costs                   1,225          1,241
                                               ----------     ----------
      Total costs and expenses                    14,447         15,316
                                               ----------     ----------
        Income before income taxes                 2,780          3,757
  Income tax expense                                 973          1,340
                                               ----------     ----------
      Net income                                $  1,807       $  2,417
                                               ==========     ==========

  Income per share                              $   0.09       $   0.12
                                               ==========     ==========

  Weighted average shares of common stock
    and common stock equivalents
    outstanding                                   20,803         20,806
                                               ==========     ==========

                See accompanying Notes to Financial Statements.

                         BOX ENERGY CORPORATION
                   CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (In thousands)
                                              Three Months Ended March 31,
                                                1997              1996
                                               ----------     ----------
  Cash flow provided by operations
    Net income (loss)                           $  1,807       $  2,417
      Depreciation, depletion, and
        amortization                               5,225          3,984
      Amortization of deferred charges                65             66
      Amortization of premium on marketable
        securities                                    44              3
      Dry hole and impaired property costs           639          1,328
      (Gain) loss on sale of assets                    2            (43)
      Deferred income tax expense                    973          1,340
      Decrease in accounts receivable              1,412            572
      (Increase) in prepaid expenses and
        other current assets                        (606)        (2,509)
      Increase in accounts payable and
        accrued expenses                             445          1,407
      Increase (decrease) in Net Profits
        expense payable                              210            (74)
                                               ----------     ----------
        Net cash flow provided by operations      10,216          8,491
                                               ----------     ----------
  Cash flow from investing activities
    Payments for capital expenditures             (4,767)        (8,553)
    Sales and maturities of marketable
      securities                                   1,790             -
    Investment in marketable securities             (597)       (13,770)
    Proceeds from sale of property                     1             43
                                               ----------     ----------
      Net cash used in investing activities       (3,573)       (22,280)
                                               ----------     ----------
  Net increase (decrease) in cash and
    cash equivalents                               6,643        (13,789)
  Cash and cash equivalents at beginning
    of period                                      2,997         21,644
                                               ----------     ----------
  Cash and cash equivalents at end of period    $  9,640       $  7,855
                                               ==========     ==========

                See accompanying Notes to Financial Statements.

                            BOX ENERGY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1997

  Note 1. Accounting Policies and Basis of Presentation

       Box Energy Corporation (the "Company") was formed in 1991. The Company was inactive until it acquired all of the assets and liabilities of OKC Limited Partnership (the "Predecessor Partnership") on April 15, 1992, in exchange for the common stock of the Company (the "Corporate Conversion"). The stock was then distributed to the general partners, limited partners and other unitholders of the Predecessor Partnership. The Company accounted for the exchange in a manner similar to a pooling of interests and recorded the assets and liabilities at the historical cost of the Predecessor Partnership. References to the Company include the Predecessor Partnership unless otherwise stated.

       The financial statements have been prepared according to the instructions to Form 10-Q and, therefore, may not include all disclosures required in financial statements prepared in conformity with generally accepted accounting principles. Financial information provided in this report reflects all transactions and adjustments which management believes are necessary for a fair statement of the Company's results of operations and financial position for the interim periods presented. All adjustments are of a normal recurring nature. The condensed balance sheet as of December 31, 1996 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read together with the audited financial statements of the Company for the year ended December 31, 1996, which are included in the Company's Form 10-K for the period then ended. The results of operations of the Company for the three months ended March 31, 1997 are not necessarily indicative of the results for the full year 1997. No material changes in the significant accounting policies or details of accounts were made during the interim periods presented.

  Note 2.  Notes Payable

       In December 1992, the Company issued 8 1/4% Convertible Subordinated Notes ("Notes") in the amount of $55.1 million which mature on December 1, 2002. The Notes are convertible at the election of the holders any time before maturity, unless previously redeemed, into shares of Class B (Non-Voting) Common Stock ("Class B Stock"). Interest accrued at 8 1/4% per annum is payable semiannually on each June 1 and December 1. The Company may redeem the Notes in whole or in part any time after December 1, 1995 at 105.775% of the face amount. This percentage decreases .825% every year after that. The Notes are unsecured and subordinate in right of payment to all existing and future senior indebtedness.

       If a "change in control" as defined in the Indenture for the Notes (the "Indenture") occurs, the Company is required to make an offer subject to certain restrictions, to purchase all or part of the Notes at 100% of the principal amount, plus accrued interest. Box Brothers Holding Company, a Delaware corporation, ("BBHC") owns approximately 57% of the outstanding Class A (Voting) Common Stock of the Company ("Class A Stock"). Until April 29, 1997, the Class A Stock owned by BBHC was pledged, with other collateral, by BBHC as security under a credit agreement with a bank and under a settlement agreement with another creditor. A default by BBHC under either agreement could have resulted in a change in control of the Company. On April 29, 1997, BBHC paid all amounts owed to such creditors with the proceeds of a loan from the Company and the Class A Stock was pledged to the Company. See Note 3. Related Party Transactions. The sale of such stock to any party other than, or not controlled by, at least one of the four Box brothers (i.e., Don D. Box, Thomas D. Box, Gary D. Box or Douglas D. Box) or BBHC would constitute a change in control. In addition, if a receiver of BBHC is appointed in the Thomas D. Box Lawsuit or otherwise, a change in control could be deemed to have occurred. See Note 3. Contingencies - Thomas Box Lawsuit. The Indenture also defines a "change in control" to have occurred if at any time the existing Board of Directors does not have at least three independent directors, as defined in the Indenture.

  Note 3.  Related Party Transactions

       A resolution adopted in 1992 by the Board of Directors authorizes the Company to enter into transactions with affiliates if the Board of Directors decides that the transactions are fair and reasonable to the Company and are on terms no less favorable to the Company than can be obtained from an unaffiliated party in an arms' length transaction. BBHC owns approximately 57% of the Class A Stock of the Company, and 94% of the outstanding stock of CKB Petroleum, Inc. ("CKBP") and CKB & Associates, Inc. ("Associates").

       CKBP owns a minority interest in the pipeline transporting oil from the Company's South Pass blocks to Venice, Louisiana. CKBP charges the Company an oil transportation tariff of $2.75 per barrel for transportation services. The tariff was published and filed with the Federal Energy Regulatory Commission, which regulates such rates. The rate has remained uniform since 1982 among all owners of the pipeline from South Pass Block 89 Field. For the three months ended March 31, 1997 and 1996, the Company incurred oil pipeline transportation charges payable to CKBP in the amount of $781,000 and $763,000, respectively. The purchase and ownership of this pipeline by CKBP has been the subject of litigation in the Griffin, et al. v. Box, et al litigation (the "Griffin Case"). See Note 4. Contingencies.

       The Company bills CKBP and other related parties for an allocated portion of office space subleased to CKBP, payroll including the related costs and benefits, and other overhead costs. Expenses totaling $21,000 and $12,000 for the three months ending March 31, 1997 and 1996, respectively were billed by the Company.

       In the past, several current and former Directors and Officers have been named defendants in various lawsuits. See Note 4. Contingencies. According to the By-Laws of the Company, the defendants' legal costs must be paid by the Company. The defendants in these matters must execute written undertakings to repay the Company for any related expenses advanced for them if it is later found that such costs were not subject to indemnification by the Company. Legal costs and expenses, which include the Thomas D. Box lawsuit and the Devere and Nealon lawsuit during the three months ended March 31, 1997 and the Devere and Nealon lawsuit during the three months ended March 31, 1996, advanced, paid or accrued for these current and former directors totaled $75,000 and $17,000 for the three month periods ended March 31, 1997 and 1996, respectively.

       The trial court in the Griffin, et al. v. Box, et al litigation entered its amended final judgment in October 1994 with respect to certain related party transactions on derivative claims against Cloyce
  K. Box and Associates (the "General Partners" of the Predecessor Partnership) and in favor of the Company. After his death in October 1993, the Estate of Cloyce K. Box (the "Estate") was substituted in the place of Cloyce K. Box in the litigation. The Amended and Restated Certificate and Articles of Limited Partnership of the Predecessor Partnership (the "Partnership Agreement") provided that the General Partners were to be indemnified for litigation expenses in certain situations in which they were sued in their capacity as general partners of the Predecessor Partnership. Accordingly, the Predecessor Partnership, and later the Company, paid the legal expenses and other defense costs of the General Partners during a large portion of the Griffin Case litigation. These payments were required under the Partnership Agreement because the General Partners executed written undertakings to repay the Company for litigation expenses advanced for them if it was later decided that such advancements were not subject to indemnification by the Company. The Company did not pay the legal expenses and other defense costs of the General Partners after February 1994. After the decision of the Fifth Circuit was handed down, See Note
  4. Contingencies - Griffin Case, the General Partners sought and received in the third quarter of 1996, reimbursement of legal fees for the period March 1994 to April 1996 totaling $1.4 million. During the three-month period ended March 31, 1997 the Company reimbursed or accrued for reimbursement $40,000 for legal expenses related to this matter.

       On April 29, 1997, the Company lent BBHC an aggregate of $7.25 million. The loan is payable on or before May 29, 1997, bears interest at a rate per annum equal to the prime rate of Texas Commerce Bank, plus 1.00%, and is collateralized by a pledge of the shares of Class A Stock and the stock of CKBP and Associates owned by BBHC. The loan and its terms were approved by all of the Company's directors who are not affiliated or associated with BBHC. Proceeds of the loan were used by BBHC to retire existing indebtedness secured by the pledge of Class A Stock owned by BBHC. Under one of the pledge agreements securing the retired indebtedness, the institution of proceedings for the appointment of a receiver for BBHC gave the holder of the indebtedness the right to accelerate the indebtedness and foreclose on the collateral, which could have resulted in a "change of control" under the Indenture for the Company's 8 1/4% Convertible Subordinated Notes. See Note 2. Notes Payable. A change of control would require the Company to tender for the outstanding Notes at 100% of the principal amount, plus accrued interest. Since an action is pending to appoint a receiver for BBHC, the Board considered it advisable and appropriate to facilitate a refinancing of BBHC's indebtedness. See Note 4. Contingencies - Thomas
  D. Box Lawsuit. If a receiver is appointed in the action, a "change of control" could be deemed to have occurred. Provided that a disinterested majority of the Company's Board of Directors is satisfied that the loan is on terms fair to the Company and that BBHC can service the loan, the Company expects to convert the loan at maturity into a one-year term loan with the same interest rate and collateral. Because the market value of the collateral is more than 200% of the loan amount, the Company believes that it will collect the loan in full, with all accrued interest.

  Note 4.  Contingencies

  Griffin Case

       The case of Griffin, et al. v. Box, et al. was filed in November 1987 in the United States District Court for the Northern District of Texas in Dallas. The plaintiffs are a small group of former unitholders of the Predecessor Partnership, including J. R. Simplot, a former unitholder whose units of the Predecessor Partnership have since been converted to approximately 15% of the Company's Class B Stock. The defendants are the General Partners, certain of their affiliates and the Predecessor Partnership. The Estate was substituted in the place of Cloyce K. Box in the litigation after his death in October 1993. Because of the Corporate Conversion, the Company will receive all benefits, and will suffer all detriments, if any, of the Predecessor Partnership in the litigation.

       Plaintiffs made two types of claims in this case. First, plaintiffs sought individual damages for alleged securities law violations and a declaratory judgment regarding their voting rights. All of the plaintiffs' claims for individual damages and voting rights were denied by the district court at trial in October 1992.

       Second, plaintiffs brought derivative claims on behalf of the Predecessor Partnership alleging that the General Partners breached the Partnership Agreement, breached fiduciary duties and violated an implied covenant of good faith and fair dealing in relation to three transactions. The derivative defendants' motion that the plaintiffs lacked standing on the derivative claims was rejected by the district court. The first transaction was the 1985 purchase of an interest in an oil pipeline by CKB Petroleum. See Note 3. Related Party Transactions. The second transaction involved the amount of general and administrative expenses paid by the Predecessor Partnership prior to the Corporate Conversion. The third transaction was a loan made by the Predecessor Partnership to an unaffiliated individual. Plaintiffs alleged actual damages of $20.0 million and punitive damages of $60.0 million. In addition, plaintiffs alleged that the General Partners engaged in racketeering activities in relation to the three transactions.

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

       In March 1994, the district court entered its initial judgment in favor of the Company and against the Estate and Associates in the amount of $20.1 million for past damages and against the Estate in the amount of $2.2 million for punitive damages. In addition, the judgment imposed a constructive trust for the benefit of the Company upon the pipeline interest owned by CKBP, in lieu of the $6.2 million in future damages included in the verdict. The judgment also dismissed the plaintiffs' claims for individual damages and voting rights for their Class B Stock.

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

  Phillips Petroleum Case

       In August 1990, Phillips Petroleum Company ("Phillips") brought an action against the Predecessor Partnership now pending in state court in Orleans Parish, Louisiana, claiming that Phillips is entitled, pursuant to its 33% Net Profits interest in South Pass Block 89, to receive an overriding royalty interest for months in which monthly net profits were not achieved. In addition, Phillips claims that the net profits account is being charged an excessive oil transportation fee. In September 1991, this lawsuit was amended by Phillips to include a claim that the entire $69.6 million lump sum cash payment received by the Predecessor Partnership in its 1990 settlement of litigation with Texas Eastern Transmission Corporation ("Texas Eastern Settlement") should have been credited to the net profits account. Under this latter claim, Phillips alleges damages in excess of $21.5 million. The Company previously credited the net profits account with $5.8 million of the $69.6 million received in the Texas Eastern Settlement, which is all of the Texas Eastern Settlement proceeds that the Company believes should be credited to the net profits account. On the first two claims, Phillips alleges aggregate damages of several million dollars. Phillips further seeks double damages, interest, attorneys' fees and cancellation of the farmout agreement. The Company is vigorously defending the litigation on the basis that such amounts are not payable under the Net Profits interest and that Phillips is not entitled to any of the damages sought. In March 1993, Phillips filed a motion for summary judgment on its claim relating to the Texas Eastern Settlement. That motion was denied by the court in July 1993. The trial commenced with the presentation of evidence which concluded on April 16, 1997. The court has instructed the parties to file post trial briefs, after which the case will be argued and the court will make its decision which is expected in June of 1997.

  Devere and Nealon Cases

       Two class actions, one styled Melissa Devere v. John F. Arning, Don
  D. Box, Thomas D. Box, Kent R. Hance, Sr., John L. Kelsey, Alan C. Shapiro, Norman W. Smith, Ewell Doak Walker and Box Energy Corporation, and the other styled Caren M. Nealon and B. Peter Knudson v. John F. Arning, Don D. Box, Thomas D. Box, Kent R. Hance, Sr., John L. Kelsey, Alan C. Shapiro, Norman W. Smith, Ewell Doak Walker, Richard S. Whitesell, Jr. and Box Energy Corporation, were filed in the Chancery Court of Delaware in Wilmington in April and May 1995, respectively. In both cases the plaintiffs are shareholders of the Company's Class B Stock. The defendants are the Company and several former members of the Board of Directors. Richard S. Whitesell, Jr., a former director, has been dismissed from the cases. The actions allege that the Company failed to make a proper response to offers or overtures previously made to purchase the Company's stock by J.R. Simplot and Phoenix Canada Oil Co. Ltd. and failed to solicit other offers for the sale of the Company. The Company believes these class actions are without legal merit and will defend the suits vigorously. The cases have been consolidated. All of the defendants have filed or joined a motion seeking to dismiss the consolidated case. Further, the defendants have filed a motion to stay discovery while the motion to dismiss is pending. The court has yet to set a briefing schedule for either motion. The Company cannot predict when these motions will be resolved or the outcome of these cases.

  Thomas D. Box Lawsuit

       On August 16, 1996, Thomas D. Box filed a lawsuit for direct and derivative relief in the District Court for Dallas County, Texas (Tom Box v. Gary Box, Don Box, Doug Box, Box Brothers Holding Company, Inc. and CKB Petroleum, Inc., No 96-08451) alleging that the defendants have breached fiduciary duties to BBHC and its subsidiary Petroleum, and wasted or converted their assets, and asking the court for an accounting, unspecified damages, costs and attorneys' fees and for the appointment of a receiver for BBHC and CKBP. On or about September 20, 1996, a first amended petition was filed in this lawsuit adding the Company as a defendant. On or about February 18, 1997, plaintiff filed a second amended petition adding as defendants, Alan C. Shapiro, Thomas W. Rollins, Richard D. Squires, and Bernay C. Box. The Board of Directors appointed a special litigation committee consisting of independent directors to investigate plaintiff's derivative claims. The special litigation committee has engaged counsel to assist the committee with its investigation. The special litigation committee concluded that the claims are without merit, and that it is in the Company's best interest not to pursue the derivative action. The Company filed a motion for summary judgment seeking dismissal of the derivative action, and is awaiting the court's decision.

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

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion is intended to assist in the understanding of the Company's financial position and results of operations. The information below is intended to be read with the financial statements, the related notes to financial statements and the Company's Form 10-K for the year ended December 31, 1996. This discussion contains historical information and certain forward-looking statements that involve risks and uncertainties about the business, long-term strategy, financial condition and future of the Company. Statements concerning results of future exploration, exploitation, development and acquisition expenditures, and expense and reserve levels are forward-looking statements. These statements are based on assumptions concerning commodity prices, drilling results and production, administrative and interest costs that management believes are reasonable based on currently available information of known facts and trends; however, management's assumptions and the Company's future performance are both subject to a wide range of business risks and there is no assurance that these goals and projections can or will be met. Further information is available in the Company's filings with the Securities and Exchange Commission, which are incorporated by this reference as though fully set forth herein.

  Liquidity and Capital Resources

       Box Energy Corporation is an independent oil and gas exploration and production company with activity and properties located in four core areas: offshore Gulf of Mexico, Mississippi/Alabama, West Texas/New Mexico and South Texas. The Company's long-term strategy since 1992 has consisted of two key components -- maximize the exploration, development and production of South Pass Block 89 natural gas reserves before the end of the gas sales contract in July 2002 and replace the value of the proved natural gas reserves from this block with additional reserves in the South Pass area and the other core areas. Recently the Company modified this strategy to focus on stopping the decline in oil and natural gas reserves in 1997 and then increasing reserves by sustaining an acceptable annual reserve growth rate. The Company will shift capital expenditures plans from an intensive exploration program to a more balanced exploration, development, and acquisition program.

       On March 31, 1997, the Company's current assets exceeded its current liabilities by $42.7 million. Cash, cash equivalents and marketable securities totaled $40.9 million on that date. The ratio of the Company's current assets to current liabilities on March 31, 1997 was approximately 6 to 1. Cash flow provided by operations for the first three months of 1997 increased by $1.7 million to $10.2 million, constituting a 20% increase when compared to $8.5 million for the first three months of 1996.

       Proved oil and natural gas reserves from South Pass Block 89 Platform B at December 31, 1996, was approximately 20% of the Company's total proved oil and natural gas reserves. Natural gas production from this block is sold according to a long-term gas sales contract that expires in July 2002. The current contract price received is substantially more than the market price and increases 10% each year. Because of the long-term contract and the quantity of proved natural gas reserves from Platform B, the expected future oil and natural gas revenue less operating costs, Net Profits expense and projected capital costs which is then discounted annually at 10% ("Discounted Future Net Revenue"), from this platform is between 30% and 38% of the total Discounted Future Net Revenue of the Company depending upon future projected oil prices and projected non-contract natural gas prices. Approximately 91% of the proved natural gas reserves and approximately 94% of the Discounted Future Net Revenue from Platform B are located in the U-1/1 reservoir of which 54% is classified as proved developed producing and is associated with Well B-20S and the remaining 46% is classified as proved undeveloped.

       The long-term gas sales contract provides that the purchaser must take or pay for 80% of the Company's natural gas produced from wells classified as gas wells as determined by periodic five-day production tests and 100% of the natural gas produced from wells classified as oil wells. The Company's net working interest deliverability ("Seller's Delivery Capacity") after a five-day deliverability test in September 1995 was 16.2 MMcfgd from Wells B-20S, B-11S and B-13SA. The latest Seller's Delivery Capacity after a five-day production test in April 1997 was 6.3 MMcfgd from Wells B-20S, B-13SA and B-07S. For this test Well B-20S was the only well remaining in the U-1/1 reservoir and accounted for 6.1 MMcfgd.

       In an attempt to produce the proved undeveloped natural gas reserves in the U-1/1 reservoir, the Company began a side track of Well B-12S into the U-1/1 reservoir during the fourth quarter of 1996, but the well encountered mechanical problems and the drilling activity was ceased pending further investigation of the available well bore. Also during the first quarter of 1997, the Company observed an increase in the oil production from Well B-20S that may, among other things, indicate that the oil column is moving into the perforations of this well. The Company and its partners will continue their efforts to maximize production from the U-1/1 reservoir in an economical manner during 1997 with attempted recompletions and potential sidetrack operations or new well bores.

       For the three months ended March 31, 1997, the total oil, natural gas and oil trading revenues less operating and Net Profits expense (the "Gross Cash Margin from Properties") for Platform B was $4.9 million or 38% of the total Gross Cash Margin from Properties of $12.7 million for the Company. The Gross Cash Margin from Properties from Well B-20S, the only well currently producing from the U-1/1 reservoir, was $3.9 million. For the years ended December 31, 1996 and 1995, the Gross Cash Margin from Properties from Platform B was 46% and 69%, respectively, of the total Gross Cash Margin from Properties. Thus Platform B is contributing a smaller proportion of the Company's Gross Cash Margin from Properties each quarter. Unforeseen mechanical, reservoir or other failure of wells located in the U-1/1 reservoir could potentially have an immediate and significant impact on the Company's revenue, net income and net cash flow from operations.

       The Company understands that the operator, a working interest partner, and the gas purchaser are engaged in a dispute concerning their long-term gas sales contracts (which are similar to the Company's contract) covering production from South Pass Block 89 . The dispute appears to be about substituting natural gas production in accordance with the terms of the long-term gas sales contract from South Pass Block 89 with natural gas production from South Pass Block 87 which is a source of equal or greater natural gas reserves and deliverability capacity. The effect on the Company's long-term gas sales contract cannot be determined at this time.

       Significant fluctuations in oil and natural gas prices can have a material effect on the Company's revenue, net income and cash flow from operations, although the Company's long-term gas sales contract with fixed prices escalating each year until July 2002 is thought to provide stability for pricing related to natural gas production from South Pass Block 89.

       The Company's capital expenditures for the first three months of 1997 decreased by 44% to $4.8 million from $8.6 million for the same three-month period in the prior year. The largest two capital expenditures during the first quarter of 1997 included $1.3 million for the Gladdis Knight 32-14 #1 and #2 wells on the Moselle Dome prospect and $1.2 million for Wells B-12S and B-7S on South Pass Block 89. In addition, the Company began fabrication for a four-pile, six-slot production platform to be located in Eugene Island Block 135. This platform is designed to have production capacity of 75 MMcfgd. The Company has a 15% working interest in this field.

       During the 1997 Outer Continental Shelf Central Gulf of Mexico Lease Sale, in an effort to possibly extend the discovery, the Company along with two other bidding partners submitted the high bids on Eugene Island Blocks 153 and 154 which are contiguous blocks to the south of Eugene Island Block 135. In addition to the two blocks in Eugene Island, the Company submitted the high bids on four additional blocks during the same sale in March 1997. Two of these blocks have been awarded the remaining blocks are pending a review by the United States Department of Interior's Minerals Management Service.

       The Company's capital investment and exploration budget for 1997 is currently $39.8 million, which includes budgeted amounts for acquisition, exploration and development activities totaling $25.8 million for the Gulf of Mexico, $6.2 million for Mississippi/Alabama, $2.5 million for West Texas/New Mexico and $5.3 million for South Texas areas. The Company's 1997 plans include drilling prospects on South Timbalier Blocks 214, 247 and 279 for a total cost of $6.2 million and two additional wells and the production platform in Eugene Island Block 135 for an expected cost of $3.7 million. Also included in the 1997 capital and exploration budget is $15.9 million for an additional six offshore wells including one U-sand well in South Pass Block 89. The Company plans to drill at least four additional wells in 1997 on the Moselle Dome prospect at an estimated cost of $2.3 million. In addition to the Moselle Dome wells, the Company expects capital expenditures in the Mississippi/Alabama area to include drilling two exploratory wells for $1.0 million on identified prospects in 1997 and has budgeted $1.0 million to drill three additional prospects currently being evaluated. The Company expects to spend approximately $1.6 million on leases and seismic expense for 1997 in the Mississippi/Alabama Area. At least six exploration wells are planed in the South Texas area in 1997 and five prospects have been identified in the West Texas/New Mexico area. Capital may be reallocated based on economic conditions, partner constraints or property acquisitions that may be presented to the Company.

        The Company believes that its capital investment and exploration budget will be primarily funded from cash flow from operations throughout the year with additional capital requirements being met by existing cash and cash equivalents or sales of marketable securities, if required.

       The Company's $25.0 million line of credit facility will expire in June 1997, at which time the Company expects to renew the line of credit or replace it with another line of credit with similar terms. The line of credit with a current borrowing base of $10.0 million is collateralized by the Company's South Pass oil and gas properties. The Company has issued letters of credit to the MMS totaling $250,000 against this line of credit in connection with the Company's oil and gas leases in the Gulf of Mexico.

       In December 1992, the Company issued $55.1 million of 8 1/4% Convertible Subordinated Notes which are currently outstanding and due December 1, 2002 ("Notes"). In the event of a "change in control" as defined in the Indenture for the Notes (the "Indenture"), the Company is required to make an offer to repurchase the Notes at 100% of the principal amount thereof, plus accrued interest. Box Brothers Holding Company ("BBHC") owns 57% of the Class A Stock of the Company. A sale or other disposition of those shares to any entity, person or group of persons not controlled by, or outside of, Don D. Box, Gary D. Box, Douglas D. Box and Thomas D. Box, would constitute a "change in control" under the Notes. In addition, if a receiver of BBHC is appointed in the Thomas D. Box lawsuit or otherwise, a "change in control" could be deemed to have occurred. The Indenture also defines a "change in control" to have occurred if at any time the existing Board of Directors does not have at least three independent directors as defined in the Indenture.

       On April 29, 1997, the Company lent BBHC an aggregate of $7.25 million. The loan is payable on or before May 29, 1997, bears interest at a rate per annum equal to the prime rate of Texas Commerce Bank, plus 1.00%, and is collateralized by a pledge of the shares of Class A Stock and the stock of CKBP and Associates owned by BBHC. The loan and its terms were approved by all of the Company's directors who are not affiliated or associated with BBHC. The proceeds of the loan were used by BBHC to retire existing indebtedness secured by the pledge of Class A Stock owned by BBHC. Under one of the pledge agreements securing the retired indebtedness, the institution of proceedings for the appointment of a receiver for BBHC gave the holder of the indebtedness the right to accelerate the indebtedness and foreclose on the collateral, which could have resulted in a "change of control" under the Indenture. Since an action is pending to appoint a receiver for BBHC, the Board considered it advisable and appropriate to facilitate a refinancing of BBHC's indebtedness. See Note 4. Notes to the Financial Statements - Contingencies - Thomas D. Box Lawsuit. Provided that a disinterested majority of the Company's Board of Directors is satisfied that the loan is on terms fair to the Company and that BBHC can service the loan, the Company expects to convert the loan at maturity into a one-year term loan with the same interest rate and collateral. Because the market value of the collateral is in excess of 200% of the loan amount, the Company believes that it will collect the loan in full, together with all accrued interest.

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

       The Company and Phillips Petroleum Company are engaged in litigation concerning the NPI in South Pass Block 89. The trial commenced with the presentation of evidence which concluded on April 16, 1997. The court has instructed the parties to file post trial briefs, after which the case will be argued and the court will make its decision which is expected in June of 1997. If an adverse judgment or settlement occurs, the Company believes that there could be a significant impact on its cash flow from operations and the current liquidity of its balance sheet.

       The Company's liquidity and capital resources could be adversely affected if the Company were to make a significant acquisition of properties, by certain possible outcomes of litigation, a material decline in oil or natural gas prices received by the Company or a material decline in oil or natural gas production or reserves.

  Results of Operations

       Net income for the first quarter of 1997 was $1.8 million, or $0.09 per share, constituting a 25% decrease when compared to net income of $2.4 million, or $0.12 per share, during the first quarter of 1996. This decrease primarily resulted from lower total revenues primarily from South Pass Block 89, partially offset by a decrease in total costs and expenses.

       Net sales volumes and average sales prices of the Company's oil and natural gas production (including the proceeds from the sale of liquids extracted from the natural gas) for the first quarters of 1997 and 1996 were as follows:

                               Three Months Ended March 31,     Increase
                                 1997               1996       (Decrease)
                               -----------     ------------    ----------
      Net sales volumes:
        Oil (Bbls):                254,000        242,000         12,000
        Natural gas (Mcf):       1,793,000      1,810,000        (17,000)

      Average sales prices:
        Oil (per Bbl)           $    20.68     $   18.31         $  2.37
        Natural gas (per Mcf)   $     6.01     $    7.45         $ (1.66)

       Natural gas sales decreased $2.7 million or 20% primarily as a result of decreased natural gas production from South Pass Block 89 Platform B, partially offset by an increase in production from other properties and an increase in the contract gas price for natural gas sales from South Pass Block 89. In March 1996, Well B-11S located on South Pass Block 89 Platform B began to produce high levels of sand. As a result, the well was shut-in and production curtailed, resulting in lower natural gas sales of almost 2.0 MMcfgd. The Company unsuccessfully attempted to replace this well during 1996. As a result, the natural gas sales from Platform B decreased $4.6 million. However, natural gas production from Platform C producing from South Pass Blocks 86 and 89, Platform D producing from South Pass Block 87 and West Delta Block 128 and production from Main Pass Block 262 increased by 454,000 Mcf for the three months ended March 31, 1997 compared to the same period in the prior year which offset the decrease in gas sales from Platform B by $1.3 million. Also partially offsetting the decrease was an increase in the contract price for natural gas sales from South Pass Block 89 subject to the long-term gas sales contract which increases 10% per year and resulted in additional natural gas sales totaling $699,000.

       Oil sales increased $830,000 or 19% as a result of an increase in the average oil prices and an increase in oil sales volume. Average oil prices increased $2.37 or 13% from $18.31 for the three months ended March 31, 1996 to $20.68 for the three months ended March 31, 1997 which increased oil sales $579,000. Oil production from new properties totaling 7,900 barrels added an additional $158,000 to oil sales and another 4,500 barrel increase from existing properties added $93,000 to oil sales.

       The decrease in Net Profits expense primarily resulted from lower natural gas revenues in the amount of $3.8 million from South Pass Block
  89. Natural gas revenues from this block for the three month period ended March 31, 1997 were $7.9 million, compared to $11.7 million for the same period in the prior year. Capital costs and operating expenses for South Pass Block 89 increased almost $1.3 million in the first quarter of 1997 when compared to the first quarter of 1996 as a result of drilling costs incurred for Platform B Well B-11S and Well B-9S. The total decrease in the Net Profits account was $5.3 million, of which 33%, which is the percentage paid as Net Profits, is $1.8 million.

       The most significant reasons for the decrease in exploration expenses were lower dry hole costs in the amount of $690,000 in the first quarter of 1997 compared to the first quarter of the prior year and a decrease in the 2-D and 3-D seismic expenditures from $828,000 in the first quarter of 1996 to $433,000 in the first quarter of 1997.
  The cost base subject to depreciation, depletion and amortization was higher in the first quarter of 1997 compared to 1996 because of new properties becoming producing properties after the first quarter of 1996. In addition, a decrease in oil and natural gas reserves in South
  Pass Block 89 and an increase in production from South Pass Block 87 contributed to an increase in the depreciation, depletion and amortization expense.

       General and administrative expenses not including legal expenses were $1.6 million for the first quarter of 1997 compared to $1.8 million for the first quarter of 1996 which was a 9% decrease. The primary reason for the decrease related to lower salaries and payroll tax expense which decreased by $204,000. Legal expenses, mainly due to cost associated with the Phillips litigation, were $891,000 versus $158,000 in the first three months of 1996.

       A "change in control" occurred when BBHC replaced the then-existing Board of Directors by a written consent effective July 30, 1996. The "change in control" triggered the applicability of severance agreements which then resulted in the payment of severance benefits in applicable situations. Expenses incurred pursuant to the severance agreements during the first quarter of 1997 were charged to reorganization costs. Income taxes decreased during the first quarter of 1997 compared to the first quarter of 1996 as a result of lower income before taxes.

                        PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings

       Incorporated herein by this reference is the discussion of litigation set forth in Part I, Item 1, Notes to the Financial
  Statements - Note 4. Contingencies of this Form 10-Q.

  Item 2.   Changes in Securities

       None

  Item 3.   Defaults Upon Senior Securities

       None

  Item 4.   Submission of Matters to a Vote of Security Holders

       None

  Item 5.   Other Information

       On April 16, 1997 the Board of Directors appointed John E. Goble,
  Jr. and William E. Greenwood to fill the two existing vacancies on the Board of Directors. On April 25, 1997 Richard D. Squires resigned from the Board of Directors and on April 28, 1997 David Preng was appointed to the Board of Directors.

  Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits:

          3.1*     Certificate of Incorporation, as amended.

          3.2++    By-Laws as amended.

          4.1*     Form of Indenture.

         10.1* Amended and Restated Certificate and Articles of Limited Partnership of OKC Limited Partnership.

         10.2* Restatement and Amendment of Gas Purchase Contract Dated July 15, 1982, as amended October 5, 1982 and December 21, 1982 and December 26, 1984.

         10.3* Farmout Agreement with Aminoil USA, Inc., effective May 1, 1977, dated May 9, 1977.

         10.4* Transportation Agreement with CKB Petroleum, Inc. dated March 1, 1985, as amended on April 19, 1989.

         10.5*    Agreement of Compromise and Amendment to Farmout
                   Agreement, dated July 3, 1989.

         10.6*    Settlement Agreement with Texas Eastern Transmission
                   Corporation, dated November 14, 1990.

         10.7*    Guarantee of Panhandle Eastern Corporation, dated
                   November 21, 1990.

         10.8*    Bill of Sale and Assumption of Obligations from OKC
                   Limited Partnership, dated April 15, 1992.

         10.9*    Asset Purchase Agreement, dated April 15, 1992.

         10.10*    1992 Incentive Stock Option Plan of Box Energy
                   Corporation.

         10.11*    1992 Non-Qualified Stock Option Plan of Box Energy
                   Corporation.

         10.12**   Pension Plan of Box Energy Corporation, effective April
                   16, 1992.

         10.13# First Amendment to the Pension Plan of Box Energy Corporation dated December 16, 1993.

         10.14## Second Amendment to the Pension Plan of Box Energy Corporation dated December 31, 1994.

         10.15+ Form of Executive Severance Agreement dated as of December 12, 1995 by and between Box Energy Corporation and key employees.

         10.16+ Form of Letter Agreement regarding severance benefits dated as of December 12, 1995 by and between Box Energy Corporation and employees not covered by Executive Severance Agreements.

         11.1      Statement regarding computation of earnings per share.

         27        Financial Data Schedule

    (b)   The Company did not file a Form 8-K for the quarter ended March
          31, 1997.

  ---------------
       *Incorporated by reference to the Company's Registration Statement on Form S-2 (file number 33-52156) filed with the Commission and effective on December 1, 1992.

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

       ++Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31,1996 filed with the Commission and effective on or about March 30, 1997.

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BOX ENERGY CORPORATION



  Date:     May 14, 1996           By:         (Don D. Box)
         ------------------             ------------------------------
                                   Don D. Box
                                   Chief Executive Officer




  Date:     May 14, 1996           By:        (J. Burke Asher)
         ------------------             ------------------------------
                                   J. Burke Asher
                                   Chief Accounting Officer