Form 10-Q
period 1997-06-30
BOX ENERGY CORP
filed 1997-08-12
CIK 874992

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q
         (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

  Yes   X    No

       There were 3,219,010 outstanding shares of Class A (Voting) Common Stock, $1 par value, on August 4 , 1997. There were also 17,087,410 outstanding shares of Class B (Non-Voting) Common Stock, $1 par value, on such date.

                       BOX ENERGY CORPORATION
                                INDEX



  Page

  PART I    FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Condensed Balance Sheets as of June 30, 1997
                 and December 31, 1996                       3

            Condensed Statements of Income - Three and
                 Six Months Ended June 30, 1997 and 1996     4

            Condensed Statements of Cash Flows - Six
                 Months Ended June 30, 1997 and 1996         5

            Notes to Financial Statements                    6

  Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                 11


  PART II  OTHER INFORMATION

  Item 1.   Legal Proceedings                               18

  Item 2.   Changes in Securities                           18

  Item 3.   Defaults upon Senior Securities                 18

  Item 4.   Submission of Matters to a Vote of
                Security Holders                            18

  Item 5.   Other Information                               18

  Item 6.   Exhibits and Reports on Form 8-K                18

                     PART I.   FINANCIAL INFORMATION
  Item 1. Financial Statements
                         BOX ENERGY CORPORATION
                        CONDENSED BALANCE SHEETS
                    (In thousands, except share data)


                                              June 30,     December 31,
                                                1997            1996
                                            -----------    ------------
  ASSETS                                    (Unaudited)
  Current assets
    Cash and cash equivalents                $   1,675      $   2,997
    Marketable securities - available
      for sale                                  30,592         32,678
    Accounts receivable - oil and
      natural gas                                6,021          7,093
    Accounts receivable - other                    711          1,456
    Note receivable  - Box Brothers
      Holding Company                            6,899            -
    Prepaid expenses and other current
      assets                                     2,204          1,961
                                             ----------     ----------
      Total current assets                      48,102         46,185
                                             ----------     ----------
  Properties
    Oil and natural gas properties
      (successful-efforts method)              196,480        187,251
    Other properties                             3,349          3,226
    Accumulated depreciation, depletion
    and amortization                          (128,520)      (116,371)
                                             ----------     ----------
      Total properties                          71,309         74,106
                                             ----------     ----------
  Other assets
    Deferred income taxes (net of
      valuation allowance)                      13,969         14,723
    Deferred charges (net of accumulated
      amortization)                              1,455          1,585
                                             ----------     ----------
      Total other assets                        15,424         16,308
                                             ----------     ----------
        Total assets                         $ 134,835      $ 136,599
                                             ==========     ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable                         $   5,111      $   5,043
    Accrued interest payable                       391            379
    Accrued transportation payable -
      related party                                281            263
    Net Profits expense payable                  1,340          1,481
                                             ----------     ----------
      Total current liabilities                  7,123          7,166
                                             ----------     ----------
  Convertible subordinated notes payable        55,077         55,077
                                             ----------     ----------
      Total liabilities                         62,200         62,243
                                             ----------     ----------
  Commitments and contingencies (Note 3)
  Stockholders' equity
    Common stock, $1.00 par value

      Class A (voting) - 15,000,000 shares
        authorized; 3,250,110 shares issued      3,250          3,250
      Class B (non-voting) - 30,000,000
        shares authorized; 17,553,010
        shares issued                           17,553         17,553
    Additional paid-in capital                  25,197         25,197
    Treasury stock, at cost, 31,100 shares
      Class A, and 415,800 shares Class B       (3,120)         -
    Retained earnings                           29,887         28,542
    Valuation allowance for marketable
      securities                                  (132)          (186)
                                             ----------     ----------
      Total stockholders' equity                72,635         74,356
                                             ----------     ----------
        Total liabilities and stockholders'
          equity                             $ 134,835      $ 136,599
                                             ==========     ==========

               See accompanying Notes to Financial Statements.

                               BOX ENERGY CORPORATION
                           CONDENSED STATEMENTS OF INCOME
                                     (Unaudited)
                      (In thousands, except per share amounts)

                                   Three Months Ended            Six Months Ended
                                         June 30,                     June 30,
                                   1997          1996           1997          1996
                                 ---------     ---------      ---------     ---------
Revenues
  Oil sales                      $  5,270      $  4,472       $ 10,533      $  8,905
  Natural gas sales                10,635        12,163         21,406        25,660
  Other income                      1,062         1,226          2,255         2,369
                                 ---------     ---------      ---------     ---------
    Total revenues                 16,967        17,861         34,194        36,934
                                 ---------     ---------      ---------     ---------
Costs and expenses
  Operating costs                   1,700         1,858          3,127         3,344
  Net Profits expense               2,236         2,838          4,705         7,059
  Exploration expense               2,507         9,686          3,906        12,153
  Depreciation, depletion and
    amortization                    6,928         4,197         12,154         8,181
  General and administrative
    expenses                        2,645         3,348          5,143         5,265
  Reorganization costs                435           -              638           -
  Interest and financing costs      1,226         1,204          2,451         2,445
                                 ---------     ---------      ---------     ---------
    Total costs and expenses       17,677        23,131         32,124        38,447
                                 ---------     ---------      ---------     ---------
      Income (loss) before
        income taxes                 (710)       (5,270)         2,070        (1,513)
Income tax expense (benefit)         (248)       (1,797)           725          (457)
                                 ---------     ---------      ---------     ---------
    Net income (loss)            $   (462)     $ (3,473)      $  1,345      $ (1,056)
                                 =========     =========      =========     =========

Income (loss) per share          $  (0.02)     $  (0.17)      $   0.06      $  (0.05)
                                 =========     =========      =========     =========

Weighted average shares of
  common stock and common stock
  equivalents outstanding          20,668        20,803         20,735        20,803
                                 =========     =========      =========     =========


                       See accompanying Notes to Financial Statements.


                         BOX ENERGY CORPORATION
                   CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (In thousands)


                                              Six Months Ended June 30,
                                               1997               1996
                                             ---------         ---------
  Cash flow provided by operations
    Net income (loss)                        $  1,345          $ (1,056)
      Depreciation, depletion, and
        amortization                           12,154             8,181
      Amortization of deferred charges            130               131
      Amortization of premium on marketable
        securities                                 31                 7
      Dry hole and impaired property costs      1,981            10,414
      Loss on sale of assets                       56                29
      Deferred income tax expense                 725              (457)
      Decrease in accounts receivable           1,817             1,061
      (Increase) in prepaid expenses and
        other current assets                     (243)           (1,124)
      (Decrease) in accounts payable and
        accrued expenses                          (43)           (2,276)
                                             ---------         ---------
        Net cash flow provided by
          operations                           17,953            14,910
                                             ---------         ---------
  Cash flow from investing activities
      Payments for capital expenditures       (11,677)          (17,481)
      Sales and maturities of marketable
        securities                              2,730             6,020
      Investment in marketable securities        (597)          (20,023)
      Note receivable - Box Brothers
        Holding Company                        (7,250)              -
      Principal repayments - Box Brothers
        Holding Company                           351               -
      Repurchase common stock                  (3,120)              -
      Proceeds from sale of property              288                48
                                             ---------         ---------
        Net cash used in investing
          activities                          (19,275)          (31,436)
                                             ---------         ---------
  Net increase (decrease) in cash and cash
    equivalents                                (1,322)          (16,526)
  Cash and cash equivalents at beginning of
    period                                      2,997            21,644
                                             ---------         ---------
  Cash and cash equivalents at end of
    period                                   $  1,675          $  5,118
                                             =========         =========


             See accompanying Notes to Financial Statements.

                            BOX ENERGY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997

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

       The financial statements have been prepared according to the instructions to Form 10-Q and, therefore, may not include all disclosures required in financial statements prepared in conformity with generally accepted accounting principles. Financial information provided in this report reflects all transactions and adjustments which management believes are necessary for a fair statement of the Company's results of operations and financial position for the interim periods presented. All adjustments are of a normal recurring nature. The condensed balance sheet as of December 31, 1996 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read together with the audited financial statements of the Company for the year ended December 31, 1996, which are included in the Company's Form 10-K for the period then ended. The results of operations of the Company for the three and six months ended June 30, 1997 are not necessarily indicative of the results for the full year 1997. No material changes in the significant accounting policies or details of accounts were made during the interim periods presented.

  Note 2. Note Receivable - Box Brothers Holding Company

       On April 29, 1997, the Company lent Box Brothers Holding Company ("BBHC") $7.25 million. The note receivable was due on May 29, 1997. The maturity date was extended to June 3, 1997, and the original note was replaced by a new note dated June 3, 1997, in the amount of $6.95 million, after payment of principal and interest on the original note receivable by BBHC. The new note receivable matures May 29, 1998, and requires monthly installment payments of principal and interest totaling $100,000 commencing June 29, 1997. The interest rate is equal to the prime rate of Texas Commerce Bank National Association plus 1% until the sixth month when the rate begins to increase monthly by 0.1% over the rate of the previous month.

       BBHC pledged as collateral for the note receivable under an Amended and Restated Pledge Agreement (the "Pledge Agreement") 1.8 million shares or approximately 57% of the Company's Class A ("Voting") Common Stock ("Class A Stock") owned by BBHC, 800,000 shares or approximately 94% of the outstanding common stock of CKB Petroleum, Inc. ("CKBP") and 800,000 shares or approximately 94% of the outstanding common stock of CKB & Associates, Inc. ("Associates"). BBHC owns such shares of CKBP and Associates.

       Significant events of default, as defined by the Pledge Agreement, are failure to pay the monthly installment within 10 days of the due date and failure to maintain fair market value of collateral in the amount of $2.00 for each $1.00 of unpaid principal debt. The Pledge Agreement provides that in the event that BBHC defaults on the note, the Company, upon five days' notice to BBHC, has the right to foreclose upon and sell the collateral stock and to bid for and buy the stock (except at private sale). The Pledge Agreement also provides that upon the occurrence and during the continuance of an event of default, the Company may direct the vote of such stock.

  Note 3.  Notes Payable

       In December 1992, the Company issued 8 1/4% Convertible Subordinated Notes ("Notes") in the amount of $55.1 million which mature on December 1, 2002. The Notes are convertible at the election of the holders any time before maturity, unless previously redeemed, into shares of Class B (Non-Voting) Common Stock ("Class B Stock"). Interest accrued at 8 1/4% per annum is payable semiannually on each June 1 and December 1. The Company may redeem the Notes in whole or in part any time after December 1, 1995 at 105.775% of the face amount. This percentage decreases .825% each subsequent December 1. The Notes are unsecured and subordinate in right of payment to all existing and future senior indebtedness.

       If a "change in control" as defined in the Indenture for the Notes (the "Indenture") occurs, the Company is required to make an offer subject to certain restrictions, to purchase all or part of the Notes at 100% of the principal amount, plus accrued interest. On April 29,1997, the Class A Stock owned by BBHC was pledged, with other collateral, by BBHC as collateral under the Pledge Agreement with the Company. See Note
  2. Note Receivable - Box Brothers Holding Company. A default by BBHC under the Pledge Agreement could result in a change in control of the Company. The sale of such stock to any party other than, or not controlled by, at least one of the four Box brothers (i.e., Don D. Box, Thomas D. Box, Gary D. Box or Douglas D. Box) or BBHC would constitute a change in control. In addition, if a receiver of BBHC is appointed in the Thomas D. Box Lawsuit or otherwise, a change in control could be deemed to have occurred. See Note 6. Contingencies - Thomas D. Box Lawsuit. The Indenture also defines a "change in control" to have occurred if at any time the existing Board of Directors does not have at least three independent directors (as defined in the Indenture).

  Note 4. Treasury Stock

       During the second quarter the Company purchased 31,100 shares of Class A Stock and 415,800 shares of Class B Stock at a total cost of $3.1 million or $6.98 per share. The Company uses the cost method of accounting for the treasury stock. The Board of Directors has approved the repurchase of up to 1.0 million shares of the Company's common stock.

  Note 5.  Related Party Transactions

       A resolution adopted in 1992 by the Board of Directors authorizes the Company to enter into transactions with affiliates if the Board of Directors decides that the transactions are fair and reasonable to the Company and are on terms no less favorable to the Company than can be obtained from an unaffiliated party in an arms' length transaction. BBHC owns approximately 57% of the Class A Stock of the Company, and 94% of the outstanding stock of CKBP and Associates.

       CKBP owns a minority interest in the pipeline transporting oil from the Company's South Pass blocks to Venice, Louisiana. CKBP charges the Company an oil transportation tariff of $2.75 per barrel for transportation services. The tariff was published and filed with the Federal Energy Regulatory Commission, which regulates such rates. The rate has remained uniform since 1982 among all owners of the pipeline from the South Pass Block 89 Field. For the three months ended June 30, 1997 and 1996, the Company incurred oil pipeline transportation charges payable to CKBP in the amount of $825,000 and $678,000, respectively. For the six months ended June 30, 1997 and 1996, the Company incurred oil pipeline transportation charges payable to CKBP in the amount of $1.6 million and $1.4 million, respectively. The purchase and ownership of this pipeline by CKBP has been the subject of litigation in the Griffin, et al. v. Box, et al litigation (the "Griffin Case"). See Note
  6. Contingencies - Griffin Case.

       The trial court in the Griffin, et al. v. Box, et al litigation entered its amended final judgment in October 1994 with respect to certain related party transactions on derivative claims against Cloyce
  K. Box and Associates (the "General Partners" of the Predecessor Partnership) and in favor of the Company. After his death in October 1993, the Estate of Cloyce K. Box (the "Estate") was substituted in the place of Cloyce K. Box in the litigation. The Amended and Restated Certificate and Articles of Limited Partnership of the Predecessor Partnership (the "Partnership Agreement") provided that the General Partners were to be indemnified for litigation expenses in certain situations in which they were sued in their capacity as general partners of the Predecessor Partnership. Accordingly, the Predecessor Partnership, and later the Company, paid the legal expenses and other defense costs of the General Partners during a large portion of the Griffin Case litigation. These payments were required under the Partnership Agreement because the General Partners executed written undertakings to repay the Company for litigation expenses advanced for them if it was later decided that such advancements were not subject to indemnification by the Company. The Company did not pay the legal expenses and other defense costs of the General Partners after February 1994 until the decision of the Fifth Circuit was handed down in May 1996. See Note 6. Contingencies - Griffin Case. At that time the General Partners sought and received reimbursement of legal fees for the period March 1994 to April 1996 totaling $1.4 million. This amount was accrued in the second quarter of 1996. During the three and six-month periods ended June 30, 1997, the Company reimbursed or accrued for reimbursement $57,000 and $73,000, respectively, for legal expenses related to this matter.

       On April 29, 1997, the Company lent BBHC an aggregate of $7.25 million. On June 3, 1997, the Company converted the loan into a one-year term loan with the same interest rate and collateral. See Note 2. Note Receivable - Box Brothers Holding Company.

  Note 6.  Contingencies

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

       In the action, plaintiffs brought derivative claims on behalf of the Predecessor Partnership alleging that the General Partners breached the Partnership Agreement, breached fiduciary duties and violated an implied covenant of good faith and fair dealing in relation to three transactions, including the 1985 purchase of an interest in an oil pipeline by CKB Petroleum. See Note 5. Related Party Transactions.

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

       The plaintiffs, the Estate, Associates and Petroleum all filed notices of appeal in the Griffin case to the Fifth Circuit. In its opinion in the Griffin case issued May 2, 1996, the Fifth Circuit (i) reversed the judgment and related damages against the Estate and Associates, and remanded the case for a new trial because of the jury's inconsistent answers to the liability issues; (ii) ruled that the trial court's imposition of the constructive trust was improper; (iii) affirmed the trial court's dismissal of the plaintiffs' individual claims for monetary damages; (iv) ruled that one plaintiff, James Lyle, was an original limited partner and remanded the case for a new trial to decide the number of voting shares to which he is entitled; (v) remanded the case for further fact findings to decide whether two other plaintiffs, Hayden McIlroy and B. R. Griffin, were original limited partners and the amount, if any, of voting stock to which they are entitled; (vi) affirmed the trial court's judgment that plaintiffs J. R. Simplot and David Hawk were not entitled to voting stock; and (vii) found that the trial court had erred in granting plaintiffs' attorneys' fees. On October 7, 1996, the plaintiffs' application to the United States Supreme Court for appellate review of the Fifth Circuit's decision was denied. On June 30, 1997, the district court issued a "Final Judgment" dismissing without prejudice the remanded case for lack of jurisdiction. On July 22, 1997, James A. Lyle filed a Notice of Appeal to the Fifth Circuit challenging the District Court's dismissal.

  Phillips Petroleum Case

       In August 1990, Phillips Petroleum Company ("Phillips") brought an action against the Predecessor Partnership now pending in state court in Orleans Parish, Louisiana, claiming that Phillips is entitled, pursuant to its 33% Net Profits interest in South Pass Block 89, to receive an overriding royalty interest for months in which monthly net profits were not achieved. In addition, Phillips claims that the net profits account is being charged an excessive oil transportation fee. In September 1991, this lawsuit was amended by Phillips to include a claim that the entire $69.6 million lump sum cash payment received by the Predecessor Partnership in its 1990 settlement of litigation with Texas Eastern Transmission Corporation ("Texas Eastern Settlement") should have been credited to the net profits account. Under this latter claim, Phillips alleges damages in excess of $21.5 million. The Company previously credited the net profits account with $5.8 million of the $69.6 million received in the Texas Eastern Settlement, which is all of the Texas Eastern Settlement proceeds that the Company believes should be credited to the net profits account. On the first two claims, Phillips alleges aggregate damages of several million dollars. Phillips further seeks double damages, interest, attorneys' fees and cancellation of the farmout agreement. The Company is vigorously defending the litigation on the basis that such amounts are not payable under the Net Profits interest and that Phillips is not entitled to any of the damages sought. In March 1993, Phillips filed a motion for summary judgment on its claim relating to the Texas Eastern Settlement. That motion was denied by the court in July 1993. The trial commenced with the presentation of evidence which concluded on April 16, 1997. The parties have filed post trial briefs, and oral arguments have been set for August 28, 1997. After oral arguments are presented the court will make its decision.

  Devere and Nealon Cases

       Two class actions, one styled Melissa Devere v. John F. Arning, Don
  D. Box, Thomas D. Box, Kent R. Hance, Sr., John L. Kelsey, Alan C. Shapiro, Norman W. Smith, Ewell Doak W alker and Box Energy Corporation, and the other styled Caren M. Nealon and B. Peter Knudson v. John F. Arning, Don D. Box, Thomas D. Box, Kent R. Hance, Sr., John L. Kelsey, Alan C. Shapiro, Norman W. Smith, Ewell Doak Walker, Richard S. Whitesell, Jr. and Box Energy Corporation, were filed in the Chancery Court of Delaware in Wilmington in April and May 1995, respectively. In both cases the plaintiffs are shareholders of the Company's Class B Stock. The defendants are the Company, two current directors and several former members of the Board of Directors. Richard S. Whitesell, Jr., a former director, has been dismissed from the case. The actions allege that the Company failed to make a proper response to offers or overtures previously made to purchase the Company's stock by J.R. Simplot and Phoenix Canada Oil Co. Ltd. and failed to solicit other offers for the sale of the Company. The Company believes these class actions are without legal merit and will defend the suits vigorously. The cases have been consolidated. All of the defendants have filed or joined a motion seeking to dismiss the consolidated case. Further, the defendants have filed a motion to stay discovery while the motion to dismiss is pending. The court has yet to set a briefing schedule for either motion. The Company cannot predict when these motions will be resolved or the outcome of these cases.

  Thomas D. Box Lawsuit

       On August 16, 1996, Thomas D. Box filed a lawsuit for direct and derivative relief in the District Court for Dallas County, Texas (Tom Box v. Gary Box, Don Box, Doug Box, Box Brothers Holding Company, Inc. and CKB Petroleum, Inc., No 96-08451) alleging that the defendants have breached fiduciary duties to BBHC and its subsidiary Petroleum, and wasted or converted their assets, and asking the court for an accounting, unspecified damages, costs and attorneys' fees and for the appointment of a receiver for BBHC and CKBP. On or about September 20, 1996, a first amended petition was filed in this lawsuit adding the Company as a defendant. On or about February 18, 1997, plaintiff filed a second amended petition adding as defendants, Alan C. Shapiro, Thomas W. Rollins, Richard D. Squires, and Bernay C. Box. The Board of Directors appointed a special litigation committee consisting of independent directors to investigate plaintiff's derivative claims. The special litigation committee engaged counsel to assist the committee with its investigation. The special litigation committee concluded that the claims are without merit, and that it is in the Company's best interest not to pursue the derivative action. The Company filed a motion for summary judgment seeking dismissal of the derivative action, and is awaiting the court's decision.

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

  Note 7. Subsequent Events

       On July 15, 1997, Amendment No. 6 to the schedule 13D (the "Amendment No. 6") was filed on behalf of BBHC, the Don D. Box 1996 Trust ("DDBT"), the Gary D. Box 1996 Trust ("GDBT"), the Douglas D. Box 1996 Trust ("DBT"), Gary D. Box, Douglas D. Box and Box Control LLC ("BCLC"). As disclosed in Amendment No. 6, on July 2, 1997, certain members of BCLC (the DDBT and the GDBT) amended the Regulations of BCLC to, among other things, (a) allow for non-members of BCLC to serve as managers of BCLC and (b) allow for a majority of all members of BCLC to remove and appoint managers of BCLC in accordance with the terms of the Regulations of BCLC, as amended. In connection with such amendments and in accordance with the Regulations of BCLC, certain members of BCLC (the DDBT and the GDBT) acting by and through two of its co-trustees (Gary D. Box and Douglas D. Box) removed Don D. Box as the sole manager of BCLC and appointed Gary D. Box and Douglas D. Box to serve as co-managers of BCLC.

       In March 1997, Don D. Box filed a lawsuit in the Delaware Chancery Court styled Don D. Box and Box Control, LLC, Plaintiffs v. Otto J. Buis, D. James Fajack, Gary D. Box, Douglas D. Box and Box Brothers Holding Company, Defendant; relating to management of BCLC and certain corporate transactions related thereto. In light of the dispute among various parties and regarding the proper membership of BBHC's Board of Directors and the Manager(s) of BCLC, on July 22, 1997, the parties consented to a Status Quo Order with respect to the case which requires, among other things, that until a further court order, the business and affairs of BBHC and subsidiaries and BCLC shall be managed by Douglas D. Box, Gary D. Box and Don D. Box, with any actions being taken as are unanimously approved in writing, in advance by Douglas D. Box, Gary D. Box and Don D. Box.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion is intended to assist in the understanding of the Company's financial position and results of operations and is intended to be read with the financial statements, the related notes to financial statements and the Company's Form 10-K for the year ended December 31, 1996. This discussion contains historical information and certain forward-looking statements that involve risks and uncertainties about the business, long-term strategy, financial condition and future of the Company. Statements concerning results of future exploration, exploitation, development and acquisition expenditures, and expense and reserve levels are forward-looking statements. These statements are based on assumptions concerning commodity prices, drilling results and production, administrative and interest costs that management believes are reasonable based on currently available information of known facts and trends; however, management's assumptions and the Company's future performance are both subject to a wide range of business risks and there is no assurance that these goals and projections can or will be met.

  Liquidity and Capital Resources

       Box Energy Corporation is an independent oil and gas exploration and production company with activity and properties located in three core areas: offshore Gulf of Mexico, Mississippi/Alabama and South Texas. The Company's long-term strategy is to focus on stopping the decline in oil and natural gas reserves in 1997 and then increasing reserves by sustaining an acceptable annual reserve growth rate at finding and development costs in line with our peers. The Company's capital expenditures will entail a balanced exploration, development, and acquisition program.

       On June 30, 1997, the Company's current assets exceeded its current liabilities by $41.0 million. Cash, cash equivalents and marketable securities totaled $32.3 million on that date. The ratio of the Company's current assets to current liabilities on June 30, 1997, was approximately 6.8 to 1 compared to 8.7 to 1 on June 30, 1996. Cash flow provided by operations for the first six months of 1997 increased by $3.0 million to $18.0 million, constituting a 20% increase when compared to $14.9 million for the first six months of 1996.

       Proved oil and natural gas reserves from South Pass Block 89 Platform B at December 31, 1996, were approximately 20% of the Company's total proved oil and natural gas reserves. Natural gas production from this block is sold according to a long-term gas sales contract that expires in July 2002. The current contract price received is substantially more than the market price and increases 10% each year. Because of the long-term contract and the quantity of proved natural gas reserves from Platform B, the expected future oil and natural gas revenue less operating costs, Net Profits expense and projected capital costs which is then discounted annually at 10% ("Discounted Future Net Revenue"), from this platform is approximately 35% of the total Discounted Future Net Revenue of the Company depending upon future projected oil prices and projected non-contract natural gas prices. Over 90% of the Discounted Future Net Revenue from Platform B is located in the U-1/1 reservoir, of which approximately half is associated with proved developed producing reserves in the Well B-20S and the remainder is classified as proved undeveloped and will require a new wellbore to produce.

       The long-term gas sales contract provides that the purchaser must take or pay for 80% of the Company's natural gas produced from wells classified as gas wells as determined by periodic five-day production tests and 100% of the natural gas produced from wells classified as oil wells. The Company's net working interest deliverability ("Seller's Delivery Capacity") after a five-day deliverability test in September
  1995 was 16.2 Mmcfgd from Wells B-20S, B-11S and B-13SA. The latest Seller's Delivery Capacity after a five-day production test in July
  1997, was 5.2 MMcfgd net to the Company from Wells B-20S, B-13SA and B-07S. For this test Well B-20S was the only well remaining in the U-1/1 reservoir and accounted for a net 5.1 MMcfgd. During the first part of the year a short-term gas imbalance developed with the purchaser as a result of gas sales in excess of 80% of the Seller's Delivery Capacity. The imbalance is expected to reverse during the second half of the year because the purchaser will reduce the amount of gas to be purchased to approximately 40% of the Seller's Delivery Capacity. The Company expects that this will decrease net cash flow from operations by approximately $1.7 million during the last five months of 1997.

     During the first half of 1997, the Company observed an increase in oil production from Well B-20S that may, among other things, indicate that the oil column is moving into the perforations of this well. The Company would like to complete another well higher in the U-1/1 reservoir to maximize the natural gas production from this reservoir and has proposed such a well to the working interest partners. The Company's working interest partners have declined to drill such a well at this time and the Company has withdrawn its proposal. The estimated gross cost of drilling a well into this reservoir is between $15.0 million and $20.0 million.

       The Company understands that the operator, a working interest partner, and the gas purchaser are engaged in a dispute concerning their long-term gas sales contracts (which are similar to the Company's contract) covering production from South Pass Block 89 . The dispute appears to be about substituting natural gas production in accordance with the terms of the long-term gas sales contract from South Pass Block 89 with natural gas production from South Pass Block 87. The effect on the Company's long-term gas sales contract cannot be determined at this time.

       For the six months ended June 30, 1997, the total oil, natural gas and oil trading revenues less operating and Net Profits expense (the "Gross Cash Margin from Properties") for Platform B was $9.3 million or 39% of the total Gross Cash Margin from Properties of $24.1 million for the Company. Well B-20S, the only well currently producing from the U-1/1 reservoir, contributed approximately 18% of the oil and oil trading revenues of Platform B and approximately 89% of the natural gas revenues from Platform B during the six months ended June 30, 1997. For the years ended December 31, 1996 and 1995, the Gross Cash Margin from Properties from Platform B was 46% and 69%, respectively, of the total Gross Cash Margin from Properties. Thus Platform B is contributing a smaller proportion of the Company's Gross Cash Margin from Properties. The Company expects that some of the recent successful discoveries and planned acquisitions discussed below will further decrease the percentage of Gross Cash Margin from Properties that is contributed by Platform B.

       During the second quarter the Company began producing the first well from the Moselle Dome property, the Gladdis Knight #1 in the Hosston sand at 14,200 feet. Production for the second quarter of 1997 was 28,037 net barrels of oil or 308 barrels of oil per day ("BOPD") net to the Company's interest from this one well. A second well has been drilled and logged to 8,400 feet. This well encountered 376 feet of net pay in the Tuscaloosa and Eutaw sands. The gravity of the oil from the Tuscaloosa sand is such that artificial lift, which is currently being installed, will be required to produce the oil. The property is characterized by multiple sands at various depths with various gravity of oil depending on the specific zone. A 3-D seismic program will be completed later this year which is anticipated to help define further locations for 1998 drilling.

       During July, 1997, a second Eugene Island Block 135 well completed drilling operations and pipe was set to total depth over several anticipated pay zones. A platform was installed in August and production is expected to begin late in the third quarter. The Company anticipates a third well to begin drilling from the platform before the end of the year.

       Significant fluctuations in oil and natural gas prices can have a material effect on the Company's revenue, net income and cash flow from operations, although the Company's long-term gas sales contract with fixed prices escalating each year until July 2002 is thought to provide stability for pricing related to natural gas production from South Pass Block 89. Unforeseen mechanical, reservoir or other failure of wells, especially those located in the U-1/1 reservoir on South Pass Block 89 Platform B, could potentially have an immediate and significant impact on the Company's revenue, net income and net cash flow from operations.

       The Company's capital expenditures for the first six months of 1997 decreased by 33% to $11.7 million from $17.5 million for the same six-month period in the prior year. During the first two quarters of 1997 the Company invested $3.0 million in three wells on South Pass Block 89 Platform B, $2.5 million on the Moselle Dome prospect to drill and complete two producing wells and $1.7 million for the drilling of the second well on Eugene Island Block 135 and the fabrication and construction of a platform for that block. This platform is designed to have gross production capacity of 75 MMcfgd. The Company has a 15% working interest in this field. Other significant capital expenditures during the six months ended June 30, 1997 included $1.7 million for leasehold acquisition costs, $824,000 for the drilling and sub-sea completion of the third Main Pass Block 262 well and the remainder on various other projects.

       During the 1997 Outer Continental Shelf Central Gulf of Mexico Lease Sale, in an effort to possibly extend the discovery, the Company along with two other bidding partners submitted the high bids on Eugene Island Blocks 153 and 154 which are contiguous blocks to the south of Eugene Island Block 135. In addition to the two blocks in Eugene Island, the Company submitted the high bids on four additional blocks during the same sale in March 1997. Two of these blocks, South Timbalier Block 213 and West Cameron Block 649 have been awarded. The bids on the remaining two blocks were rejected.

       In the Gulf of Mexico the Company's capital investment and exploration plans for the remainder of 1997 include drilling a third well on Eugene Island Block 135 and completing the construction of the platform for that block at an estimated cost of $1.4 million. In addition the Company expects to drill wells on South Timbalier Block 247, Galveston Block 282 and West Cameron Block 170 at a net cost of $5.4 million.

       The Company plans to begin drilling a second deep well on the Moselle Dome prospect, the Butler 5-5 #1, in September of this year at an estimated cost of $1.5 million and possibly a second shallow well before the end of the year. The second shallow well is estimated at $500,000 net to the Company. Also in the Mississippi and Alabama area the Company has plans to drill exploratory wells on the Beechwood Dome Prospect, County Line Dome Prospect and N.E. Collins Prospect at estimated costs of $790,000, 781,000 and $790,000, respectively. Development wells planned for the Mississippi/Alabama area include an additional Indian Wells Field well and a N.E. Melvin Field well at a combined estimated cost of $600,000.

       In July 1997, the Company purchased various interests from Smith Production Inc. These properties are located in the South Texas area. Reserves associated with this purchase are approximately 2.3 million barrels of oil equivalents net to the Company. These long life reserves significantly increase the Company's reserves to production ratio. The remaining capital investment and exploration plans for South Texas for the third and fourth quarter of 1997 include three exploratory wells on various prospects. Total investment in South Texas for the second half of 1997 is estimated at over $13.0 million.

       Additional capital expenditures may arise as significant opportunities are presented to or identified by the Company during the remainder of the year. Capital may be reallocated based on economic conditions, partner constraints or property acquisitions that may be presented to the Company. The Company believes that its capital investment and exploration budget will be primarily funded from cash flow from operations throughout the year with additional capital requirements being met by existing cash and cash equivalents, sales of marketable securities, or utilization of the Company's revolving credit facility with a bank. The Company's $25.0 million line of credit facility was renewed in June 1997. The line of credit with a current borrowing base of $10.0 million is collateralized by the Company's South Pass oil and gas properties. On August 6, 1997 the Company had $3.75 million available on the line of credit. The Company is currently negotiating an increase in the borrowing base.

       In December 1992, the Company issued $55.1 million of 8 1/4% Convertible Subordinated Notes which are currently outstanding and due December 1, 2002 ("Notes"). In the event of a "change in control" as defined in the Indenture for the Notes (the "Indenture"), the Company is required to make an offer to repurchase the Notes at 100% of the principal amount thereof, plus accrued interest. Box Brothers Holding Company ("BBHC") owns 57% of the Class A ("Voting") Common Stock ("Class A Stock") of the Company. A sale or other disposition of those shares to any entity, person or group of persons not controlled by, or outside of, Don D. Box, Gary D. Box, Douglas D. Box and Thomas D. Box, would constitute a "change in control" under the Notes. In addition, if a receiver of BBHC is appointed in the Thomas D. Box lawsuit or otherwise, a "change in control" could be deemed to have occurred. The Indenture also defines a "change in control" to have occurred if at any time the existing Board of Directors does not have at least three independent directors as defined in the Indenture.

       On April 29, 1997, the Company lent BBHC an aggregate of $7.25 million. On June 3, 1997, the Company converted the loan into a one-year term loan with the same interest rate and collateral. See Notes to the Financial Statements - Note 2. Note Receivable - Box Brothers Holding Company. The loan and its terms were approved by all of the Company's directors who are not affiliated or associated with BBHC. Proceeds of the loan were used by BBHC to retire existing indebtedness secured by the pledge of Class A Stock owned by BBHC. Under one of the pledge agreements securing the retired indebtedness, the institution of proceedings for the appointment of a receiver for BBHC gave the holder of the indebtedness the right to accelerate the indebtedness and foreclose on the collateral, which could have resulted in a "change of control" under the Indenture for the Company's 8 1/4% Convertible Subordinated Notes. See Note 3. Notes Payable. Such change of control would have required the Company to tender for the outstanding Notes at 100% of the principal amount, plus accrued interest. Since an action was pending to appoint a receiver for BBHC, the Board considered it advisable and appropriate to facilitate a refinancing of BBHC's indebtedness. See Notes to the Financial Statements - Note 6. Contingencies - Thomas D. Box Lawsuit. If a receiver is appointed in the action, a "change of control" could be deemed to have occurred. Because the market value of the collateral is more than 200% of the loan amount, the Company believes that it will collect the loan in full, with all accrued interest.

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

       During the second quarter the Company purchased 31,100 shares of Class A Stock and 415,800 shares of Class B ("Non-Voting") Common Stock ("Class B Stock") at a total cost of $3.1 million or $6.98 per share. The Board of Directors has approved the repurchase of up to 1.0 million shares of the Company's common stock.

       The Company's balance sheets reflect a net deferred income tax asset of $14.0 million on June 30, 1997, and $14.7 million on December 31, 1996. This asset arises primarily as a result of federal income tax loss carryforwards and temporary differences between the book basis and tax basis of the Company's oil and natural gas properties. The net operating loss carryforwards were generated in 1992, 1993 and 1996 and will expire in 2007, 2008 and 2011, respectively. Based on the Company's current projections, the deferred tax asset is expected to reverse during the next several years as significant taxable income is generated and the reserves near Platform "B" are depleted. Such projection assumes that the Company's natural gas production from Platform "B" will be sold under its long-term sales contract at prices significantly higher than current spot market prices. If actual taxable income from future operations is substantially less than the current projections, the deferred tax asset would be impaired, causing an increase in the valuation allowance and a significant charge to earnings.

       The Company and Phillips Petroleum Company are engaged in litigation concerning the Net Profits Interest in South Pass Block 89. The trial commenced with the presentation of evidence which concluded on April 16, 1997. Both parties have filed post trial briefs and oral arguments are set for August 28, 1997. After oral arguments the court will make its decision. If an adverse judgment or settlement occurs, the Company believes that there could be a significant impact on its cash flow from operations, the current liquidity of its balance sheet, the income statement and the net deferred income tax asset.

       The Company's liquidity and capital resources could be adversely affected if the Company were to make a significant acquisition of properties, by certain possible outcomes of litigation, a material decline in oil or natural gas prices received by the Company or a material decline in oil or natural gas production or reserves.

  Results of Operations

       Net income for the first six months of 1997 was $1.3 million, or $0.06 per share, constituting an increase of $2.4 million or $0.11 per share when compared to the net loss of $1.1 million, or $0.05 per share, during the first six months of 1996. A net loss for the three months ended June 30, 1997, of $462,000 or $0.02 per share reflects a $3.0 million improvement from the net loss for the three months ended June 30, 1996. The increase in the net income or decrease in the net loss was primarily a result of a decrease in exploration expense or more specifically dry hole expense for the second quarter of 1996 partially offset by lower revenues during the three and six months ended June 30, 1997, compared to the prior year.

       Net sales volumes and average sales prices of the Company's oil and natural gas production (including the proceeds from the sale of liquids extracted from the natural gas) for the three and six months ended June 30, 1997 and 1996, were as follows:

                          Three Months Ended                Six Months Ended
                                June 30,        Increase        June 30,        Increase
                          1997          1996   (Decrease)   1997        1996   (Decrease)
                          ------      ------   ----------   ------    ------   ----------
Net sales volumes:
  Oil (Mbbls):               302         224         78        556       466          90
  Natural gas (Mmcf):      2,145       2,424       (279)     3,937     4,235        (298)
Average sales prices:
  Oil (per Bbl)           $17.45      $ 9.96     $(2.51)    $18.94    $19.11      $(0.17)
  Natural gas (per Mcf)   $ 4.96      $ 5.02     $(0.06)    $ 5.44    $ 6.06      $(0.62)


       Natural gas sales decreased $4.3 million or 17% for the first six months of 1997 compared to the first six months of 1996, primarily as a result of a 659,546 Mcf decrease in natural gas production from South Pass Block 89 Platform B. This decrease has been partially offset by an increase in production from other properties and an increase in the contract gas price for natural gas sales from South Pass Block 89. In March 1996, Well B-11S located on South Pass Block 89 Platform "B" began to produce high levels of sand. As a result the well was shut-in and production curtailed. In addition, Well B-20 located on the same platform has experienced an expected decline in natural gas production. The decrease in production from Platform B has caused natural gas revenues to be $6.7 million lower for the six months ended June 30, 1997, compared to the same period in the prior year.

       However, natural gas production from other areas, primarily Platform C producing from South Pass Blocks 86 and 89 and Platform "D" producing from South Pass Block 87 and West Delta Block 128, increased by a net of 362,617 Mcf for the six months ended June 30, 1997, compared to the same period in the prior year which partially offset the decrease in gas sales from Platform "B" by $1.5 million. Also offsetting the decrease was an increase in the contract price for natural gas sales from South Pass Block 89 subject to the long-term gas sales contract which increases 10% per year and which resulted in additional natural gas sales totaling $1.4 million. The average sales price for spot gas sales decreased slightly from $2.68 per Mcf for the six months ended June 30, 1996 to $2.60 per Mcf for the same period of 1997. The decrease in spot prices lowered natural gas revenues by $183,000.

       During the three months ended June 30, 1997, natural gas sales decreased $1.5 million or 13% compared to the three months ended June 30, 1996, again primarily as a result of lower natural gas sales volumes from Platform B in South Pass Block 89. This decrease has been partially offset by an increase in the contract gas price for natural gas sales from South Pass Block 89. Natural gas sales from Platform B decreased 208,728 Mcf which caused natural gas revenues to decrease $2.1 million. The net increase in the contract gas price for natural gas sales from South Pass Block 89 offset the decrease by $696,000.

       Oil sales for the six month period ended June 30, 1997, compared to the six months ended June 30, 1996, increased $1.6 million or 18% primarily as a result of a 90,666 barrel increase in oil sales volumes. Oil production from new wells was 47,506 barrels and increased oil sales revenue by $835,000. The first Moselle Dome well began producing in late March of this year and produced 28,037 barrels of oil during the second quarter of 1997. In addition, the second producing well on the Indian Wells property produced 15,397 barrels of oil during the first six months of 1997. The remaining 43,160 barrel and $836,000 increase was primarily from Platform C and Platform D in South Pass Blocks 86, 87, and 89 partially offset by a decrease in production on South Pass Block 89 Platform B. Average oil prices decreased slightly from $19.12 to $18.93 or 1%. The decrease in average prices caused oil revenues to be $42,000 lower.

       Oil sales for the three months ended June 30, 1997 increased $798,000 or 18% primarily as a result of a 78,255 increase in oil sales volumes which was partially offset by a $2.53 decrease in the average oil price. Oil production from new wells was 39,564 barrels and increased oil sales revenue by $677,000. The new production was from the Moselle Dome property which produced 28,037 barrels of oil during the second quarter of 1997 and the Indian Wells property which produced an additional 8,590 barrels of oil during the second quarter of 1997. The remaining 38,691 barrels and $782,000 increase was primarily from Platform C and Platform D in South Pass Blocks 86, 87, and 89 partially offset by a decrease in production on South Pass Block 89 Platform B. Average oil prices decreased from $19.98 to $17.45 or 13%. The decrease in average prices caused oil revenues to be $661,000 lower.


       Net Profits expense decreased $2.4 million or 33% for the six months ended June 30, 1997, compared to the six months ended June 30, 1996, and decreased $602,000 or 21% for the three months ended June 30, 1997, compared to the three months ended June 30, 1996. The decrease in Net Profits expense primarily resulted from lower oil and natural gas revenues of $5.2 million and $1.2 million for the six and three months ended June 30, 1997, respectively, from South Pass Block 89. Such decrease caused the Net Profits expense to be $1.7 million lower for the six months ended June 30, 1997, compared to the same period in 1996 and $388,000 for the three months ended June 30, 1997, compared to the same period in the prior year. In addition, capital and operating expenses for South Pass Block 89 increased almost $2.0 million in the first six months of 1997 and $672,000 for the second quarter when compared to the prior year periods as a result of drilling costs incurred for Platform "B" Well B-11S and Well B-9S. The increase in capital and operating expenses decreased the Net Profits expense by $647,000 for the six months and $222,000 for the three months ended June 30, 1997.

       Exploration expense decreased $8.2 million or 68% during the six months ended June 30, 1997, compared to the six months ended June 30, 1996, and decreased $7.2 million or 74% during the three months ended June 30, 1997 compared to the three months ended June 30, 1996. The decrease for both periods was primarily a result of lower dry hole costs during the second quarter of 1997. During the second quarter of 1996 the Company drilled a dry hole on Ship Shoal Block 352 at a total cost of $7.8 million.

       Depreciation, depletion and amortization expense for both the six and three month periods ended June 30, 1997, increased for the following three reasons: First, the cost base subject to depreciation, depletion and amortization was higher in the first two quarters of 1997 compared to 1996 primarily due to the reallocation of platform capital costs to the depreciable basis on Platforms C and D in South Pass Blocks 86 and
  87. Second, several new properties became producing properties after the second quarter of 1996 and therefore were subject to depreciation, depletion and amortization. Finally, the Company increased production from Platforms C and D in the South Pass area.

       General and administrative expenses decreased $122,000 during the six months ended June 30, 1997, compared to the six months ended June 30, 1996. The decrease was primarily a result of lower salaries and benefits expenses which resulted from the reduction in the average number of employees. The decrease was partially offset by higher year to date legal fees and expenses which related primarily to the Phillips Petroleum Litigation. In addition general and administrative expense decreased $703,000 or 20% during the second quarter of 1997 compared to the second quarter of 1996. The decrease related to lower salaries and legal fees and expenses. During the second quarter of 1996 the Company was requested to reimburse legal fees and costs payable to the Cloyce K. Box Estate for litigation costs incurred with respect to the Griffin case. Payment was required because of the General Partners' execution of a written undertaking to repay the Company for any such litigation expenses advanced for them if it is later decided that such advancements were not subject to indemnification by the Company.

       Reorganization costs were incurred during the first six months of 1997 because of a "change in control" which first occurred when BBHC replaced the existing Board of Directors by a written consent effective July 30, 1996, and again occurred when the voting control of BBHC transferred in February 1997. The "change in control" triggered the applicability of severance agreements which then resulted in the payment of severance benefits in applicable situations. In the second quarter of 1997, the accrued expense for the severance agreements were primarily associated with employees who terminated for "good reason" as defined in the agreements. Further severance agreement payments may be necessary if employees terminate for "good reason," which the agreements define very much to the benefit of the employee, or are terminated by the Company. The total estimated remaining liability if all severance agreements were exercised is between $2.0 million and $3.0 million.

                        PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings

       Incorporated herein by this reference is the discussion of litigation set forth in Part I, Item 1, Notes to the Financial
  Statements - Note 6. Contingencies of this Form 10-Q.

  Item 2.   Changes in Securities

       None

  Item 3.   Defaults Upon Senior Securities

       None

  Item 4.   Submission of Matters to a Vote of Security Holders

       None

  Item 5.   Other Information

       On April 16, 1997, the Board of Directors appointed John E. Goble, Jr. and William E. Greenwood to fill the two existing vacancies on the Board of Directors. On April 25, 1997, Richard D. Squires resigned from the Board of Directors and on April 28, 1997, David Preng was appointed to the Board of Directors.

       On July 15, 1997, Amendment No. 6 to the schedule 13D (the "Amendment No. 6") was filed on behalf of BBHC, the Don D. Box 1996 Trust ("DDBT"), the Gary D. Box 1996 Trust ("GDBT"), the Douglas D. Box 1996 Trust ("DBT"), Gary D. Box, Douglas D. Box and Box Control LLC ("BCLC"). As disclosed in Amendment No. 6, on July 2, 1997, certain members of BCLC (the DDBT and the GDBT) amended the Regulations of BCLC to, among other things, (a) allow for non-members of BCLC to serve as managers of BCLC and (b) allow for a majority of all members of BCLC to remove and appoint managers of BCLC in accordance with the terms of the Regulations of BCLC, as amended. In connection with such amendments and in accordance with the Regulations of BCLC, certain members of BCLC (the DDBT and the GDBT) acting by and through two of its co-trustees (Gary D. Box and Douglas D. Box) removed Don D. Box as the sole manager of BCLC and appointed Gary D. Box and Douglas D. Box to serve as co-managers of BCLC.

       In March 1997, Don D. Box filed a lawsuit in the Deleware Chancery Court styled Don D. Box and Box Control, LLC, Plaintiffs v. Otto J. Buis, D. James Fajack, Gary D. Box, Douglas D. Box and Box Brothers Holding Company, Defendant; relating to management of BCLC and certain corporate transactions related thereto. In light of the dispute among various parties and regarding the proper membership of BBHC's Board of Directors and the Manager(s) of BCLC, on July 22, 1997, the parties consented to a status Quo Order with respect to the case which requires, among other things, that until a further court order the business and affairs of BBHC and subsidiaries and BCLC shall be managed by Douglas D. Box, Gary D. Box and Don D. Box, with any actions being taken as are unanimously approved in writing, in advance by Douglas D. Box, Gary D. Box and Don D. Box.

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

         10.11*      1992 Non-Qualified Stock Option Plan of Box Energy
                     Corporation.

         10.12**     Pension Plan of Box Energy Corporation, effective
                     April 16, 1992.

         10.13# First Amendment to the Pension Plan of Box Energy Corporation dated December 16, 1993.

         10.14## Second Amendment to the Pension Plan of Box Energy Corporation dated December 31, 1994.

         10.15+ Form of Executive Severance Agreement dated as of December 12, 1995, by and between Box Energy
                     Corporation and key employees.

         10.16+ Form of Letter Agreement regarding severance benefits dated as of December 12, 1995, by and between Box Energy Corporation and employees not covered by Executive Severance Agreements.

         10.17 Amended and Restated Promissory Note between Box Energy Corporation and Box Brothers Holding Company.

         10.18 Amended and Restated Pledge Agreement between Box Energy Corporation and Box Brothers Holding Company.

         10.19 Employment Agreement by and between Box Energy Corporation and James A. Watt.

         11.1 Statement regarding computation of earnings per share.

         27          Financial Data Schedule

        (b) The Company did not file a Form 8-K during the quarter ended June 30, 1997.


  --------------

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


                                         BOX ENERGY CORPORATION



  Date:     August 12, 1997              By:     /S/ Don D. Box
         --------------------                -----------------------------
                                         Don D. Box
                                         Chief Executive Officer





  Date:     August 12, 1997              By:     /S/ J. Burke Asher
         --------------------                -----------------------------
                                         J. Burke Asher
                                         Chief Accounting Officer