Form 10-Q
period 1997-09-30
BOX ENERGY CORP
filed 1997-11-14
CIK 874992

SECURITIES AND EXCHANGE COMMISSION
                           Washington DC 20549

                                Form 10-Q

                                (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

                                    OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______ to _______

                     Commission file number 1-11516

                         BOX ENERGY CORPORATION
         (Exact name of registrant as specified in its charter)

              Delaware                            75-2369148
    (State or other jurisdiction      (IRS employer identification no.)
  of incorporation or organization)

         8201 Preston Road, Suite 600, Dallas, Texas 75225-6211
               (Address of principal executive offices)
                               (Zip code)

                            (214) 890-8000
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No

There were 3,219,010 outstanding shares of Class A (Voting) Common Stock, $1 par value, on November 10, 1997. There were also 17,087,410 outstanding shares of Class B (Non-Voting) Common Stock, $1 par value, on such date.

                     Box Energy Corporation

                              INDEX


PART I  FINANCIAL INFORMATION	                                       3

  Item 1.  Financial Statements                                      3

    Condensed Balance Sheets as of September 30, 1997 and
      December 31, 1996                                              3

    Condensed Statements of Income - Three and nine months
      ended September 30, 1997 and 1996                              4

    Condensed Statements of Cash Flows - Nine months ended
      September 30, 1997 and 1996                                    5

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    11


PART II  OTHER INFORMATION                                          16

  Item 1.  Legal Proceedings                                        16

  Item 2.  Changes in Securities                                    16

  Item 3.  Defaults upon Senior Securities                          16

  Item 4.  Submission of Matters to a Vote of Security Holders      16

  Item 5.  Other Information                                        16

  Item 6.  Exhibits and Reports on Form 8-K                         17

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Box Energy Corporation
                       Condensed Balance Sheets
                   (In thousands, except share data)

                                         September 30,     December 31,
Assets                                      1997               1996
                                         -------------     ------------
  Current assets                          (Unaudited)
   Cash and cash equivalents              $     3,732       $    2,997
   Marketable securities - available
     for sale                                  23,234           32,678
   Accounts receivable - oil and
     natural gas                                5,625            7,093
   Accounts receivable - other                    427            1,456
   Note receivable - S-Sixteen Holding
     Company                                    6,765               -
   Prepaid expenses and other current
     assets                                     1,466            1,961
                                         -------------     ------------
  Total current assets                         41,249           46,185
                                         -------------     ------------
  Properties
   Oil and natural gas properties
     (successful-efforts method)              210,231          187,251
   Other properties                             3,259            3,226
   Accumulated depreciation, depletion
     and amortization                        (134,062)        (116,371)
                                         -------------     ------------
  Total properties                             79,428           74,106
                                         -------------     ------------
  Other assets
   Deferred income taxes (net of
     valuation allowance)                      14,663           14,723
   Deferred charges (net of accumulated
     amortization)                              1,389            1,585
                                         -------------     ------------
  Total other assets                           16,052           16,308
                                         -------------     ------------
Total assets                              $   136,729       $  136,599
                                         =============     ============

Liabilities and stockholders' equity
  Liabilities
    Current liabilities
      Accounts payable                    $     7,963       $    5,043
      Accrued interest payable                  1,589              379
      Accrued transportation payable -
        related party                             283              263
      Short-term notes payable                  6,000               -
      Net Profits expense payable               1,050            1,481
                                         -------------     ------------
    Total current liabilities                  16,885            7,166
                                         -------------     ------------
    Convertible subordinated notes
      payable                                  55,077           55,077
                                         -------------     ------------
  Total Liabilities                            71,962           62,243
  Commitments and contingencies (Note 7)
  Stockholders' equity
    Common stock, $1.00 par value
      Class A (voting) - 15,000,000
       shares authorized, 3,250,110
       shares issued                            3,250            3,250
      Class B (non-voting) - 30,000,000
       shares authorized, 17,553,010
       shares issued                           17,553           17,553
    Additional paid-in capital                 25,197           25,197
    Treasury stock, at cost, 31,100
      shares Class A, and 415,800 shares
      Class B                                  (3,465)              -
    Retained earnings                          22,306           28,542
    Valuation allowance for marketable
      securities                                  (74)            (186)
                                         -------------     ------------
  Total stockholders' equity                   64,767           74,356
                                         -------------     ------------
Total liabilities and stockholders'
  equity                                  $   136,729       $  136,599
                                         =============     ============

          See accompanying Notes to Financial Statements.

                                  Box Energy Corporation
                             Condensed Statements of Income
                                      (Unaudited)
                         (In thousands, except per share amounts)




                                          Three Months Ended         Nine Months Ended
                                             September 30,              September 30,
                                          1997          1996         1997         1996
                                          --------  --------         --------  --------
Revenues
 Oil sales                                $ 5,011   $ 4,505          $15,544   $13,410
 Gas sales                                  7,436    10,203           28,842    35,863
 Interest income                              556       551            1,702     1,721
 Gain (loss) on sale of investments            35        -                30       (76)
 Other income                                 437       564            1,551     1,839
                                          --------  --------         --------  --------
Total revenues                             13,475    15,823           47,669    52,757
Costs and expenses
 Operating costs and expenses               1,032       922            2,750     3,037
 Transportation expense                       673       622            2,081     1,851
 Net Profits Interest expense               1,883     2,182            6,588     9,241
 Exploration expenses                       2,617     5,725            6,523    17,878
 Depreciation, depletion and amortization   5,587     4,877           17,741    13,058
 General and administrative                 1,603     2,146            5,030     5,769
 Legal expense                                558     1,272            2,275     2,914
 Reorganization expense                     6,434     1,934            7,072     1,934
 Interest and financing expense             1,394     1,231            3,845     3,676
                                          --------  --------         --------  --------
Total costs and expenses                   21,781    20,911           53,905    59,358
                                          --------  --------         --------  --------
Income (loss) before taxes                 (8,306)   (5,088)          (6,236)   (6,601)
                                          --------  --------         --------  --------
Income tax expense (benefit)                 (725)   (1,950)              -     (2,407)
                                          --------  --------         --------  --------
Net income (loss)                         $(7,581)  $(3,138)         $(6,236)  $(4,194)
                                          ========  ========         ========  ========

                                          --------  --------         --------  --------
Primary income per share                  $ (0.37)  $ (0.15)         $ (0.30)  $ (0.20)
                                          ========  ========         ========  ========

Weighted average shares outstanding
 Class A Voting                             3,219     3,250            3,238     3,250
 Class B Non-voting                        17,088    17,553           17,341    17,553
                                          --------  --------         --------  --------
Total                                      20,307    20,803           20,579    20,803
                                          ========  ========         ========  ========

                     See accompanying Notes to Financial Statements.

                         Box Energy Corporation
                   Condensed Statements of Cash Flows
                              (Unaudited)
                             (In thousands)

                                                    Nine Months Ended
                                                       September 30,
                                                     1997        1996
                                                  ---------   ---------
Cash flow provided by operations
  Net income (loss)                               $ (6,236)   $ (4,194)
    Depreciation, depletion and amortization        17,741      13,058
    Amortization of deferred charges                   196         196
    Amortization of premium on marketable
     securities                                         29          13
    Deferred income tax expense (benefit)               -       (2,407)
    Dry hole and impaired property costs             3,823      15,226
    Decrease in accounts receivable                  2,497       1,859
    Decrease (increase) in prepaid expenses and
     other current assets                              495        (756)
    Increase in accounts payable and accrued
     expenses                                        3,719       3,778
    Loss on sale of properties                          68           6
                                                  ---------   ---------
  Net cash flow provided by operations              22,332      26,779
                                                  ---------   ---------
  Cash from investing activities
    Payments for capital expenditures              (27,275)    (31,290)
    Sales and maturities of marketable
     securities                                     10,216      17,020
    Investment in marketable securities               (597)    (21,186)
    Notes receivable - S-Sixteen Holding Company    (7,250)         -
    Principal repayments - S-Sixteen Holding
     Company                                           485          -
    Repurchase common stock                         (3,465)         -
    Proceeds from property sales                       289          82
  Net cash used in investing activities            (27,597)    (35,374)
  Cash from financing activities
    Proceeds from notes payable                      7,000          -
    Payments on notes payable                       (1,000)         -
                                                  ---------   ---------
  Net cash provided by financing activities          6,000          -
                                                  ---------   ---------
Net increase (decrease) in cash and cash
  equivalents                                          735      (8,595)
  Cash and cash equivalents at beginning of
    period                                           2,997      21,644
                                                  ---------   ---------
Cash and cash equivalents at end of period        $  3,732    $ 13,049
                                                  =========   =========


             See accompanying Notes to Financial Statements.

                   Box Energy Corporation
                Notes to Financial Statements
                      September 30, 1997

Note 1.  Accounting Policies and Basis of Presentation

	Box Energy Corporation (the "Company") acquired all of the assets and liabilities of OKC Limited Partnership (the "Predecessor Partnership") on April 15, 1992, in exchange for the common stock of the Company (the "Corporate Conversion"). The common stock was distributed to the general partners, limited partners and other unitholders of the Predecessor Partnership. The Company accounted for the exchange in a manner similar to a pooling of interests and recorded the assets and liabilities at the historical cost of the Predecessor Partnership. References to the Company include the Predecessor Partnership unless otherwise stated.

	S-Sixteen Holding Company ("SSHC") (formerly known as Box Brothers Holding Company ("BBHC")) owns 1.8 million shares or approximately 57% of the Company's outstanding Class A (Voting) Common Stock ("Class A Stock"). On August 29, 1997, entities controlled by Mr.
J. R. Simplot purchased all of the voting shares and approximately 90% of the non-voting stock of BBHC (the "Simplot Transaction"). Mr. Simplot is one of the plaintiffs in the Griffin, et al. v. Box, et al. litigation (the "Griffin Case"). See Note 6. Contingencies - Griffin Case.

	The financial statements are prepared according to the instructions to Form 10-Q and may not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles. The results of operations and financial position for the interim periods presented include all transactions and adjustments which management believe are necessary for fair presentation. All adjustments are of a normal recurring nature. The condensed balance sheet as of December 31, 1996 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read together with the audited financial statements of the Company for the year ended December 31, 1996, which are included in the Company's Form 10-K for the period then ended. The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results for the full year. There were no material changes in the significant accounting policies or details of accounts during the interim periods except as stated below.

Note 2.  Note Receivable - S-Sixteen Holding Company

	On April 29, 1997, the Company lent SSHC $7.25 million. The original May 29, 1997, due date was extended to June 3, 1997, at which time the note receivable was replaced by a new $6.95 million note receivable dated June 3, 1997. The new note receivable matures May 29, 1998, and requires monthly installment payments of principal and interest totaling $100,000 commencing June 29, 1997. The interest rate is equal to the prime rate of Texas Commerce Bank National Association plus 1% until the sixth month when the rate escalates monthly by 0.1% over the previous month's rate. Pledged as collateral under the Amended and Restated Pledge Agreement (the "Pledge Agreement") are the 1.8 million shares of the Company's Class A Stock, 800,000 shares of CKB Petroleum, Inc. ("CKBP") common stock and 800,000 shares of CKB & Associates, Inc. ("Associates") common stock. The pledged stock represents approximately 57%, 94% and 94% of the outstanding shares of the classes stock, respectively. The fair market value of the collateral is required to be $2.00 for each $1.00 of unpaid principal debt. Failure to pay the monthly installment within 10 days and failure to maintain fair market value of collateral are two, among several, actions which constitute events of default under the Pledge Agreement. In the event of default, as defined in the Pledge Agreement, the Company, upon five days' notice to SSHC, has the right to foreclose upon and sell the collateral stock. The Pledge Agreement also provides that upon the occurrence and during the continuance of an event of default, if the collateral has not been foreclosed upon, the Company may direct the vote of the collateral stock.

Note 3.  Notes Payable

	In December 1992, the Company issued $55.1 million of 8 1/4% Convertible Subordinated Notes ("Notes"). The Notes mature December 1, 2002 and are convertible into shares of Class B (Non-Voting) Common Stock ("Class B Stock") at the election of the holder any time before maturity, unless previously redeemed. Interest accrued at 8 1/4% per annum is payable semiannually on each June 1 and December 1. The Company may redeem all or a portion of the Notes any time after December 1, 1995, at 105.775% of the face amount. This percentage decreases .825% each subsequent December 1. The Notes are unsecured and subordinate in right of payment to all existing and future senior indebtedness.

	The Simplot Transaction caused a "change in control" as defined in the Indenture for the Notes (the "Indenture"). On September 22, 1997, in accordance with the Indenture, the Company made an offer to purchase the Notes at 100% of the face amount, plus accrued interest through October 28, 1997 (the "Offer"). The Offer expired on October 22, 1997. On October 28, 1997, the Company repurchased $16.7 million of the Notes outstanding, as a result of this offer to purchase required by the Indenture.

Note 4. Treasury Stock

	During the second and third quarters of 1997, the Company purchased 31,100 shares of Class A Stock and 465,600 shares of Class B Stock at a total cost of $3.5 million, or $6.98 per share. The Company uses the cost method of accounting for the treasury stock. The Board of Directors has approved the repurchase of up to an aggregate 1.0 million shares of the Company's common stock.

Note 5. Reorganization Expense

	Reorganization expense includes employee severance expense, litigation settlement amounts and other costs. The litigation settlement amounts certain other costs were connected with the Simplot Transaction. The expense accrued and recorded through September 30, 1997 was $7.1 million of which $2.2 million has been paid as of that date.

Employee Severance

	The Company's prior management entered into severance agreements with its employees in December 1995. The severance agreements provided between 6 and 18 months' pay plus certain benefits to employees who are terminated by the Company without cause (as defined in the severance agreements) or who resign for good reason. Good reason (as defined in the severance agreements) includes, among other things, any change in benefits or job status that an employee believes is adverse to that employee. Through October 31, 1997, 31 employees have been dismissed, resigned or have notified the Company of their resignation. The 31 employees include three executive officers (Senior Vice President/Operations, Vice President/Marketing and Supply, and Treasurer), ten employees from the operations technical staff (eight explorationists, one engineer and one landman), and 18 other professional or clerical personnel. The total employee severance expense was $3.6 million.

Thomas D. Box Settlement

	In connection with the Simplot Transaction, the Company agreed to pay Thomas D. Box $1.2 million to settle his severance claims and lawsuits against the Company. See Note 7. Contingencies - Thomas D. Box Cases. Thomas D. Box was the Chief Executive Officer and President of the Company before his termination by the Company's Board of Directors in August 1996.

Simplot Settlement

	Further, in connection with the Simplot Transaction, the Company and the plaintiffs in the Griffin Case executed a letter of intent to settle all the litigation brought by the plaintiffs. See Note 7.
Contingencies - Griffin Case. Under the terms of the proposed settlement the Company will pay to Mr. Simplot $1.9 million for attorneys' fees and to Mr. James A. Lyle (one of the plaintiffs in the Griffin Case) $100,000 for attorneys' fees.

Note 6. Related Party Transaction

	Mr. Simplot, through entities controlled by him, controls 57% of the outstanding Class A Stock of the Company and 94% of the outstanding shares of both CKBP and Associates. Under both applicable law and Board of Directors' resolution, transactions with affiliates must be approved by the Board of Directors, be fair and reasonable to the Company and be on terms no less favorable to the Company than can be obtained from an unaffiliated party in an arm's-length transaction.

	CKBP owns a minority interest in the pipeline that transports oil from South Pass Area (offshore Louisiana) to Venice, Louisiana. The pipeline tariff is $2.75 per barrel and is published with the Federal Energy Regulatory Commission. The rate is consistent with all other rates from the South Pass Area to Venice. Transportation incurred and payable to CKBP was $777,000 and $2.4 million for the three and nine months ended September 30, 1997, and $681,000 and $2.1 million for the three and nine months ended September 30, 1996. The purchase and ownership of this pipeline by CKBP has been the subject of litigation in the Griffin Case. See Note 7. Contingencies - Griffin Case.

	Under the Partnership Agreement of the Predecessor Partnership, the general partners were entitled to advancement of litigation expenses in the event they were named parties to litigation in their capacity as general partners. In order to receive such advancements, each general partner was required, in writing, to request advancement of litigation expenses and undertake to repay any advancements in the event it was determined, in accordance with applicable law, that the general partners were not entitled to indemnification for litigation expenses. Each general partner executed such an undertaking agreement in relation to the Griffin Case. Accordingly, the Predecessor Partnership and later the Company, advanced litigation expenses to CKB & Associates, Inc. and Cloyce K. Box (and his estate following his death) in connection with such litigation. No judicial determination has been made that the general partners are not entitled to indemnification for litigation expenses incurred in connection with the Griffin Case. During the three and nine months ended September 30, 1997, the Company advanced $91,000 and $145,000, respectively, for legal expenses related to the Griffin Case and $42,000 and $1.4 million for the three and nine months ended September 30, 1996.

	The Company has a $6.95 million note receivable from SSHC. See
Note 2. Note Receivable - S-Sixteen Holding Company. The balance of the note receivable at September 30, 1997, was $6.77 million.

	During September 1997, the Company recorded $1.9 million payable to Mr. Simplot and $100,000 payable to Mr. Lyle for attorneys' fees in connection with the settlement of the Griffin Cases. See Note 7.
Contingencies - Griffin Case.

	During the nine months ended September 30, 1997, the Company paid executive search fees totaling $76,000 to Preng and Associates Inc., which is a company controlled by a member of the Board of Directors.

Note 7. Contingencies

Griffin Case

	Griffin et al. v. Box et al. was filed in November 1987, in the United States District Court in Dallas, Texas by unitholders, including Mr. Simplot, of the Predecessor Partnership, against the general partners of the Predecessor Partnership and certain of their affiliates. While the plaintiffs brought individual claims, all of which were dismissed before or during the trial, the core of the action was founded upon derivative claims brought on behalf of the Predecessor Partnership and the Company. Chief among these derivative claims was the allegation that the general partners breached the partnership agreement, their fiduciary duties and implied duties in relation to their affiliate's acquisition of an oil pipeline that transports oil from the Gulf of Mexico to Venice, Louisiana. See Note 6. Related Party Transactions.

	Following a jury verdict adverse to the general partners, the court entered judgment, on behalf of the Company, against the general partners for approximately $20.0 million in actual damages and approximately $2.2 million in punitive damages against the individual general partner Cloyce K. Box. In addition, the court imposed a constructive trust on the pipeline revenue of CKBP. On appeal, this judgment was reversed because of inconsistent jury findings on which the judgment was based, and the case was remanded for a new trial on the pipeline derivative claims. Further, the appeals court held that Mr. Lyle had standing to bring the derivative action but remanded for further fact findings regarding the stock ownership status of two of the original plaintiffs, who held a small number of units of the Predecessor Partnership. In June 1997, the district court dismissed, without prejudice, the case for lack of federal jurisdiction. On July 22, 1997, James A. Lyle filed a Notice of Appeal to the Fifth Circuit challenging the District Court's dismissal. This action was subsequently dismissed. Plaintiffs refiled the action in Texas State Court, and on November 4, 1997, the action was dismissed.

	The Company and Mr. Simplot have executed a letter of intent concerning settlement of this litigation. The Company executed the letter in order to avoid continuing litigation. The terms of the settlement are that Mr. Simplot will receive $1.9 million for attorneys' fees from the Company. Mr. Lyle will receive $100,000 for attorneys' fees and has the right to convert 2,500 of his shares of the Company's Class B Stock into a like number of shares of Class A Stock.

Phillips Petroleum Case

	This litigation was filed against the Predecessor Partnership in August 1990 by Phillips Petroleum Company ("Phillips") and is currently pending in Orleans Parish, Louisiana. A non-jury trial was held in April 1997. At this trial, Phillips claimed that pursuant to its 33%
Net Profits interest in South Pass Block 89, it was entitled to receive an overriding royalty for months in which "net profits" were not achieved; that an excessive oil transportation fee was being charged to the Net Profits account; and that the entire $69.6 million lump sum cash payment received by the Predecessor Partnership should have been credited to the Net Profits account instead of the $5.8 million that was credited. On the latter claim, Phillips alleged damages in excess of $21.5 million, while on the first two claims Phillips alleged aggregate damages of several million dollars. Phillips further contended that it was entitled to double damages and cancellation of the farmout agreement that created the Net Profits interest. In addition to contesting the claims of Phillips, the Company asserted a counterclaim at trial that Phillips had breached a settlement agreement regarding previous litigation between the parties and claimed damages in excess of $10.0 million. The parties presented oral arguments to the court on September 3, 1997.

Devere and Nealon Cases

	Two class actions, one styled Melissa Devere v. John F. Arning, Don D. Box, Thomas D. Box, Kent R. Hance, Sr., John L. Kelsey, Alan C. Shapiro, Norman W. Smith, Ewell Doak Walker and Box Energy Corporation, and the other styled Caren M. Nealon and B. Peter Knudson v. John F. Arning, Don D. Box, Thomas D. Box, Kent R. Hance, Sr., John L. Kelsey, Alan C. Shapiro, Norman W. Smith, Ewell Doak Walker, Richard S. Whitesell, Jr. and Box Energy Corporation, were filed in the Chancery Court of Delaware in Wilmington in April and May 1995, respectively. The plaintiffs, who are holders of the Company's Class B Stock, allege that the Company failed to make a proper response to offers or overtures previously made to purchase the Company's stock by Mr. Simplot and Phoenix Canada Oil Co., Ltd. and failed to solicit other offers for the sale of the Company. The Plaintiffs seek to compel the Company to take certain steps intended to result in a sale of the Company and unspecified amounts of damages, attorneys' fees and costs from the individual defendants. The cases were consolidated, and the defendants filed a motion seeking to dismiss the consolidated case. The defendants also filed a motion to stay discovery while the motion to dismiss is pending.

Thomas D. Box Cases

	In August 1996, Thomas D. Box filed suit in state district court in Dallas, purportedly on both his own behalf and on behalf of the Company, against all of his brothers, SSHC (then BBHC) and CKBP. He alleged breaches of fiduciary duties and waste of corporate assets. As remedies, he claimed unspecified monetary damage, attorneys' fees, an accounting and appointment of a receiver for SSHC. He later amended his lawsuit to add the Company and several of its then directors as defendants. In accordance with Delaware law, the Company's Board of Directors appointed a special committee to review the litigation and take any actions the committee, on the advice of independent counsel, deemed necessary. All of Thomas D. Box's claims against the Company were settled in connection with the Simplot Transaction. See Note 5. Reorganization Expense - Thomas D. Box Settlement.

Other Contingencies

	The Company is not a party to any material pending legal proceedings other than the foregoing. If the Company is not successful in the foregoing suits, it is the opinion of the Company that any adverse judgments, other than certain possible results of the Phillips Litigation, would not have a material adverse effect on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	The following discussion is intended to assist in the understanding of the Company's financial position and results of operations and is intended to be read with the financial statements, the related notes to financial statements and the Company's Form 10-K for the year ended December 31, 1996. This discussion contains historical information and certain forward-looking statements that involve risks and uncertainties about the business, long-term strategy, financial condition and future of the Company. Statements concerning results of future exploration, exploitation, development and acquisition expenditures and expense and reserve levels are forward-looking statements. These statements are based on assumptions concerning commodity prices, drilling results and production, and administrative and interest costs that management believes are reasonable based on currently available information of known facts and trends; however, management's assumptions and the Company's future performance are both subject to a wide range of business risks and there is no assurance that these goals and projections can or will be met.

	Box Energy Corporation ("the Company") acquired all of the assets and liabilities of OKC Limited Partnership (the "Predecessor Partnership") on April 15, 1992, in exchange for the common stock of the Company (the "Corporate Conversion"). The Predecessor Partnership then distributed, as part of its liquidation and dissolution, 3,250,110 shares of Class A (Voting) Common Stock (the "Class A Stock") and 17,553,110 shares of Class B (Non-Voting) Common Stock (the "Class B Stock") to the former general partners, limited partners and unitholders of the Predecessor Partnership. After the Corporate Conversion, Cloyce K. Box, one of the former general partners, owned approximately 57% of the outstanding Class A Stock.

	At the time of the Corporate Conversion, Mr. Simplot, Mr. Lyle and others had pending litigation against the Predecessor Partnership concerning voting issues and the purchase of an oil pipeline by a privately controlled affiliate of Cloyce K. Box (the "Griffin Case"). See Notes to the Financial Statements - Note 7. Contingencies - Griffin Case. After his death in October 1993, the Class A Stock was foreclosed upon by Box Brothers Holding Company ("BBHC"). At the time of the foreclosure, BBHC was primarily owned and controlled by the four sons of Cloyce K. Box. A plethora of disputes and lawsuits concerning the control of BBHC arose among the four brothers.

	In March 1997, the Company named an outsider from within the oil and gas industry, James A. Watt, as President and Chief Operating Officer. Mr. Watt, who has significant oil and gas experience, is the first executive from outside the controlling interest of the Company to head the Company. In August 1997, an entity controlled by Mr. Simplot purchased the controlling interest in BBHC (the "Simplot Transaction"). The name of Box Brothers Holding Company or BBHC was changed to S-Sixteen Holding Company or SSHC. In connection with this purchase, Mr. Simplot and the four Box brothers agreed to settle all lawsuits among them and the Company. Mr. Simplot also owns or controls approximately 15% of the outstanding Class B Stock. The Simplot Transaction triggered a requirement (discussed below) that the Company offer to purchase the outstanding 8 1/4% Convertible Subordinated Notes previously issued by the Company. This obligation has had a significant impact on the liquidity of the Company. Moreover, liquidity has further been negatively affected by the employee severance agreements, the Thomas D. Box severance and settlement, and the settlement of the Griffin Case.

Liquidity and Capital Resources

	Box Energy Corporation is an independent oil and gas exploration and production company with activity and properties in three core areas: offshore Gulf of Mexico, Mississippi/Alabama and South Texas. In prior years, the Company's capital expenditures outside the South Pass Area were primarily exploration oriented. The resulting finding and development costs were abysmal when compared to the industry averages. The Company's long-term strategy is, in 1997, to focus on stopping the decline in oil and natural gas reserves and then increase reserves by sustaining an acceptable annual growth rate with finding and development costs which are in line with industry peers. The Company's capital expenditures will entail a balanced exploration, development and acquisition program. Consistent with this new strategy, in August 1997 the Company purchased $12.0 million of producing properties in South Texas. In October 1997, the Company supplemented this acquisition with an additional $2.5 million purchase of an additional working interest in one of these properties. The Company drilled several exploratory wells during the first nine months of this year and will continue to drill additional exploratory wells in the future. For the last quarter of the year, the Company has committed to approximately $4.6 million for drilling costs of exploratory wells and $3.3 million for development projects.

	In connection with the Simplot Transaction, the Company was required by the Indenture covering the Notes to make an offer to repurchase the 8 1/4% Convertible Subordinated Notes. Accordingly on September 22, 1997, the Company made an offer to purchase the Notes at 100% of the face amount, plus accrued interest through October 28, 1997. The offer to purchase expired on October 22, 1997. On October 28, 1997, the Company repurchased $16.7 million of the Notes outstanding.

	Previous management entered into severance agreements with its employees in December 1995. The severance agreements provided between 6 and 18 months' pay plus certain benefits to employees who are terminated by the Company without cause (as defined in the severance agreements) or who resign for good reason. Good reason (as defined in the severance agreements) includes, among other things; any change in benefits or job status that an employee believes is adverse to him or her. During 1996 and 1997, 46 employees were terminated by the Company or resigned for "good reason." The total cost to the Company was $5.6 million for the two years. For the nine months ended September 30, 1997, the Company incurred severance costs totaling $3.6 million of which approximately $2.6 million will be paid by year-end.

	In connection with the Simplot Transaction, the Company paid Thomas D. Box $1.2 million to settle his severance claims and lawsuits against the Company. Thomas D. Box was the Company's Chief Executive Officer and President before his termination in August 1996. Further, the Company and the plaintiffs in the Griffin Case executed a letter of intent to settle all the litigation brought by the plaintiffs. Under the terms of the proposed settlement, which are subject to court approval, the Company will pay to Mr. Simplot $1.9 million for attorneys' fees and to Mr. Lyle $100,000 for attorneys' fees.

	The Company and Phillips Petroleum Company are engaged in a dispute concerning the Net Profits interest in South Pass Block 89. A non-jury trial was held in April 1997. Phillips alleges damages in excess of $21.5 million on one claim and several million dollars on two additional claims. Phillips further contended that it was entitled to double damages and cancellation of the farmout agreement that created the Net Profits interest. Oral arguments were presented to the court September 3, 1997.

	The Company expects to use its current liquidity, cash flow from operating activities and the line of credit facility to fund the capital commitments discussed above. The current liquidity and capital resources could be adversely affected if the Company were to make a significant acquisition of properties, by certain possible outcomes of the Phillips litigation, a material decline in oil or natural gas prices or a material decline in oil and gas production or reserves. On September 30, 1997, the current assets of the Company were $41.2 million which exceeded the current liabilities by $24.4 million compared to current assets exceeding current liabilities by $39.0 million on December 31, 1996. Factors contributing to the decrease in liquidity included a $4.4 million, or 17%, decrease in cash flow from operations, a $3.4 million purchase of treasury stock and capital expenditures totaling $27.3 million. The Company liquidated its portfolio of marketable securities in order to have funds available to purchase the notes that were tendered as a result of the Company's offer to purchase the outstanding Notes. The remaining proceeds from this liquidation have been invested in money market funds.

	Oil and gas revenues less operating expense and Net Profits expense (the "Net Operating Margin") from South Pass Block 89 Platform B ("Platform B") was $11.6 million or 35% of the Company's total Net Operating Margin for the nine months ending September 30, 1997. Natural gas production from Platform B is sold under a long-term contract that has a contract price significantly more than the current spot market price. A significant portion of the Net Operating Margin from Platform B is from one well, Well B-20S, which is the only well currently producing from the U-1/1 reservoir.

	During the first nine months of 1997, the Company observed an increase in oil production from Well B-20S that may, among other things, indicate that the oil column is moving into the perforations of this well. In addition, the Company's net working interest deliverability ("Seller's Delivery Capacity") has declined from 16.2 MMcfgd in September 1995 to 4.1 MMcfgd in September 1997. The decline occurred because of the loss of production from two of the three gas wells drilled into the U-1/1 reservoir and the natural depletion of Well B-20S. A large portion of the remaining oil and gas reserves in the U-1/1 reservoir are classified as proved undeveloped. The Company is contemplating another well or side track of an existing wellbore in the U-1/1 reservoir to maximize the production from this reservoir. Recent discoveries, development wells and acquisitions lessen the Company's dependence on oil and gas revenue from Platform B but may not be adequate to replace the immediate decline in gas revenue from unforeseen mechanical or other problems with Well B-20S.

	During the second quarter of 1994, Box Energy established a one-year line of credit with a bank. The line of credit with a borrowing base of $10.0 million expires in June 1998. The Company renewed the line in 1995, 1996 and 1997. The line of credit is collateralized by the Company's South Pass oil and natural gas properties. The Company has borrowed $6.0 million and has issued letters of credit totaling $250,000 against this line of credit. The Company is currently negotiating an increase in the borrowing base.

	The Company's balance sheets reflect a net deferred income tax asset of $14.7 million on September 30, 1997 and $14.7 million on December 31, 1996. This asset arises primarily as a result of federal income tax loss carryforwards and temporary differences between the book basis and tax basis of the Company's oil and gas properties. The net operating loss carryforwards will begin to expire by 2007. A valuation allowance was recorded against the deferred income tax asset generated this year. Based on the Company's projections, the deferred income tax asset is expected to reverse during the next several years as significant taxable income is generated from Platform B and the reserves near Platform B are depleted. Such projections assume that the Company's natural gas production from Platform B will be sold under its long-term gas sale contract with prices significantly in excess of current market prices. If actual taxable income from future operations were substantially less than the projections, the deferred tax asset would be impaired, causing an increase in the valuation allowance and a significant charge to earnings.

Results of Operations

	The Company recorded a net loss for the third quarter of 1997 of $7.6 million, or $0.37 per share, compared to a net loss of $3.1 million, or $0.15 per share, during the third quarter of 1996. For the nine months ended September 30, 1997, the Company 's net loss was $6.2 million or $0.30 per share, compared to a net loss for the first nine months of 1996 of $4.2 million or $0.20 per share. The net loss resulted primarily from reorganization costs charged during the third quarter and lower natural gas revenues from Platform B.

	Oil sales for the three and nine months ended September 30, 1997, compared to the three and nine months ended September 30, 1996, increased $2.1 million or 16% and $506,000 or 11%, respectively. The increase was primarily a result of a 159,312 and 68,646 barrel increase in oil sales volumes for the three and nine months, respectively. For the nine months ended September 30, 1997, oil production from new wells was 74,638 barrels and increased oil sales revenue by $1.2 million. Oil production for the three months ended September 30, 1997 from new wells was 43,106 barrels and increased oil sales revenue by $697,000. The Moselle Dome property began producing in late March of this year and produced 32,120 and 60,157 barrels of oil during the three and nine months ended September 30, 1997. Oil production from the Indian Wells property increased 25,341 barrels because of the second producing well from this property. Oil production from properties in South Texas, primarily the Smith properties acquired in August, was 11,074 barrels. The remaining increase in oil production for the three and nine months of 1997 was primarily from Platform C and Platform D in South Pass
Blocks 86, 87 and 89 partially offset by a decrease in production on South Pass Block 89 Platform B. For the nine months ended September
30, 1997, average oil prices decreased from $19.33 to $18.22 or 6%. Average oil prices for the third quarter decreased from $19.77 to $16.90 or 15%. These decreases in average prices partially offset the increases in volumes by $795,000 and $709,000, respectively, compared to the three and nine-month periods of 1996.

	For the three and nine months ended September 30, 1997, natural gas sales decreased $3.8 million, or 27%, and $7.0 million, or 20%, respectively. The primarily reason for the decrease was a 1.0 Bcf decrease in natural gas production from South Pass Block 89 Platform B during the first nine months of 1997. This decrease was partially offset by an increase in production from other properties and an increase in the contract gas price for natural gas sales from South Pass Block 89.

	Well B-20 located on Platform B experienced an expected decline in natural gas production. The decrease in production from Platform B has caused natural gas revenues to be $3.6 and $10.3 million lower for the three and nine months ended September 30, 1997, respectively, compared to the same periods in the prior year. Natural gas production from other areas, primarily Platform C producing from South Pass Blocks 86 and 89 and Platform "D" producing from South Pass Block 87 and West Delta Block 128, increased by a net 299,640 Mcf for the nine months ended September 30, 1997 and by 175,373 Mcf for the three months then ended. Such increase partially offset the decrease in gas sales from Platform "B" by $1.7 million and $407,000, respectively.

	Also offsetting the decrease was an increase in the contract price for natural gas sales from South Pass Block 89 subject to the long-term gas sales contract which increases 10% per year and resulted in additional natural gas revenues for the first nine months of 1997 of $941,000. The average sales price for spot gas sales increased slightly from $2.51 per Mcf to $2.59 per Mcf for the nine months ended September 30, 1996 and 1997, respectively. The increase in spot prices increased natural gas revenues by $185,000.

	Operating costs and expenses and transportation expense during the three and nine months ended September 30, 1997 compared to the same period in the prior year did not vary significantly. Net Profits expense decreased $299,000 or 14% for the three months ended September 30, 1997 and $2.6 million or 29% for the nine months ended September 30, 1997 when compared to the respective periods in the prior year. The decrease in Net Profits expense primarily resulted from lower oil and natural gas revenues from South Pass Block 89 partially offset by a decrease in capital and operating expenses charged to the Net Profits account.

	Exploration expense decreased $3.1 million or 54% during the three months ended September 30, 1997, compared to the three months ended September 30, 1996. Exploration expense decreased $11.4 million or 64% during the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. The decrease occurred because of lower dry hole costs of $3.5 million and $11.4 million for the third quarter and nine months ended September 30, 1997. During the second quarter of 1996, the Company drilled a dry hole on Ship Shoal Block 352 at a total cost of $7.8 million. During the third quarter of 1996 the Company drilled dry holes on High Island Block 576 and West Cameron
365. The remaining decrease in dry hole costs was from various other onshore wells.

	Depreciation, depletion and amortization increased $700,000, or 15%, and $4.7 million, or 36%, for the three and nine months ended September 30, 1997, respectively. The increase resulted for the following three reasons: First, the cost base subject to depreciation, depletion and amortization was higher in 1997 compared to 1996 primarily due to the reallocation of platform capital costs on Platforms C and D in South Pass Blocks 86 and 87. Second, several new properties became producing properties after the third quarter of 1996 and therefore were subject to depreciation, depletion and amortization. Finally, the Company achieved an increase in production from Platforms C and D in the South Pass area.

	For the three months ended September 30, 1997, compared to the same period in the prior year, general and administrative expense decreased $543,000 or 25%. The decrease resulted from lower salaries of $243,000, professional services of $127,000 and settlement expense of $100,000. These were partially offset by increased director's fees of $167,000. General and administrative expenses for the first nine months of 1997 decreased $739,000 or 13% due to decreases in almost all line items. However, the largest decreases came from lower salaries of $515,000 or 21% and reduced professional fees of $206,000 or 46%.

	Reorganization expense for the third quarter includes payments to employees under the employee severance agreements and legal fees or other charges that relate to or were paid because of the Simplot
Transaction. Reorganization costs accrued or paid are as follows:
employee severance payments $3.6 million, Thomas D. Box severance and legal claims and fees $1.2 million, Mr. Simplot and Mr. Lyle $2.0 million and other associated expenses $300,000.

	For the nine months ended September 30, 1997, the Company generated a deferred income tax benefit because of the net loss before income taxes. The deferred income tax benefit generated also increases the deferred income tax asset. However, the Company increased the valuation allowance for the deferred income tax asset generated by the net loss before income taxes. The valuation allowance partially offset the income tax expense for the three months ended September 30, 1997 and totally offset the deferred income tax benefit for the nine months ended September 30, 1997. The income tax benefit recorded in the three months ended September 30, 1997 is the reversal of the deferred income tax expense recorded during the first six months of 1997.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

	Incorporated herein by this reference is the discussion of litigation set forth in Part I, Item 1, Notes to the Financial
Statements - Note 7. Contingencies of this Form 10-Q.

Item 2.  Changes in Securities

	None

Item 3.  Defaults upon Senior Securities

	None

Item 4.  Submission of Matters to a Vote of Security Holders

	None

Item 5.  Other Information

	A change of control of the Company occurred on August 29, 1997, as described in a Schedule 13D dated August 29, 1997 (the "Simplot
Schedule 13D"), filed on behalf of Box Brothers Holding Company ("BBHC"); BBHC Acquisition Co., L.L.C., a Delaware limited liability company (the "LLC"), as the owner of the common stock described in the following paragraph; S-Sixteen Limited Partnership, an Idaho Limited Partnership, ("S-Sixteen), which is the sole member of the LLC; the J.
R. Simplot Self-Declaration of Revocable Trust, dated December 21, 1989, an intervivos revocable trust of which Mr. J. R. Simplot is the trustee and beneficiary (the "Trust"), which is the sole general partner of S-Sixteen; and Mr. J. R. Simplot. On October 31, 1997, BBHC changed its name to S-Sixteen Holding Company.

	On August 29, 1997, the LLC purchased, in privately negotiated transactions pursuant to a certain Master Settlement Agreement, all 33 shares of the outstanding Class A (Voting) Common Stock of BBHC and 38,472 of the 42,875 outstanding shares of Class B (Nonvoting) Common Stock of BBHC from Thomas D. Box, Don Box, Douglas Box, Gary Box, and entities controlled by them. The Simplot Schedule 13D states that the LLC purchased the securities with $21.8 million of working capital contributed by S-Sixteen, none of which was borrowed funds. As part of the purchase, Mr. Simplot also agreed to offer to purchase the remaining 4,403 shares of outstanding BBHC Class B Common Stock, and such transaction was effected on October 17, 1997, through the redemption of such shares by BBHC with funds lent to BBHC by the LLC.

	S-Sixteen Holding Company is the record and beneficial holder of 1,840,525 shares (57.2%) of the outstanding Class A Stock of the Company. In connection with the LLC's purchase of BBHC common stock, the Board of Directors of the Company expanded the size of the Board of Directors of the Company to ten members and elected Mr. James A. Watt, Mr. David H. Hawk and Mr. James Arthur Lyle to fill the newly created directorships. According to the Simplot Schedule 13D, Mr. Hawk and Mr. Lyle previously were members of a group with Mr. Simplot for purposes of filing a prior Schedule 13D relating to beneficial ownership of limited partnership interests in the Predecessor Partnership. The Simplot Schedule 13D states that Mr. Simplot will review with the Board of Directors of the Company the qualifications, background, willingness to serve, and other factors relating to each of the current members of the Board of Directors with a view to evaluating which members of the Board will continue to serve as Directors, and that Mr. Simplot may nominate himself or others to the Board of Directors in the future. Mr. Simplot has agreed with the Company not to replace current members of the Board of Directors until such time as a proposed settlement of certain litigation involving the Company that was brought by Mr.
Simplot and others against the Box brothers and others is either approved or disapproved by a majority of the Board of Directors, excluding Mr. Hawk and Mr. Lyle.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

	3.1*		Certificate of Incorporation, as amended.

	3.2++		By-Laws, as amended.

	4.1*		Form of Indenture.

	10.1*		Amended and Restated Certificate and Articles of
			Limited Partnership of OKC Limited Partnership.

	10.2*		Restatement and Amendment of Gas Purchase Contract
			dated July 15, 1982, as amended on April 19, 1989.

	10.3*		Farmout Agreement with Aminoil USA, Inc. effective
			May 1, 1977, dated May 9, 1977.

	10.4*		Transportation Agreement with CKB Petroleum, Inc.
			dated March 1, 1985, as amended on April 19, 1989.

	10.5*		Agreement of Compromise and Amendment to Farmout
			Agreement, dated July 3, 1989.

	10.6*		Settlement Agreement with Texas Eastern Transmission
			Corporation, dated November 14, 1990.

	10.7*		Guarantee of Panhandle Eastern Corporation, dated
			November 21, 1990.

	10.8*		Bill of Sale and Assumption of Obligations from OKC
			Limited Partnership, dated April 15, 1992.

	10.9*		Asset Purchase Agreement, dated April 15, 1992.

	10.10*	1992 Incentive Stock Option Plan of Box Energy
			Corporation.

	10.11*	1992 Non-Qualified Stock Option Plan of Box Energy
			Corporation.

	10.12**	Pension Plan of Box Energy Corporation, effective
			April 16, 1992.

	10.13#	First Amendment to the Pension Plan of Box Energy
			Corporation, dated December 16, 1993.

	10.14##	Second Amendment to the Pension Plan of Box Energy
			Corporation dated December 31, 1994.

	10.15+	Form of Executive Severance Agreement dated as of
			December 12, 1995, by and between Box Energy
			Corporation and key employees.

	10.16+	Form of Letter Agreement regarding severance benefits
			dated as of December 12, 1995, by and between Box Energy Corporation and employees not covered by Executive Severance Agreements.

	10.17***	Amended and Restated Promissory Note between Box
			Energy Corporation and Box Brothers Holding Company.

	10.18***	Amended and Restated Pledge Agreement between Box
			Energy Corporation and Box Brothers Holding Company.

	10.19***	Agreement by and between Box Energy Corporation and
			James A. Watt.

	11.1		Statement regarding computation of income per share.

	27		Financial Data Schedule.

(b)	The Company filed two Forms 8-K during the quarter ended
	September 30, 1997.

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

++Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1996 filed with the Commission and effective on or about March 30, 1997.

***Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 1997 filed with the Commission and effective on or about August 12, 1997.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       					BOX ENERGY CORPORATION


Date: November 14, 1997    	By: (James A. Watt)
      -------------------		     --------------------------
					                       James A. Watt
					                       President and
                             Chief Operating Officer



Date: November 14, 1997     By: (J. Burke Asher)
      -------------------		     --------------------------
					                       J. Burke Asher
				                       	Chief Accounting Officer