Form 10-K
period 1997-12-31
REMINGTON OIL & GAS CORP
filed 1998-03-30
CIK 874992

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              Form 10-K
(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the fiscal year ended December 31, 1997

                                 OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from         to

                  Commission file number 1-11516

                 REMINGTON OIL AND GAS CORPORATION
      (Exact name of registrant as specified in its charter)

         Delaware					              75-2369148
(State or other jurisdiction of
incorporation or organization)	(I.R.S. employer identification no.)

8201 Preston Road, Suite 600, Dallas, Texas 		75225-6211
(Address of principal executive offices)		  	(Zip code)

Registrant's telephone number, including area code: (214) 890-8000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of each class	               Name of each exchange on which
                                                registered

Class A (Voting) Common Stock,
        $1 Par Value				Pacific Stock Exchange
Class B (Non-Voting) Common Stock,
        $1 Par Value				Pacific Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant on March 26, 1998 was $8,243,910. On that date, the number of outstanding shares of Class A (Voting) Common Stock, $1 par value, was 3,221,510, and the number of outstanding shares of Class B (Non-Voting) Common Stock, $1 par value, was 17,128,738.

     Registrant's Registration Statement filed on Form S-2 effective December 1, 1992 for its 8 1/4% Convertible Subordinated Notes is incorporated by reference in Part IV of this Form 10-K.

                                FORM 10-K
                  REMINGTON OIL AND GAS CORPORATION
                            Table of Contents

                                 PART I

ITEM 1.  BUSINESS.                                                 3

ITEM 2.  PROPERTIES.                                               6

ITEM 3.  LEGAL PROCEEDINGS.                                       11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.     11

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.                                     12

ITEM 6.  SELECTED FINANCIAL DATA.                                 13

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.                     13

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.             20

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.                     41

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.      41

ITEM 11. EXECUTIVE COMPENSATION..                                 45

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.                                          55

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.          57

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K.                                             59

PART I

ITEM 1.  BUSINESS.

THE COMPANY

     Remington Oil and Gas Corporation, formerly known as Box Energy Corporation, (the "Company" or "Remington") is an independent oil and gas exploration and production company with activity and properties in the Gulf of Mexico, Mississippi, Alabama, Texas and New Mexico. Remington is incorporated in Delaware with its executive offices located at 8201 Preston Road, Suite 600, Dallas, Texas 75225-6211 (telephone number 214/890-8000). The Company employed 15 people on December 31, 1997. Originally organized in 1981 as OKC Limited Partnership (the "Partnership"), the Company converted to a corporation on April 15, 1992 (the "Corporate Conversion"). The Corporate Conversion involved the exchange of the Company's common stock for the assets and liabilities of the Partnership. The Partnership distributed the common stock to its partners and other unitholders on a one-for-one basis and then dissolved.

     The Company has two classes of stock, Class A (Voting) Common Stock ("Class A Stock") and Class B (Non-Voting) Common Stock ("Class B Stock"). Class A Stock carries voting rights while no voting rights are carried by the Class B Stock, unless otherwise required by Delaware law. However, both classes are entitled to equal participation in earnings, dividends and liquidation proceeds. Unless otherwise required by the context, the term "Company" or "Remington" includes Remington Oil and Gas Corporation, Box Energy Corporation and the Partnership.

     S-Sixteen Holding Company ("SSHC"), formerly known as Box Brothers Holding Company ("BBHC"), owns 1.8 million shares or approximately 57% of the Company's outstanding Class A Stock. In August 1997, entities controlled by Mr. J. R. Simplot purchased BBHC (the "Simplot Transaction").

LONG-TERM BUSINESS STRATEGY

     The Company is primarily engaged in one industry segment and one line of business, which is finding, developing, and producing oil and natural gas reserves. The Company's strategy for 1997 was to focus on stopping a decline in oil and natural gas reserves. The Company accomplished this objective by increasing oil and natural gas reserves at December 31, 1997 by approximately seven percent on a barrel of oil equivalent ("BOE") basis over oil and natural gas reserves at December 31, 1996. The long-term strategy for the future will now focus on increasing reserves by sustaining an acceptable annual growth rate for reserves with finding and development costs in line with industry peers. Capital expenditures, financed primarily by operating cash flow, will entail a balanced exploration, development and acquisition program.

     Natural gas production from one of the Company's producing properties, South Pass Block 89, is subject to a gas sales contract containing prices substantially higher than current spot market prices. Part of the strategy also includes developing the full potential of this block.

     The Company employs operational, technical and support staff that conduct independent evaluations of the acquisition, exploration and development activities in three core areas, Gulf of Mexico, Mississippi/Alabama and onshore Gulf Coast area. Remington owns three 3-D workstations and utilizes current technology to generate oil and gas prospects in its core areas and review outside generated oil and gas prospects which are available for acquisition, farm-in or working interest participation.

COMPETITION

     The Company faces competition from large integrated oil and gas companies, independent exploration and production companies, private individuals and sponsored drilling programs. The Company competes for operational, technical and support staff, options and/or leases on prospective oil and natural gas properties and sales of products from developed properties. Many of the Company's competitors have significantly more financial, personnel, technological and other resources available. In addition, some of the larger integrated companies may be better able to respond to industry changes including price fluctuations, oil and gas demands and governmental regulations.

MARKETS

     The Company sells its oil production based upon a market price for crude oil as posted from day to day by major purchasers. The applicable posted price is modified for crude oil quality, refined product yields, geographical proximity to refineries and availability of transportation facilities. In certain areas, because of the volume produced, the Company negotiates a premium over the posted prices. Oil prices fluctuate significantly over time because of changes in supply and demand, changes in refinery utilization, levels of economic activity throughout the country and political developments throughout the world.

     The Company sells its natural gas production from South Pass Block 89 under a sales contract with Texas Eastern Transmission Company ("Texas Eastern") which expires on July 15, 2002. In November 1990, the Company settled litigation with Texas Eastern. Part of the settlement modified the original gas sales contract by lowering the price paid, limiting the production sold from the northern portion of South Pass Block 89 to 15.0 Bcf and exempting production from sands beneath the U-sand horizon. In January 1998, the Company received $12.35 and $6.84 per Mcf for natural gas sold under the contract from wells in the southern and northern portion of South Pass Block 89, respectively. Prices for gas sold under the gas contract increase 10% on January 1 of each year. Texas Eastern is obligated to take or pay for 80% of the Company's delivery capacity (i.e., the maximum efficient flow rate based on periodic field deliverability tests) of gas well gas. Texas Eastern is required to take and pay for 100% of the casinghead gas. Casinghead gas is gas produced from "oil wells," as distinguished from gas produced from "gas wells." The gas sales contract expressly provides that Texas Eastern assumes any and all regulatory risks associated with the performance of the contract and waives any right to assert that it is not obligated to perform under the contract by reason of economic, governmental or regulatory conditions or changes, including action by a regulatory agency such as the Federal Energy Regulatory Commission ("FERC"). PanEnergy Corporation, the parent company of Texas Eastern, guarantees all of the obligations of Texas Eastern under the contract.

     The Company sells its non-contract natural gas production at spot market prices or a derivation thereof. Late in 1997, the Company began to use a third party to market a significant portion of its non-contract natural gas production. Natural gas spot market prices fluctuate significantly because of changes in supply and demand, seasonal or extraordinary weather patterns and levels of economic activity throughout the country.

MAJOR CUSTOMERS

     Purchases by BayOil (USA), Inc. during 1997 and 1996 represented 31% and 18%, respectively, of the Company's total oil and natural gas revenues. Marathon Oil Company's purchases during 1995 accounted for 25% of the total oil and natural gas revenues for that year. Purchases by Texas Eastern during 1997, 1996 and 1995 represented 42%, 51%, and 70%, respectively, of the total oil and natural gas revenues.

RISK OF COMPANY OPERATIONS

     Exploration, development and production operations involve a high degree of risk. Unprofitable efforts may result not only from dry holes but also from marginally productive wells that do not produce oil or gas in sufficient quantities to return a profit on the amounts expended. The Company is dependent upon production from wells in the South Pass area and upon the continued performance by the natural gas purchaser under the Company's long-term gas sales contract covering South Pass Block 89. The loss of one well or such contract could cause a material decline in revenues, cash flow and profitability. The utilization of 3-D seismic data or other technology to identify and define the parameters of drilling prospects may be unprofitable in situations where the interpretation of the data determines that a prospect should not be drilled or indicates that a prospect should be drilled which later proves to be unproductive. The success of the Company's operations depends, in part, upon the ability and continued employment of its management and technical personnel. Accordingly, there is no assurance that the Company's oil and gas drilling or acquisition activities will be successful, that significant additional production will be obtained, that any such production, if obtained, will be profitable or that the Company's management and technical personnel will make correct decisions or continue to be employed.

     The Company's operations are subject to all of the operating hazards and risks normally incident to drilling for and producing oil and gas, such as title risks, exploration risks, geophysical interpretation risks and risks of encountering unusual or unexpected formations and pressures, blowouts, environmental pollution and personal injury. The Company maintains general liability insurance and insurance against blowouts, redrilling expenses and certain other operating hazards, including certain pollution risks. If the Company sustains an uninsured loss or liability, or if the amount of loss exceeds the limits of its insurance, its financial condition may be materially adversely affected.

GOVERNMENTAL REGULATION

Oil and Gas Operations

     As an oil and gas company, Remington is subject to numerous federal and state regulations as it pursues its domestic exploration, production and oil and natural gas sales activities. Current regulations are constantly reviewed at the same time that new regulations are being considered and implemented. This regulatory burden upon the oil and gas industry increases its cost of doing business and consequently affects its profitability. These burdens are increased because the Company holds federal leases which, as government contracts, require the Company to comply with numerous regulations not focused simply on the oil and gas industry but on government contractors as a whole. These regulations increase the Company's general and administrative costs.

     State regulatory agencies further exert a regulatory burden on the Company. State regulations relate to virtually all aspects of the oil and gas business including drilling permits, bonds and operation reports. In addition, many states have regulations relating to or pooling of oil and gas properties, maximum rates of production and spacing and plugging and abandonment of wells.

Environmental

     Remington's oil and gas operations are subject to stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. The Company's costs associated with environmental compliance, while not yet of a material amount, have increased over time and the Company expects such costs to rise in the future. Moreover, the cost of compliance with federal legislation and its state counterparts, such as the Oil Pollution Act of 1990 and the Clean Water Act together with their Amendments could have a significant impact on the financial ability of the Company to carry out its oil and gas operations. The legislation and accompanying regulations could impose financial responsibility requirements, liability features and operational requirements which the Company cannot profitably satisfy.

     The laws, which require or address environmental remediation, apply retroactively to previous waste disposal practices. In many cases, these laws apply regardless of fault, legality of the original activities or ownership or control of sites. Liability under these laws can result in severe fines and cleanup costs being levied against the liable party. The Company has never been a liable party under these laws nor has it been named a potentially responsible party for waste disposal at any site. The potential for sudden and unpredictable liability under these environmental laws is an issue of increasing importance to the Company and, indeed, the oil and gas industry as a whole.

OTHER BUSINESS CONDITIONS

     Except for its oil and gas leases with third parties, the Company has no material patents, licenses, franchises or concessions which it considers significant to its oil and gas operations. The nature of the Company's business is such that it does not maintain or require a "backlog" of products, customer orders or inventory. The Company has not been a party to any bankruptcy, reorganization, adjustment or similar proceeding. Generally, the Company's business activities are not seasonal in nature. However, weather conditions affect the demand for natural gas and can hinder drilling activities. Demand for natural gas is typically higher during winter months.

ITEM 2.  PROPERTIES.

OIL AND GAS PROPERTIES

     Certain information required by this Item is incorporated herein by reference from Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 8. "Financial Statements and Supplementary Data" and Note 12. Notes to Financial Statements. The following table presents the Company's gross and net acreage at December 31, 1997.


                                  Undeveloped            Developed
                                Gross       Net        Gross      Net

Offshore Gulf of Mexico        75,646     36,672      23,534     6,094
Onshore Gulf Coast             39,339      6,200      16,500     3,316
Mississippi/Alabama            31,096     13,644         860       607
Other                           4,951      2,746         754       189
Total                         151,032     59,262      41,648    10,206

     The following table presents the Company's net proved oil and natural gas reserves by area at December 31, 1997 as evaluated by Netherland, Sewell and Associates, Inc. and Miller and Lents, Ltd.

                                  Oil (MBbls)             Gas (MMcf)
                                Gross       Net        Gross      Net

Offshore Gulf of Mexico        10,043      2,211     141,457    30,234
Onshore Gulf Coast              4,971        944      41,173     6,273
Mississippi Alabama             2,136      1,271           0         0
Other                             110         25         164        36
Total                          17,260      4,451     182,794    36,543

OFFSHORE GULF OF MEXICO

     Oil and natural gas reserves totaling 2.2 million barrels of oil (MMBbls) and 30.2 billion cubic feet of gas (Bcf) in the Gulf of Mexico, represent approximately 50% and 83% of Remington's total net oil and natural gas reserves, respectively. The Company has and continues to diversify its offshore portfolio away from the South Pass area through new lease purchases, evaluation of submittals of others and evaluation of acquisition opportunities. The Company owns three 3-D workstations for evaluating offshore prospects and has purchased an extensive database of both 2-D and 3-D seismic for reviewing exploration and development opportunities. The Company owns several undeveloped offshore blocks that, depending on rig availability and partner approvals, will be drilled in 1998 or beyond. The following table presents the proved oil and natural gas reserves for major properties in the Gulf of Mexico at December 31, 1997.

                                  Oil (MBbls)            Gas (MMcf)
                                Gross       Net       Gross      Net

South Pass 89                   4,516        943     48,660    10,140
South Pass 87                   2,920        709     42,314    10,993
South Pass 86                     953        199     16,804     3,501
Eugene Island 135                 942        118     27,165     3,396
West Cameron 170                  712        242      6,400     2,172
Main Pass 262                       0          0        114        32
Total                          10,043      2,211    141,457    30,234

South Pass Block 89

     The Company acquired South Pass Block 89 through a farmout from Aminoil USA, now Phillips Petroleum Company ("Phillips") in 1977. The Company has a 25% working interest burdened with a 33% Net Profits Interest ("NPI") to Phillips pursuant to the original farmout. Remington and Phillips are currently involved in litigation concerning the calculation of the NPI. See Item 3. "Legal Proceedings." Marathon Oil Company ("Marathon") is operator of the block. The Company's natural gas production is subject to a gas sales contract through July 15, 2002 with Texas Eastern Transmission Company. See Item 1. "Business-Markets."

     Platform B was installed in South Pass Block 89 in 1991 and has produced 48.7 MMBO (10.2 MMBO net) and 174.6 BCFG (36.4 BCFG net). The U-sand is the primary reservoir on the block with the beds orientated almost vertically adjacent to a sub-surface salt dome. At December 31, 1997, one well was producing from this reservoir and 11 wells were producing from shallower reservoirs. The Company's reserve report requires an additional well to produce all the reserves defined.

     The Company is producing two wells from Platform C, into the northern portion of South Pass Block 89. The platform is physically located on South Pass Block 86, immediately to the north of South Pass Block 89. The two wells in South Pass Block 89 are completed in the U-sand reservoir, but in an isolated fault block separated from the U-sand production from Platform
B. The U-sand reservoir in this location is not as structurally complex as at Platform B. Cumulative production from the C Platform wells completed in South Pass Block 89 as of December 31, 1997 was 5.2 MMBbls (1.08 MMBbls net) and 28.5 Bcf (5.9 Bcf net). The platform was installed in 1992 and Marathon is the operator.

South Pass Block 87, West Delta Block 128

     Platform D, located on South Pass Block 87 to the northwest of South Pass Block 89 was installed in 1995 with Marathon as operator. There are five wells producing from South Pass Block 87 and West Delta Block 128. The Company has a 33% working interest in the four wells in South Pass Block 87 and a 20% working interest in one well in West Delta Block 128. Cumulative production from Platform D, all of which has been from the U-sand through December 1997 was 5.0 MMBbls (1.0 MMBbls net) and 24.9 Bcf (5.2 Bcf net). Additional drilling is anticipated on this block in 1998.

South Pass Block 86

     The Company completed five wells from Platform C in the southern portion of South Pass Block 86. The Company has a 25% working interest in the block and Marathon is the operator. The primary reservoir is the U-sand. Cumulative production from 1992 to December 31, 1997 was 3.6 MMBbls (748 MBbls net) and 16.6 Bcf (3.5 Bcf net).

Eugene Island Block 135

     The Company acquired a 15% working interest in the block in 1995, drilled, and successfully tested the #1 well in 1996. In 1997, a platform was installed, the A-1 well completed, the A-2 well drilled and completed and the A-3 well partially drilled. Enron Oil and Gas Company is operator of the block. The A-3 well will be completed in 1998 and additional drilling may be proposed. Production from Eugene Island Block 135 commenced in the last quarter of 1997 with cumulative production of 83 MBO (10 MBO net) and 600 MMCFG (76MMCFG net). The Company acquired a 20% working interest in Eugene Island Blocks 153 and 154 immediately to the south of Eugene Island Block 135 in 1997.

West Cameron Block 170

     The Company acquired a 42% working interest in this block in 1997. CXY Energy Offshore, Inc. ("CXY") is the operator and the block has a production platform in place. Drilling commenced on the #2 well in 1997 and the well logged sufficient pay to book proved oil and natural gas reserves in the shallow portion of the hole before year-end. Deeper pays have been drilled in the well and it is anticipated to be completed in 1998. The deeper pays are not included in the December 31, 1997 proved oil and natural gas reserves. The Company anticipates additional drilling on this block before the end of 1998.

Main Pass Block 262

     The Company completed three wells from the platform on this block in 1996 and 1997. The Company has a 33% working interest in the block and CXY is the operator. These wells did not perform as anticipated and the undepreciated cost of the wells was impaired in the fourth quarter of 1997. The Company anticipates drilling a deeper exploratory test well from the platform in 1998.

MISSISSIPPI/ALABAMA

     In the onshore Mississippi/Alabama area, the Company's proved oil reserves are 1.3 MMBbls representing approximately 29% of Remington's net proved oil reserves at December 31, 1997. Currently, the Company has an interest in two developed fields and one developing field. Using outside consultants, the Company has developed several prospects for drilling in 1998 and beyond. This program is anticipated to continue using a database of 2-D data coupled with specific 3-D data on field discoveries. The following table presents the proved oil reserves attributable to Mississippi/Alabama at December 31, 1997.

                                                  Oil (MBbls)
                                             Gross           Net

East Melvin                                    103            43
Indian Wells                                   355           261
Parker Creek                                 1,678           967
Total                                        2,136         1,271

East Melvin Field

     The East Melvin field, located in Choctaw County, Alabama, is a two-well field that produces from the Smackover formation. The Company has a 52% working interest in the field. The second well in the field was drilled in 1997 and is anticipated to be completed in 1998. The Company does not expect any further development of this field.

Indian Wells Field

     The Indian Wells field is located in Jasper County, Mississippi and produces from the Rodessa formation. The Company has a 92% working interest in the field. Two wells are completed in the field and no additional development is anticipated.

Parker Creek Field (formerly Moselle Dome Prospect)

     The Parker Creek field is on the flank of a salt dome located in Jones County, Mississippi. The first well drilled in 1996 and completed in 1997 encountered pays from the shallow Eutaw and Tuscaloosa interval above 8000 feet and the Hosston interval below 14,000 feet. The Company completed this first deep well in the Hosston interval in the first quarter of 1997. The Company completed a second well, the first shallow well completion, in the Tuscaloosa interval during the third quarter of 1997. The shallow Eutaw and Tuscaloosa are heavy oils. In the fourth quarter of 1997, the Company began drilling both a second deep well and a second shallow well. Both wells will be completed and producing in 1998. A newly acquired 3-D seismic survey is scheduled to be completed in the summer of 1998. Additional drilling is anticipated in the field after interpretation of the 3-D seismic survey is completed. During the partial year of 1997, the field produced 162 MBbls (98 MBbls net).

ONSHORE GULF COAST

     The Company's net proved oil and natural gas reserves in the onshore Gulf Coast area are 944 MBbls and 6.2 Bcf, representing approximately 21% and 17% of the net proved oil and natural gas respectively. The Company initiated an active acquisition program in this area in 1997 along with participating in an active exploration program conducted by Suemaur Exploration, Inc. This exploration program has resulted in 3-D surveys defining several prospects that are anticipated to be drilled in 1998 and beyond. The acquisition program resulted in one acquisition of an interest in six separate fields in 1997. The Company anticipates using the knowledge gained from participating in the various 3-D surveys not only to develop new prospects but to better define the upside opportunities within the fields acquired. The following table presents the proved oil and natural gas reserves from the major properties in the Onshore Gulf Coast area at December 31, 1997.

                                Oil (MBbls)             Gas (MMcf)
                            Gross         Net       Gross        Net

W. Buna                     4,324         874      19,919      3,628
Other                         647          70      21,254      2,645
Total                       4,971         944      41,173      6,273

West Buna Field

     This field, located in Jasper and Hardin counties, Texas is the largest field of the six-well group of fields acquired in 1997. The field currently has 23 wells producing from the Wilcox formation. Additional drilling and workover operations are anticipated in 1998. The Company has approximately a 30% working interest in the field.

PRODUCING WELLS

     The following table presents a summary of the gross and net producing wells by core area for the years ended December 31, 1997, 1996 and 1995. Productive wells are producing wells and wells capable of production but do not include wells awaiting completion or the installation of a platform. Gross wells refer to the total producing wells in which the Company owns an interest. Net wells represent the gross wells multiplied by the Company's working interest percentage.

                                1997             1996             1995
                            Gross   Net      Gross   Net      Gross   Net

Oil Wells
  Gulf of Mexico              17    4.37       18    4.61       25    6.28
  Mississippi and Alabama      6    4.38        5    3.53        2    1.00
  Onshore Gulf Coast           3     .28        2    0.21        -      -
  Other                        3     .81        3    0.81        1    0.31
    Total                     29    9.84       28    9.16       28    7.59

Gas Wells
  Gulf of Mexico              10    2.46        9    2.57        4    1.16
  Mississippi and Alabama      -     -          -     -          -      -
  Onshore Gulf Coast          78   18.24        3    0.53        -      -
  Other                        -     -          -     -          -      -
    Total                     88   20.70       12    3.10        4    1.16

DRILLING ACTIVITIES

     The following is a summary of the Company's exploration and development drilling activities for the past three years by core area:





                         1997                      1996                      1995
                  Gross        Net          Gross        Net          Gross        Net
                Prod. Dry  Prod. Dry     Prod. Dry   Prod.  Dry     Prod .Dry   Prod. Dry
Exploratory
 Gulf of
  Mexico         2    2    .30   .42      4     4    1.15   1.15     1    1     .25   .33
 Mississippi
  and Alabama    1    2    .80  1.84      2     8    1.65   5.81     1    1     .52   .25
 Onshore Gulf
  Coast          -    2     -    .32      4     5     .60   1.87     1    4     .47  1.56
 Other           -    1     -    .40      2     4     .50   1.72     1    1     .30   .35
   Total         3    7   1.10  2.98     12    21    3.90  10.55     4    7    1.54  2.49

Development
 Gulf of
  Mexico         1   -     .25    -       -     -      -      -      1    -     .33    -
 Mississippi
  and Alabama    1    3    .76  2.42      1     2     .94   1.87     2    -     .89    -
 Onshore Gulf
  Coast          3    -    .82    -       -     -      -      -      -    -      -     -
 Other           -    1     -    .35      -     -      -      -      -    -      -     -
   Total         5    4   1.83  2.77      1     2     .94   1.87     3    -    1.22    -

</TABLE




     At December 31, 1997, the Company had an interest in six (1.77 net to Remington) wells in progress.

OPERATING AGREEMENTS

     The Company typically owns its interests in oil and gas properties subject to joint operating agreements naming another company as operator of the property. Many of the agreements grant the operator a lien on the Company's interests to secure payment of the Company's share of expenses.
Being a non-operator is advantageous to the Company by not requiring the Company to employ an operational staff, but is disadvantageous in that the Company foregoes certain control over the property as a non-operator. The
Company may become an operator of certain properties in 1998.

TITLE TO PROPERTIES

     The Company's oil and gas properties are subject to customary royalty interests, liens incident to operating agreements and liens for other burdens, including other mineral encumbrances and restrictions. Such burdens, encumbrances or other restrictions do not materially interfere with the normal operations of such properties. After a thorough examination of title to its properties, the Company believes that it is vested with satisfactory title to such properties. The Company does a preliminary investigation of titles on all undeveloped properties and obtains a full title opinion before commencement of drilling operations.

NON-OIL AND GAS PROPERTIES

     The Company owns approximately 7,800 surface acres in several non-contiguous tracts of land in Southern Louisiana and Southern Mississippi.
Outside parties lease several of the tracts for farming, grazing, timber, sand and gravel, camping, hunting and other purposes. Gross operating revenues from these real estate properties in 1997 totaled $224,000. The
Company intends to divest these properties, although the timing and the amount of sales proceeds from the disposition of these properties is unknown.

OFFICE LEASE

     The Company leases office space in Dallas, Texas covering approximately 33,000 square feet. In January 1998, the Company amended the current lease effective April 1998. The amended lease extends the term an additional 10 years and reduces the leased office space to approximately
17,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS.

     The information required by this Item is incorporated herein by reference to Item 8. "Financial Statements and Supplementary Data." - Note
11. Notes to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 4, 1997, the Company held its annual stockholders' meeting to elect members to the Company's Board of Directors, adopt the 1997 Stock
Option Plan, adopt the Non-Employee Director Stock Purchase Plan and change the name of the Company to "Remington Oil and Gas Corporation." Set forth below are the results of the stockholder voting:

Director                                   For                   Withheld

     Don D. Box                         2,342,240                  39,135
     John E. Goble, Jr.                 2,373,625                   7,750
     William E. Greenwood               2,373,625                   7,750
     David H. Hawk                      2,373,625                   7,750
     James Arthur Lyle                  2,372,475                   8,900
     David E. Preng                     2,372,475                   8,900
     Thomas W. Rollins                  2,373,625                   7,750
     Alan C. Shapiro                    2,373,210                   8,165
     James A. Watt                      2,373,625                   7,750

                                           For       Against      Abstain

Adoption of 1997 Stock Option Plan      2,001,723     57,300       4,480

Adoption of Non-Employee Director
    Stock Purchase Plan                 2,003,343     51,115       9,045

Name change to Remington Oil and
    Gas Corporation                     2,361,970     16,785       2,620

     The members of the Company's Board of Directors do not serve staggered terms of office. All directors elected at the meeting were already members of the Board at the time of election. No Director serving at the time of the election failed to retain his seat on the Board, other than Bernay C.
Box, who did not stand for reelection.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The Company has two classes of stock: Class A Stock and Class B Stock.
Both classes trade on the NASDAQ National Market System, under the trading symbols ROILA and ROILB, respectively. Previously, as Box Energy
Corporation the shares traded under the symbols BOXXA and BOXXB, respectively. The stock also trades on the Pacific Stock Exchange under the symbols REMA.P and REMB.P, respectively, and previously traded under the symbols BXCA.P and BXCB.P, respectively, as Box Energy Corporation before the change of name. The following table sets forth, for the periods indicated, the high and low last sales price per share for the Class A
Stock and the Class B Stock as reported by NASDAQ.

                                     Class A Stock          Class B Stock
                                   High         Low       High         Low
1998
 First Quarter (through
   March 26, 1998)                 6.250       5.125      6.375       5.000
1997
 Fourth Quarter                    8.875       5.125      8.125       5.063
 Third Quarter                     9.250       6.500      8.750       6.250
 Second Quarter                    8.750       6.375      7.500       5.813
 First Quarter                    10.500       7.000      9.313       6.625
1996
 Fourth Quarter                   11.000       8.000     10.375       8.000
 Third Quarter                    10.750       8.000      9.750       8.000
 Second Quarter                   11.625       9.000     11.125       8.750
 First Quarter                    13.000       8.625     11.375       7.750

     On March 26, 1998, the last reported sales prices of Class A Stock and Class B Stock were $6.00 and $6.125 per share, respectively. On such date, there were 427 shareholders of record of Class A Stock and 1,074 shareholders of record of Class B Stock. The Company has not declared or paid any cash dividends since its commencement of operations in 1992. There are no contractual restrictions on the amount of dividends that may be paid. However, if dividends in excess of 2% of the then market price per share of Class B Stock are paid in a calendar quarter, the conversion price of the 8 1/4% Convertible Subordinated Notes will be adjusted proportionately. The determination of future cash dividends, if any, will depend upon, among other things, the Company's financial condition, cash flow from operating activities, the level of its capital and exploration expenditure needs and its future business prospects.

ITEM 6.  SELECTED FINANCIAL DATA.




                              1997         1996         1995         1994         1993
                        (In thousands, except per share data, unless otherwise indicated)
Financial
 Total revenue            $   61,053    $  70,210    $  59,493    $  59,244    $  37,102
 Net income (loss)        $  (26,790)   $  (7,662)   $   5,392    $   9,157    $   2,161
 Basic and diluted
  income (loss) per
  share                   $    (1.31)   $   (0.37)   $    0.26    $    0.44    $    0.10
 Total assets             $   98,515    $ 136,599    $ 145,491    $ 135,041    $ 128,882
 8 1/4% convertible
  subordinated notes      $   38,371    $  55,077    $  55,077    $  55,077    $  55,077
 Other indebtedness       $    6,000    $       0            0    $       0    $   1,970
 Stockholders' equity     $   44,287    $  74,356    $  82,047    $  75,513    $  67,655
 Shares outstanding
  Class A Common Stock         3,219        3,250        3,250        3,250        3,245
  Class B Common Stock        17,087       17,553       17,553       17,553       17,558
 Net cash flow from
  operations              $   27,546    $  28,955    $  24,047    $  27,644    $  11,006
 Net cash flow from
  investments                (38,442)   $ (39,538)   $ (19,899)   $ (13,769)   $ (10,082)
 Net cash flow from
  financing               $   12,451    $  (8,064)   $       0    $  (1,970)   $    (514)
Operational
 Average sales prices
  Oil (per Bbl)           $    17.79    $   20.21    $   16.64    $   15.51    $   17.02
  Natural Gas (per Mcf)   $     5.06    $    5.69    $    6.89    $    7.46    $    5.07
 Future net revenue
   from proved reserves
   (before tax)
  Undiscounted            $  141,672    $ 227,817    $ 223,896    $ 206,701    $ 222,300
  Discounted              $  108,698    $ 189,155    $ 173,388    $ 157,721    $ 163,793
 Future net revenue
   from proved reserves
   (after tax)
  Undiscounted            $  124,828    $ 177,178    $ 173,869    $ 163,633    $ 167,626
  Discounted              $   93,838    $ 146,013    $ 133,982    $ 124,490    $ 124,002
 Proved reserves
  Oil (MBbls)                  4,451        3,299        2,938        3,298        3,389
  Natural gas (Bcf)             36.5         39.3         51.4         50.3         53.2
 Average production
   (net sales volume)
  Oil (BOPD)                   3,280        2,555        2,300        1,796        2,204
  Natural gas (MMcfgd)          19.5         22.5         16.1         17.2         10.7





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion will assist in the understanding of the Company's financial position and results of operations. The information below should be read in conjunction with the financial statements and the related notes to financial statements. This discussion contains historical information and certain forward-looking statements that involve risks and uncertainties about the business, long-term strategy, financial condition and future of the Company. Statements concerning results of future exploration, exploitation, development and acquisition expenditures and expense and reserve levels are forward-looking statements. These statements are based on assumptions concerning commodity prices, drilling results and production and administrative and interest costs that management believes are reasonable based on currently available information of known facts and trends. However, management's assumptions and the Company's future performance are both subject to a wide range of business risks and there is no assurance that these goals and projections can or will be met. Factors that may affect future results are included in the discussion below and in
Part I, Item 1. "Business" and Item 2. "Properties."

     Remington Oil and Gas Corporation (the "Company") is an independent oil and gas exploration and production company with activity and properties located in offshore Gulf of Mexico, Mississippi/Alabama and onshore Gulf Coast. The Company acquired all of the assets and liabilities of OKC Limited Partnership (the "Partnership") on April 15, 1992, in exchange for the common stock of the Company (the "Corporate Conversion"). The Partnership then distributed, as part of its liquidation and dissolution, 3,245,110 shares of Class A Common (Voting) Stock (the "Class A Stock") and 17,558,110 shares of Class B (Non-Voting) Common Stock (the "Class B Stock") to the former general partners, limited partners and unitholders of the Predecessor Partnership. After the Corporate Conversion, Cloyce K. Box, one of the former general partners, owned approximately 57% of the outstanding Class A Stock.

     At the time of the Corporate Conversion, Mr. J.R. Simplot, Mr. James Arthur Lyle and others had pending litigation against the Partnership concerning voting issues and the purchase of an oil pipeline by a privately controlled affiliate of Cloyce K. Box (the "Griffin Case"). See Notes to the Financial Statements - Note 11. Contingencies - Griffin Case. After Cloyce Box's death in October 1993, the Class A Stock was foreclosed upon by Box Brothers Holding Company ("BBHC"). At the time of the foreclosure, BBHC was primarily owned and controlled by the four sons of Cloyce K. Box. A number of disputes and lawsuits concerning the control of BBHC arose among the four brothers.

     In March 1997, the Company appointed James A. Watt as President and Chief Operating Officer. Subsequently, in February 1998, the Board of Directors named Mr. Watt Chief Executive Officer. Mr. Watt, who has significant oil and gas experience, is the first executive from outside the controlling interest of the Company to head the Company. In August 1997, an entity controlled by Mr. Simplot purchased the controlling interest in BBHC (the "Simplot Transaction"). Shortly thereafter, BBHC changed its name to S-Sixteen Holding Company ("SSHC"). In connection with this purchase, Mr. Simplot and the four Box brothers agreed to settle all lawsuits among them and the Company.

     The primary objective set by the new management for 1997 was to stop the decline in oil and natural gas reserves and bring average finding costs down to industry averages. The Company accomplished the first objective by increasing oil and natural gas reserves by approximately 7% at December 31, 1997 compared to December 31, 1996. Management also made great progress in the second objective by decreasing average finding costs from $65.02 per BOE in 1996 to $13.71 per BOE in 1997. The long-term strategy now focuses on increasing reserves by sustaining an acceptable annual growth rate for reserves with finding and development costs that are in line with industry peers. Capital expenditures, financed primarily by operating cash flow, will entail a balanced exploration, development and acquisition program.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet liquidity decreased significantly during 1997. At December 31, 1996, current assets exceeded current liabilities by $39.0 million, and the current ratio was approximately 6.4 to 1. At December 31, 1997, current assets exceeded current liabilities by $3.0 million and the current ratio was approximately 1.2 to 1. The decline in liquidity resulted primarily from the sale of marketable securities in October 1997, and the use of the proceeds to repurchase $16.7 million of the 8 1/4 % Convertible Subordinated Notes (the "Notes"). The Simplot Transaction caused a "change in control" as defined in the Indenture for the Notes (the "Indenture") that required the Company to make an offer to purchase the Notes at 100% of the face amount. In addition, during 1997, the Company used some of the liquid assets and borrowed $6.0 million to purchase $3.5 million of treasury stock and fund the excess of capital expenditures over net cash flow from operations.

     Cash flow from operations for the year ended December 31, 1997 was $27.5 million compared to $29.0 million for the prior year. In addition to lower natural gas revenues of $10.7 million, cash payments totaling $7.1 million for reorganization costs had a detrimental effect on the cash flow from operations during the year. The lower natural gas revenues resulted primarily from a decrease in natural gas production from South Pass Block
89. Natural gas production from this offshore Gulf of Mexico Block is sold under a gas sales contract that includes prices substantially above spot market prices. Therefore, a reduction in production from this block has a significant effect on natural gas revenues, total revenues, net income and cash flow from operations. The concern over the concentration of revenues has prompted management to diversify the revenue stream through acquisitions and exploration drilling in other areas. Natural gas revenues from South Pass Block 89 accounted for 40%, 51%, and 79% of total revenues for 1997, 1996, and 1995, respectively. Reorganization costs paid during 1997 included employee severance expense, litigation settlement amounts and other costs related to the Simplot Transaction. See Notes to Financial Statements - Note 5. Reorganization Costs.

     The Company will continue to make significant capital expenditures over the next several years as part of the long-term growth strategy and the primary source of funding the capital expenditures will be net cash flow from operations. As stated above, natural gas sales from South Pass Block 89 provided approximately 40% of the Company's total revenue in 1997. Further, a significant portion of the natural gas revenues from South Pass Block 89 is dependent on Well B-20S. Early in 1997 and throughout the year, the Company identified and followed a trend of increasing oil production and decreasing natural gas production in the Well B-20S, the only well currently producing from the U-sand reservoir. The trend may indicate, among other things, that natural gas production will continue to decline as the oil column moves into the perforations of this well. The Company's net working interest deliverability ("Seller's Delivery Capacity") from Platform B has declined from 7.2 MMcfgd in January 1997 to 2.9 MMcfgd in December 1997. Current estimates have Well B-20S producing at decreasing rates until March 1999. A large quantity of proved undeveloped natural gas reserves still remains in the U-1/1 reservoir above the existing perforations in Well B-20S. Management is currently evaluating several possible courses of action concerning the maximization of profit from South Pass Block 89 and specifically the U-1/1 reservoir. Such plans include, but are not limited to, a new well or sidetrack of an existing wellbore in the U-1/1 reservoir. Recent discoveries, development wells and acquisitions lessen the Company's dependence on natural gas revenue from this block, but may not be adequate to replace the immediate decline in gas revenue from unforeseen mechanical or other problems with Well B-20S.

     The recent decline in oil prices has a negative impact on total revenues and therefore net income and cash flow from operations. The Company's average oil price for 1997 was $17.79 per barrel but has averaged under $14.00 per barrel for the first two months of 1998. While the Company's gas sales contract insulates the Company to some degree from the lower oil prices, continued low prices for oil production will reduce the projected cash flow from operations and may cause the Company to defer or eliminate certain capital expenditures. The following table sets forth the Company's actual capital expenditures, including exploration expenses, for the last three years and the current 1998 capital and exploration budget.

                                 1998        1997        1996        1995
                                Budget      Actual       Actual     Actual
                                                (In thousands)
  Acquisition                 $   6,000   $  12,545    $    -     $    -
  Land and leasehold              4,000       5,793        5,548      3,215
  Development                    13,300       9,975        9,359     11,597
  Exploration                    15,900      13,767       27,811      8,902
Total                         $  39,200   $  42,080    $  42,718  $  23,714

Net proved oil and natural gas
reserve additions (in barrels
of oil equivalents)                           3,070          657      1,630

Finding costs (per barrel of
oil equivalent)                           $   13.71    $   65.02  $   14.55

     Capital and exploration expenditures for oil and natural gas properties during 1997 totaled $42.1 million compared to $42.7 million in 1996. The primary capital expenditures for 1997 included drilling, completion and platform construction costs for Eugene Island Block 135, drilling costs for a well on West Cameron 170, drilling and completion costs on the Parker Creek field and a purchase of several South Texas properties. Expected development costs for 1998 include one or two new wells in South Pass Block 87, a new well or a side-track well in South Pass Block 89, additional development of West Cameron Block 170 and Eugene Island Block 135 and four to six onshore wells including three to four wells in the Parker Creek field. The Company budgeted $10.0 million for acquisition, land and leasehold costs. The Company will use these budgeted amounts to purchase oil and natural gas reserves at attractive prices and to maintain and develop an inventory of exploration development projects. In March 1998, the Company completed an acquisition for $1.6 million and submitted the high bid on one offshore block in the MMS lease sales. The Company does not yet know whether the bid will be accepted. Budgeted exploration costs include three planned wells in the Gulf of Mexico, at least two wells in Mississippi, and several wells in the onshore gulf coast region. In addition, the Company plans for approximately $4.0 million of exploration expenses, which is primarily to purchase 2-D and 3-D seismic data. The capital and exploration budget for 1998 is flexible and the Company can delay many of the planned expenditures if better opportunities arise or if capital is not available from operations.

     Additional sources of capital include the repayment of the note receivable from SSHC and additional cash available on the Company's line of credit. The note receivable from SSHC is due May 29, 1998. The balance at December 31, 1997 was $6.2 million, and payments from SSHC have been greater than the required $100,000 per month. During the second quarter of 1994, the Company established a $25.0 million line of credit with a bank. The line of credit, with a current borrowing base of $10.0 million, expires in June 1998. The Company anticipates renewing this line again in 1998 or obtaining a similar line of credit when the line of credit comes due. The line of credit is collateralized by the Company's South Pass oil and natural gas properties. The Company has borrowed $6.0 million and has issued letters of credit totaling $250,000 against this line.

     The Company and Phillips Petroleum Company ("Phillips") are engaged in a dispute concerning the Net Profits Interest in South Pass Block 89. A non-jury trial was held in April 1997. Phillips alleges damages in excess of $21.5 million on one claim and several million dollars on two additional claims. Phillips further contended that it was entitled to double damages and cancellation of the farmout agreement that created the Net Profits Interest. Oral arguments were presented to the court September 3, 1997. Certain outcomes of this litigation could have a material adverse impact on the liquidity of the Company.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, entitled "Earnings per Share" in 1997. SFAS simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15. Basic income per share and diluted income per share have replaced primary income per share and fully diluted income per share, respectively. Basic income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution from the exercise or conversion of securities or other contracts to issue common stock and other events that result in the issuance of common stock that shares in the net income of the Company. Diluted income per share is computed similarly to fully diluted income per share pursuant to APB Opinion 15. The Company's presentation of basic income per share and diluted income per share are the same as the previously presented primary income per share and fully diluted income per share. Basic income per share and diluted income per share are the same because the effects of the potential dilutive securities are anti dilutive. See Notes to Financial Statements - Note 1. Significant Accounting Policies.

     The Company has assessed and continues to assess the impact of the "year 2000" issue on its reporting systems and operations. The "year 2000" issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly. The Company's system is a PC based network and all application software is purchased from outside third parties that have a significant presence in the oil and natural gas industry or in general application software. The Company projects all computer systems and software will be year 2000 compliant during 1998. Management does not estimate future expenditures related to the year 2000 exposure to be significant.

RESULTS OF OPERATIONS

     The following table discloses the net oil and natural gas sales volumes, average sales prices and average lifting costs for each of the three years ended December 31, 1997, 1996, and 1995. The table is an integral part of the following discussion of results of operations for the periods 1997 compared to 1996 and 1996 compared to 1995.




                                          % Increase                % Increase
                                1997      (Decrease)      1996      (Decrease)      1995
Net sales volumes:
Oil (MBbls)                     1,197          28 %         933          11 %         839
Natural gas (MMcf)              7,116         (13)%       8,219          40 %       5,867
Average sales price:
Oil (per Bbl)                 $ 17.79         (12)%     $ 20.21          21 %     $ 16.64
Natural gas (per Mcf)         $  5.06         (11)%     $  5.69         (17)%     $  6.89
Average lifting costs
  (per BOE)                   $  1.68           1 %     $  1.66          (4)%     $  1.73





1997 Compared to 1996

     The Company incurred a net loss for 1997 of $26.8 million or $1.31 per share compared to the prior year loss of $7.6 million or $0.37 per share. The net loss for 1997 included non-cash charges totaling $18.9 million or $0.94 per share. The charges included deferred income tax expense of $14.6 million or $0.73 per share, impairment charges from marginal oil and gas properties of $3.9 million or $0.19 per share, and accelerated amortization of debt-issue costs of $416,000 or $0.02 per share, caused by the early retirement of some of the Company's Notes. In addition, during 1997, the Company incurred reorganization costs totaling $7.1 million, or $0.34 per share, and legal costs and expenses totaling $2.5 million, or $0.12 per share.

     Total revenues were $ 61.1 million for the year ended December 31, 1997 compared to $70.2 million for the year ended December 31, 1996. Natural gas sales revenue decreased $10.7 million, or 23%, for 1997 compared to 1996. Lower natural gas production caused the decrease but was partially offset by higher average prices of 6% for spot gas sales and 10% for natural gas sales under the South Pass gas sales contract. The increase in average prices added $1.3 million to natural gas sales revenue. Natural gas production from South Pass Block 89 Platform B decreased 1.4 Bcf during 1997 as production from Well B-20 experienced anticipated declines. The decrease in natural gas production from Platform B caused natural gas revenues to decrease by $14.2 million. Natural gas production from the Company's South Texas properties increased 379,000 Mcf during 1997 but was more than offset by lower net natural gas production from other offshore properties.

     An increase in oil production partially offset by lower oil prices resulted in a net increase in oil sales revenue of $2.4 million, or 13%, for the year ended December 31, 1997 as compared to the prior year. Oil production increased by 264,000 barrels which increased oil sales revenue by $4.8 million. However, a decrease of $2.44 in average oil prices caused oil sales revenue to be $2.4 million lower. A net increase in oil production came from all areas of operation primarily the Parker Creek field in Mississippi and South Pass 86 and 87 in the Gulf of Mexico.

     Interest income was lower in 1997 because of the sale of the marketable securities in October. Most of the proceeds of the sale were used to purchase $16.7 million of the Company's outstanding Notes. Other income was lower because of lower oil trading income and losses on the sale of assets, primarily artwork.

     Operating and transportation expenses increased as a result of new operating properties and an increase in oil production from the South Pass area. Net Profits expense decreased as a result of the lower natural gas sales revenues from South Pass Block 89. In addition, Exploration expenses decreased significantly as a result of lower dry hole costs. In 1996 the Company drilled three high cost dry exploration wells totaling $10.6 million in the Gulf of Mexico.

     Depreciation, depletion and amortization expenses increased because of new properties becoming productive. Marginal production as well as lower oil prices caused the Company to record impairment charges against some of the oil and natural gas properties. A large decrease in production during the last quarter of 1997 from Main Pass Block 262, located in the Gulf of Mexico, caused the Company to record a $1.9 million impairment charge to write down 100% of the remaining well costs. The Company will use the platform on Main Pass Block 262 to drill a new unrelated prospect in 1998. Another $1.2 million charge was recorded on the Hub property located in Mississippi. This property was drilled in 1996 but never performed up to expectations. The remaining impairment charge related primarily to lower oil prices which reduced the amount of commercially recoverable oil reserves.

     General and administrative expenses decreased by 18% during 1997 when compared to 1996. Salaries and other employment related expenses during 1997 decreased $706,000 as the number of employees decreased from 41 at December 31, 1996 to 15 at December 31, 1997. Other areas of significant savings were professional fees and investor relations' expenses. Legal fees decreased by $1.1 million as the Company settled the Griffin litigation including all of the surrounding litigation, ended the family litigation, and concluded the trial proceedings in the Phillips litigation.

     Reorganization expense for the year includes payments to employees under the employee severance agreements and legal fees or other charges that relate to or were paid because of the Simplot Transaction. Reorganization costs accrued or paid are as follows: employee severance payments $3.6 million, Thomas D. Box severance, legal claims and fees $1.2 million, Mr. Simplot and Mr. Lyle $2.0 million, and other associated expenses $300,000. See Notes to the Financial Statements - Note 5. Reorganization Costs.

     Interest and financing expenses increased during 1997 when compared to 1996 as a result of interest costs from a $6.0 million balance on the line of credit and a non-cash charge for deferred offering costs in October 1997, partially offset by lower interest costs from a reduced outstanding balance on the Notes. The Company used the line of credit to provide a portion of the funds to purchase some onshore Gulf Coast properties. In addition, under the terms of the Indenture, the Company purchased $16.7 million of the Notes. The Simplot transaction triggered the offer to purchase requirement in the Indenture.

     Although the Company expects to realize the benefits of the deferred income tax asset, it adopted a more conservative view of the accounting and reporting policies and increased the valuation allowance in 1997 to reserve the full amount of the deferred income tax asset. The Company believes that this approach is consistent with other small-cap exploration and production companies particularly those companies that are attempting to grow their oil and natural gas reserves. The Company is required to analyze its ability to realize the deferred income tax asset based on proved reserves and a "more likely than not" scenario for future projections. The analysis excludes probable and possible oil and natural gas reserves and does not include results from future drilling activities. The Company concluded that based on the future growth plans of the Company, prior actual results, and the "more likely than not" criteria, it was more desirable to reserve the entire deferred income tax asset. The Company will realize a benefit from these tax attributes if income is generated in the future.

1996 Compared to 1995

     The Company incurred a net loss for 1996 totaling $7.7 million, or $0.37 per share. This loss resulted primarily from a $15.9 million, or 323%, increase in exploration expenses; a $7.8 million, or 52%, increase in depreciation, depletion and amortization expense on the oil and natural gas properties, and a $4.0 million, or 43%, increase in general and administrative and reorganization expenses. Exploration expenses increased because of higher dry hole costs which resulted from the increased drilling activity. The most significant dry holes drilled during the year included the following offshore Gulf of Mexico blocks: Ship Shoal Block 352 at $7.9 million, High Island Block 576 at $1.8 million and West Cameron Block 365 at $923,000. Depreciation, depletion and amortization expense increased as a result of new properties being depleted, an increase in the depreciable basis of offshore platforms and a decrease in net oil and natural gas reserves.

     General and administrative expenses and reorganization costs were higher because of an increase in legal fees primarily related to the reimbursement of legal fees to the Estate of Cloyce K. Box for the Simplot litigation and the "change in control" which occurred when BBHC replaced the existing Board of Directors by a written consent effective July 30, 1996. The "change in control" triggered the applicability of severance agreements which then resulted in the payment of severance benefits in certain situations. Resignations and terminations decreased the total number of employees from 55 prior to July 30, 1996, to 41 at December 31, 1996.

     Natural gas revenue increased $6.3 million primarily as a result of higher average natural gas prices. Although the average sales price shown on the table above reflects a decrease, such decrease in prices is a result of the lower percentage of total volume from South Pass Block 89 sold at above market prices compared to a higher percentage of total volume from other areas which were sold at spot market prices during 1996 as compared to the prior years. The 10% per annum increase in the gas price for South Pass Block 89 production, in accordance with the gas sales contract, resulted in an additional $3.3 million in natural gas sales revenue. Average spot market prices for natural gas increased from $1.88 in 1995 to $2.45 for 1996, which added another $2.4 million to natural gas sales revenue. In addition, production from Platform D located in South Pass Block 87, Main Pass Block 262, and other properties increased by 3.0 Bcf, or 222%, when compared to 1995, resulting in an additional $6.7 million in natural gas sales revenue. However, the above increases were partially offset by a 624,000 Mcf decrease in natural gas production from South Pass Block 89 which, when combined with the high contract price received for production from this block, lowered natural gas sales revenue by $5.5 million. Natural gas production from South Pass Block 89 decreased because the B-11 Well experienced mechanical difficulties in March 1996, and attempts to drill a replacement well in 1996 were not successful. Net natural gas production from South Pass Block 86 decreased 296,000 Mcf, resulting in a decrease in natural gas sales revenue totaling $550,000.

     Oil sales increased $4.9 million, or 35%, because of an increase of $3.57 in the average oil price from $16.64 to $20.21 and an increase in total oil production of 94,000 Bbls. The increase in price caused oil sales revenue to increase $3.3 million, and the increase in production caused oil sales revenue to increase $1.6 million. Oil production increased as a result of a full year of production from Platform D producing from South Pass Block 87 and West Delta Block 128, and new production from the Indian Wells field in Mississippi and other onshore oil properties. Platform D production increased 233,000 Bbls and new production from the Indian Wells Field totaled 39,000 Bbls in 1996. Oil production from South Pass Blocks 86 and 89 decreased primarily as a result of natural depletion of the reservoirs.

     In 1995, the Company sold real estate properties in Mississippi and Louisiana for a total gain of $1.0 million as part of a reorganization plan adopted in early 1995. In 1996, the gain from the sales of real estate in Mississippi and Louisiana was $93,000. The decrease was partially offset by a $661,000 increase in net oil trading income.

     Operating expenses were $889,000, or 16%, higher in 1996 because of the increase in the number of operating properties, a full year of operating cost from Platform D in South Pass Block 87, and a partial year of operating costs from Main Pass Block 262. Net Profits expense decreased approximately 8%, or $1.0 million primarily, because of a net decrease in natural gas revenues from South Pass Block 89 as described above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

 Reports of Independent Accountants                                     21
 Balance Sheets as of December 31, 1997 and 1996                        22
 Statements of Income for 1997, 1996 and 1995                           23
 Statements of Stockholders' Equity for 1997, 1996 and 1995             24
 Statements of Cash Flow for 1997, 1996 and 1995                        25
 Notes to Financial Statements                                          26

REPORT OF INDEPENDENT ACCOUNTANTS

To The Stockholders and Board of Directors of
Remington Oil and Gas Corporation

     We have audited the accompanying balance sheets of Remington Oil and Gas Corporation ("the Company") as of December 31, 1997 and 1996 and the related statements of income, stockholders' equity and cash flows for each of the two years in the period ending December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Remington Oil and Gas Corporation as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Dallas, Texas
March 20, 1998                       /S/ ARTHUR ANDERSEN LLP



To The Stockholders and Board of Directors of
Remington Oil and Gas Corporation

     We have audited the accompanying statements of income, stockholders' equity and cash flows of Remington Oil and Gas Corporation (formerly Box Energy Corporation) for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Remington Oil and Gas Corporation for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

Dallas, Texas
March 5, 1996, except for the thirteenth
     paragraph of Note 1 as to which the
     date is March 27, 1998
                                    /S/ COOPERS & LYBRAND L.L.P.

                         Remington Oil and Gas Corporation
                                 Balance Sheets
                         (In thousands, except share data)

                                                        For Years Ended
                                                          December 31,
Assets                                                1997          1996
 Current assets
  Cash and cash equivalents                        $   4,552     $   2,997
  Marketable securities - available for sale               -        32,678
  Accounts receivable - oil and natural gas            5,725         7,093
  Accounts receivable - other                            268         1,456
  Note receivable - S-Sixteen Holding Company          6,192             -
  Prepaid expenses and other current assets            2,118         1,961
 Total current assets                                 18,855        46,185
 Properties
  Unproved oil and gas properties                      8,755         6,504
  Oil and natural gas properties
   (successful-efforts method)                       211,726       180,747
  Other properties                                     2,800         3,226
  Accumulated depreciation, depletion and
   amortization                                     (144,548)     (116,371)
 Total properties                                     78,733        74,106
 Other assets
  Deferred income taxes (net of valuation
   allowance)                                              -        14,723
  Deferred charges (net of accumulated
   amortization)                                         927         1,585
 Total other assets                                      927        16,308
Total assets                                       $  98,515     $ 136,599

Liabilities and stockholders' equity
 Current liabilities
  Accounts payable                                 $   8,694     $   5,043
  Accrued interest payable                               264           379
  Accrued transportation payable - related party         305           263
  Net Profits expense payable                            594         1,481
  Short-term notes payable                             6,000             -
 Total current liabilities                            15,857         7,166
 Convertible subordinated notes payable               38,371        55,077
 Total Liabilities                                    54,228        62,243
Commitments and Contingencies (Note 11)
 Stockholders' equity
  Common Stock, $1.00 par value
   Class A (Voting) - 15,000,000 shares
    authorized;  3,250,110 shares issued               3,250         3,250
   Class B (Non-Voting) - 30,000,000 shares
    authorized; 17,553,010 shares issued              17,553        17,553
  Additional paid-in capital                          25,197        25,197
  Treasury stock, at cost, 31,100 shares
   Class A, and 465,600 shares Class B                (3,465)            -
  Retained earnings                                    1,752        28,542
  Valuation allowance for marketable securities            -          (186)
 Total stockholders' equity                           44,287        74,356
Total liabilities and stockholders' equity         $  98,515     $ 136,599

                 See accompanying Notes to Financial Statements.

                              Remington Oil and Gas Corporation
                                   Statements of Income
                           (In thousands, except per share amounts)

                                                         Years Ended December 31,
                                                     1997          1996          1995
Revenues
 Oil sales                                       $   21,292    $   18,849    $   13,966
 Gas sales                                           36,012        46,757        40,440
 Interest income                                      1,998         2,273         2,123
 Gain (loss) investment                                (125)          (73)            -
 Other income                                         1,876         2,404         2,964
Total revenues                                       61,053        70,210        59,493

Costs and expenses
 Operating costs and expenses                         4,015         3,825         3,142
 Transportation expense                               2,851         2,491         2,285
 Net Profits Interest expense                         8,341        11,479        12,500
 Exploration expenses                                 8,554        20,805         4,924
 Depreciation, depletion and amortization            24,298        22,349        14,401
 Impairment of oil and natural gas properties         3,953           451           566
 General and administrative                           6,344         7,731         7,073
 Legal expense                                        2,509         3,657         1,452
 Reorganization expense                               7,072         1,959           800
 Interest and financing expense                       5,283         4,895          4,836
Total costs and expense                              73,220        79,642         51,979
 Income (loss) before taxes                         (12,167)       (9,432)         7,514
 Income tax expense (benefit)                        14,623        (1,770)         2,122
Net income (loss)                               $   (26,790)    $  (7,662)     $   5,392

Basic and diluted income (loss) per share       $     (1.31)    $   (0.37)     $    0.26


                          See accompanying Notes to Financial Statements.



                                Remington Oil and Gas Corporation
                                Statements of Stockholders' Equity
                                         (In thousands)

                         Common Stock                                           Valuation
                  Class A Stock  Class B Stock  Additional                      Allowance
                           Par            Par    Paid in   Retained  Treasury  Marketable
                  Shares  Value  Shares  Value   Capital   Earnings    Stock   Securities
Balance
  December 31,
  1994            3,250  $3,250  17,553  $17,553 $25,197   $30,812   $    -     $(1,299)
 Net income                                                  5,392
 Unrealized gain
  (net of income
  taxes)                                                                          1,142
Balance
  December 31,
  1995            3,250   3,250  17,553   17,553  25,197    36,204        -        (157)
 Net income
  (loss)                                                    (7,662)
 Unrealized loss
  (net of income
  taxes)                                                                            (29)
Balance
  December 31,
  1996            3,250   3,250  17,553   17,553  25,197    28,542         -       (186)
 Net income
  (loss)                                                   (26,790)
 Purchase of
  Treasury Stock                                                      (3,465)
 Unrealized gain
  (net of income
  taxes)                                                                            186
Balance
  December 31,
  1997            3,250  $3,250  17,553  $17,553 $25,197   $ 1,752   $(3,465)   $     -

                   See accompanying Notes to Financial Statements.


                          Remington Oil and Gas Corporation
                              Statements of Cash Flows
                                   (In thousands)

                                                             Years Ended December 31,
                                                          1997         1996        1995
Cash flow provided by operations
 Net income (loss)                                   $  (26,790)  $   (7,662) $    5,392
  Depreciation, depletion and amortization               24,298       22,349      14,401
  Impairment of oil and natural gas properties            3,953          451         566
  Amortization of deferred charges                          658          262         254
  Amortization of premium on marketable securities           27           27          15
  Deferred income tax (benefit) expense                  14,623       (1,696)      1,995
  Dry hole costs                                          5,319       17,638       2,223
  Decrease in accounts receivable                         2,556          105      (3,492)
  (Increase) in prepaid expenses and other current
    assets                                                 (157)      (1,298)       (127)
  Increase (decrease) in accounts payable and
    accrued expenses                                      2,692       (1,201)      3,900
  Loss (gain) on sale of properties                         367          (20)     (1,080)
 Net cash flow provided by operations                    27,546       28,955      24,047
 Cash from investing activities
  Payments for capital expenditures                     (39,144)     (39,798)    (21,274)
  Proceeds from property sales                              702          260       1,375
 Net cash used in investing activities                  (38,442)     (39,538)    (19,899)
 Cash from financing activities
  Proceeds from notes payable                             7,000            -           -
  Payments on notes payable                              (1,000)           -           -
  Sales and maturities of marketable securities          33,411       19,127           -
  Investment in marketable securities                      (597)     (27,191)          -
  Notes receivable - S-Sixteen Holding Company           (7,250)           -           -
  Principal repayments - S-Sixteen Holding Company        1,058            -           -
  Repurchase common stock                                (3,465)           -           -
  Principal payments on Convertible Subordinated
   Notes                                                (16,706)           -           -

 Net cash provided by (used in) financing activities     12,451       (8,064)          -
Net increase (decrease) in cash and cash equivalents      1,555      (18,647)      4,148
 Cash and cash equivalents at beginning of period         2,997       21,644      17,496
Cash and cash equivalents at end of period           $    4,552   $    2,997  $   21,644

                      See accompanying Notes to Financial Statements.

</TABLE





NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Remington Oil and Gas Corporation, formerly Box Energy Corporation,
(the "Company" or "Remington") is an independent oil and gas exploration and production company with activity and properties in three core areas:
offshore Gulf of Mexico, Mississippi/Alabama and onshore Gulf Coast.
Originally organized in 1981 as OKC Limited Partnership (the
"Partnership"), the Company converted to a corporation on April 15, 1992
(the "Corporate Conversion"). The Corporate Conversion involved the exchange of common stock for the assets and liabilities of the Partnership.
Management prepares the financial statements in conformity with generally accepted accounting principles. This requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The Company makes certain reclassifications to prior year financial statements in order to conform to the current year presentation.

     S-Sixteen Holding Company ("SSHC") (formerly known as Box Brothers
Holding Company ("BBHC")) owns 1.8 million shares or approximately 57% of the Company's outstanding Class A (Voting) Common Stock ("Class A Stock").
On August 29, 1997, entities controlled by Mr. J. R. Simplot purchased BBHC
(the "Simplot Transaction").

Cash and Cash Equivalents

     Cash equivalents consist of liquid investments with maturities of three months or less when purchased, including investment grade commercial paper and money market funds invested in United States government securities. Cash and cash equivalents are stated at cost that approximates market value.

Marketable Securities

     Marketable securities, classified as available-for-sale, are recorded on the balance sheet at their market value on the balance sheet date.
Unrealized holding gains and losses for securities classified as available-for-sale are excluded from earnings and recorded, net of tax, as a separate component of stockholders' equity.

Oil and Natural Gas Properties

     The Company uses the successful-efforts accounting method for oil and gas exploration and development expenditures. Capitalized costs include leasehold acquisition costs, development costs, including costs of tangible equipment, intangible drilling costs and certain interest costs. Costs classified and charged to exploration expense include geological, geophysical and other prospecting costs. The Company capitalizes drilling costs for exploratory wells pending a determination of commercial oil and natural gas reserves. The costs of exploratory wells that do not ultimately find commercial oil and natural gas reserves are charged to exploration expense as a dry hole cost. The Company amortizes capitalized costs using the units-of-production method based on total proved reserves for leasehold acquisition costs and total proved developed oil and natural gas reserves for all other capitalized costs. The Company capitalizes interest costs incurred for construction of major facilities such as offshore platforms.
No interest was capitalized in 1997 or 1996, and $69,000 was capitalized in 1995.

     Periodically the Company records an impairment expense for oil and natural gas properties when the net book value of a particular property is greater than the undiscounted future net cash flows before income taxes from that same property. Certain events such as drilling a dry hole, a large decrease in oil and natural gas reserves or production and significantly lower oil and natural gas prices cause the Company review the property to determine if an impairment charge is proper. The impairment loss is equal to the difference between the net book value and the fair value of the asset. Undiscounted future net cash flow includes estimated proved and risk adjusted probable and possible oil and natural gas reserves. The Company uses the present value of the future net cash flows from proved oil and natural gas reserves discounted at an appropriate rate to estimate the fair value of the asset.

     Impairment losses totaling $3.9 million, $451,000, and $566,000 were recognized during 1997, 1996, and 1995, respectively. In 1997, the Company's impairment losses included interests in Main Pass Block 262, located in the Gulf of Mexico, the Hub Prospect and East Melvin properties located in Mississippi and the Bronco S. W. and Whopper II properties located in Texas and New Mexico, respectively. In 1996, the impairment losses included the Company's interests in East Melvin and Raleigh properties located in Mississippi. In 1995, the Company recorded an impairment of the Traxler property located in Mississippi.

     Future dismantlement, restoration and abandonment ("DR&A") costs include the estimated costs to dismantle, restore and abandon the Company's offshore platforms, flowlines, wells and related structures. The total estimated future DR&A liability is $4.2 million. The liability is accrued over the life of the property using the units-of production method and recorded as a component of depreciation, depletion and amortization expense. The accrued liability at December 31, 1997 and 1996 was $3.1 million and $2.5 million, respectively. See Note 12. Supplemental
Disclosures - Oil and Natural Gas Properties.

Other Properties

     Other properties include leasehold improvements, furnishings and equipment for office space leased by the Company and are depreciated on a straight-line method over their estimated useful lives ranging from 3 to 12 years.

Deferred Charges

     Deferred charges are the costs incurred in 1992 with respect to the Company's offering of the Notes, as defined in Note 5 below. The deferred charges are amortized to interest and financing costs on a straight-line basis over the 10-year term of the Notes. In October 1997, the Company purchased $16.7 million of the outstanding Notes. The retirement of these Notes resulted in the accelerated amortization of the deferred offering costs totaling $416,000. See Note 7. Notes Payable.

Oil and Gas Revenues

     The Company recognizes oil and natural gas sales as revenue in the month of production. The Company's actual sales are not materially different from its entitled share of production. There are no significant natural gas imbalances for the years ended December 31, 1997, 1996, and 1995.

Income Taxes

     Income tax expense or benefit includes the current income taxes and deferred income taxes. Current income tax expense or benefit is the amount calculated on the current year income tax return. Deferred income tax expense or benefit is calculated as the change in the net deferred income tax asset or liability at the beginning of the year compared to the end of the year. The amount of the deferred income tax asset or liability is determined by multiplying the enacted tax rate by the temporary differences, net operating or capital loss carry-forwards plus any tax credit carry-forwards. The tax rate used is the effective rate applicable for the year in which the temporary differences or carry-forwards expect to be reversed or utilized. A valuation allowance offsets deferred income tax assets, which are not expected to reverse in future years using a "more likely than not" scenario that excludes probable and possible oil and natural gas reserves. See Note 6. Deferred Income Tax Asset and Income
Taxes.

Income per Common Share

     The Company adopted Statement of Financial Accounting Standards
("SFAS") No. 128, entitled "Earnings per Share" in 1997. SFAS simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15. Primary income per share has been replaced by basic income per share. Basic income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the net income of the Company. Diluted income per share is computed similarly to fully diluted income per share pursuant to APB Opinion 15. As a result of the adoption of SFAS No. 128 income per share has been restated to conform with the provisions of the statement. The amounts restated equal the amounts as reported in the prior years. The following table presents the Company's calculation of basic and diluted income per share.






                                                      For Years Ended December 31,
                                                1997            1996           1995
                                                (In thousands, except per share data)
Net income (loss) available for basic
  income per share                          $ (26,790)       $ (7,662)       $ 5,392
 Interest expense on the Notes
  (net of tax) (1)                                  -               -              -
Net income (loss) available for diluted
  income per share                          $ (26,790)       $ (7,662)       $ 5,392

Basic income (loss) per share               $   (1.31)       $  (0.37)       $  0.26

Diluted income (loss) per share             $   (1.31)       $  (0.37)       $  0.26

Weighted average
 Class A Stock                                  3,233           3,250          3,250
 Class B Stock                                 17,291          17,553         17,553
Total Common shares for basic income
  (loss) per share                             20,524          20,803         20,803
 Dilutive stock options outstanding
  (treasury stock method) (1)                       -               -              -
 Shares assumed issued by conversion
  of the Notes (1)                                  -               -              -
Total common share for diluted income
  (loss) per share                             20,524          20,803         20,803

(1) Non dilutive.

Potential increase to net income for
  diluted income per share
 Interest expense on Notes (net of tax)       $ 2,835        $  2,954        $ 2,954

Potential issues of common stock for
  diluted income per share
 Weighted average stock options granted            99             302            312
 Weighted average shares issued assuming
  conversion of Notes                           4,741           5,007          5,007

</TABLE





NOTE 2.  MARKETABLE SECURITIES

     The following table presents the amortized costs of all marketable securities, the range of maturities and the gross unrealized holding gains and losses.

                                                           At December 31,
                                                          1997        1996
                                                           (In thousands)
Amortized cost of marketable securities:
 Maturities within one year
  United States government and agency debt securities        -    $  1,240
  Corporate debt securities                                  -       1,491
 Maturities between one and five years
  United States government and agency debt securities        -      21,001
  Corporate debt securities                                  -       7,679
  Foreign government debt securities                         -       1,553
Total amortized cost of marketable securities                -      32,964
Gross unrealized holding gains                               -          47
Gross unrealized holding losses                              -        (333)
Net carrying value at year end                               -    $ 32,678

     Realized gains and losses are computed based on specific identification of the securities sold. The proceeds from the sale of available-for-sale securities and the gross realized gains and losses and change in net unrealized holding gains and losses included as a separate component of shareholders' equity were as follows:

                                              For Years ended December 31,
                                         1997           1996          1995
                                                 (In thousands)
Sales Proceeds                        $ 33,411       $  8,127       $    -
Gross realized gains                  $     46       $      7            -
Gross realized (losses)               $   (169)      $    (80)           -
Change in net unrealized holding
  gains and losses                    $    186       $    (29)      $ 1,142

NOTE 3. NOTE RECEIVABLE S-SIXTEEN HOLDING COMPANY

     On April 29, 1997, the Company lent SSHC $7.25 million. The original
May 29, 1997 due date was extended to June 3, 1997, at which time the note receivable was replaced by a new $6.95 million note receivable dated June
3, 1997. The new note receivable matures May 29, 1998, and requires monthly installment payments of principal and interest totaling $100,000 commencing
June 29, 1997. The interest rate is equal to the prime rate of Texas
Commerce Bank National Association plus 1% until the sixth month when the rate escalates monthly by 0.1% over the previous month's rate. Pledged as collateral under a related Amended and Restated Pledge Agreement (the
"Pledge Agreement") are the 1.8 million shares of the Company's Class A
Stock, 800,000 shares of CKB Petroleum, Inc. ("CKBP") common stock and
800,000 shares of CKB & Associates, Inc. ("Associates") common stock owned by SSHC. The pledged stock represents approximately 57%, 94% and 94% of the outstanding shares of the classes stock, respectively. The fair market value of the collateral is required to be $2.00 for each $1.00 of unpaid principal debt. Failure to pay the monthly installment within 10 days and failure to maintain fair market value of collateral are two, among several, actions which constitute events of default under the Pledge Agreement. In the event of default, as defined in the Pledge Agreement, the Company, upon five days' notice to SSHC, has the right to foreclose upon and sell the collateral stock. The Pledge Agreement also provides that upon the occurrence and during the continuance of an event of default, if the collateral has not been foreclosed upon, the Company may direct the vote of the collateral stock.

NOTE 4. NET PROFITS EXPENSE

     The Company pays a Net Profits expense to Phillips Petroleum
Company("Phillips") party pursuant to a farmout agreement regarding the Company's working interest in the oil and gas lease covering South Pass
Block 89. Net Profits expense is calculated as 33% of the Company's "net profits" from the subject lease, as defined in the farmout agreement.
Phillips and the Company are involved in litigation concerning the calculation and inclusion of certain revenues or expenses in the "net profits account." See Note 11. Commitments and Contingencies - Phillips
Petroleum Case. The following table summarizes the Net Profits expense calculation:





                                                      For years ending December 31,
                                                   1997            1996            1995
                                                             (In thousands)
South Pass Block 89
  Oil and natural gas revenue
   (net of transportation)                        $ 30,567       $ 42,063       $ 45,354
  Operating, overhead and capital expenditures      (5,292)        (7,279)        (7,475)
"Net Profits" from South Pass Block 89            $ 25,275       $ 34,784       $ 37,879
Net Profits expense (at 33%)                      $  8,341       $ 11,479       $ 12,500

</TABLE





NOTE 5. REORGANIZATION COSTS

     Reorganization expense includes employee severance expense, litigation settlement amounts and other costs. The litigation settlement amounts and certain other costs were connected with the Simplot Transaction. The expense accrued and recorded through December 31, 1997, 1996, and 1995 was $7.1 million, $2.0 million, and $800,000, respectively, of which $9.6 million has been paid as of December 31, 1997. The remaining accrued reorganization liability on December 31, 1997 is $361,000.

Employee Severance

     The Company's prior management entered into severance agreements with its employees in December 1995. The severance agreements provided between 6 and 18 months' pay plus certain benefits to employees terminated by the Company without cause (as defined in the severance agreements) or who resign for good reason. Good reason (as defined in the severance agreements) includes, among other things, any change in benefits or job status that an employee believes is adverse to that employee. On July 30, 1996, certain of the Company's Directors were replaced by written consent of the holders of more than a majority of the Company's Class A stock. The replacement of the directors caused a change in control as defined in the severance agreements and the agreements became exercisable.

     During 1997, 31 employees were dismissed, resigned or notified the Company of their resignation. The 31 employees included three executive officers (Senior Vice President/Operations, Vice President/Marketing and
Supply, and Treasurer), ten employees from the operations technical staff
(eight geologists and geophysicists, one engineer and one landman), and 18 other professional or clerical personnel. The total employee severance expense during 1997 was $3.6 million. In 1996, under the same severance agreements, 15 employees were dismissed, resigned or notified the Company of their resignation. The employees included the Chief Executive Officer, Executive Vice President, Chief Financial Officer, General Counsel, and
Chief Accounting Officer. The reorganization expense for 1996 was $2.0 million which included severance pay, related legal fees and other related costs. During 1995, the Company adopted a reorganization plan which eliminated eight positions within the Company, including personnel involved with corporate development and the management of the Company's real estate properties in Mississippi and Louisiana. Total reorganization costs included primarily severance pay and benefits to terminated employees, but also included rent expense on closed offices.

Thomas D. Box Settlement

     In the third quarter of 1997, in connection with the Simplot
Transaction, the Company agreed to pay Thomas D. Box $1.2 million to settle his severance claims and lawsuits against the Company. See Note 11.
Contingencies - Thomas D. Box Cases. Mr.  Box was the Chief Executive
Officer and President of the Company before his termination by the Company's Board of Directors in August 1996. Additionally, Mr. Box was granted options to purchase 50,000 shares of Class B Stock at $9.00 per share, office furniture, computer equipment and a 3-D seismic workstation.

Simplot Settlement

     Further, in connection with the Simplot Transaction, the Company and the plaintiffs in the Griffin Case executed a letter of intent to settle all the litigation brought by the plaintiffs. See Note 11. Contingencies -
Griffin Case. Under the terms of the subsequently-executed settlement agreement, the Company paid Mr. Simplot $1.9 million for attorneys' fees and Mr. James Arthur Lyle (one of the plaintiffs in the Griffin Case)
$100,000 for attorneys' fees. The amounts were accrued in the third quarter of 1997 and paid during the fourth quarter of 1997.

NOTE 6.  DEFERRED INCOME TAX ASSET AND INCOME TAXES

     The significant components of the Company's deferred tax asset are as follows:

                                                         At December 31,
                                                     1997            1996
                                                          (In thousands)
Excess of tax basis over book basis for oil
  and natural gas properties                       $ 11,012       $  7,461
Excess of tax basis over book basis for other
  properties                                            192            133
Excess of tax basis over book basis for
  marketable securities                                   -            100
Excess of accrued book liabilities over tax
  liabilities                                         1,204            862
Federal income tax operating loss carry-forward       9,549          9,072
Federal long-term capital loss carry-forward            197            197
Alternative minimum tax credit carry-forward            262            262
Total deferred tax asset                             22,416         18,087
Valuation allowance                                 (22,416)        (3,364)
Net deferred tax asset                             $      -        $14,723

     The Company carried over the tax basis in the oil and gas properties from the Partnership. The tax basis for the Partnership consisted primarily of the sum of each partner's tax basis in the oil and gas properties, which exceeded the Company's book basis as accounted for under generally accepted accounting principles. The unused federal income tax operating loss carry-forward of $27.3 million will expire during the years 2007 through 2012 if not previously utilized, and the long-term capital loss carry-forward of $563,000 will expire in 1999. Although the Company expects to realize the benefits of the deferred income tax asset, it adopted a more conservative view of the accounting and reporting policies and increased the valuation allowance in 1997, to reserve the full amount of the deferred income tax asset. The Company believes that this approach is consistent with other small-cap exploration and production companies particularly those companies that are attempting to grow their oil and natural gas reserves. The Company is required to analyze its ability to realize the deferred income tax asset based on proved reserves and a "more likely than not" scenario for future projections. The analysis excludes probable and possible oil and natural gas reserves and does not include results from future drilling activities.
The Company concluded that based on the future growth plans of the Company, prior actual results, and the "more likely than not" criteria it was more desirable to reserve the entire deferred income tax asset. The following table provides a reconciliation of the Company's income tax expense or (benefit):






                                                        For the Years Ended December 31,
                                                              1997       1996      1995
                                                                   (In thousands)
"Expected" tax expense (benefit) (computed at 35%
  of income before taxes)                                  $ (4,258)  $ (3,301)  $ 2,630
Expense (benefit) from change in book and tax
  basis differences                                             230        932    (2,397)
(Benefit) from alternative minimum tax credit                     -          -      (127)
(Benefit) from long-term capital loss carry-forward               -          -      (197)
Utilization (benefit) of net operating loss                    (401)      (363)    2,608
Total deferred income tax expense (benefit)                  (4,429)    (2,732)    2,517
Valuation allowance                                          19,052      1,036      (522)
Net deferred income tax expense (benefit)                    14,623     (1,696)    1,995
Current income tax expense (benefit)                              -        (74)      127
Total income tax expense (benefit)                         $ 14,623   $ (1,770)  $ 2,122

</TABLE





NOTE 7.  NOTES PAYABLE

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

     The Simplot Transaction caused a "change in control" as defined in the Indenture for the Notes (the "Indenture"). On September 22, 1997, in accordance with the Indenture, the Company made an offer to purchase the Notes at 100% of the face amount, plus accrued interest. In October 1997, the Company repurchased $16.7 million of the Notes outstanding, as a result of the offer to purchase required by the Indenture.

     During the second quarter of 1994, the Company established a one-year line of credit with a bank. The line of credit with a borrowing base of $10.0 million expires in June 1998. The Company renewed the line in 1995, 1996 and 1997. The line of credit is collateralized by the Company's South
Pass oil and natural gas properties. The interest rate for the line of credit is the lender's floating base rate plus 0.5%. The Company has borrowed $6.0 million and has issued letters of credit totaling $250,000 against this line of credit. The Company is currently negotiating an increase in the borrowing base. The credit facility will expire in June
1998, unless renewed.

     The estimated fair value of the Company's long-term indebtedness, including the current maturities of such obligations, was approximately
$43.0 million and $55.8 million at December 31, 1997 and 1996, respectively. The fair value was based on the quoted market bid price for the Company's Notes and on current rates available to the Company for its other indebtedness with the same remaining maturities.

NOTE 8.  COMMON STOCK AND DIVIDENDS ON COMMON STOCK

     The holders of Class A Stock and Class B Stock of the Company participate equally in earnings, dividends and other characteristics. The only difference between the two classes of stock is that Class A Stock has voting rights while the Class B Stock has no voting rights, unless otherwise required by Delaware law. Twenty eight thousand five hundred shares of authorized but unissued Class B Stock have been reserved for the two 1992 stock option plans, and 2.8 million shares have been reserved for the 1997 Stock Option Plan. See Note 9. Employee and Director Benefit
Plans.

     The Company has not paid a dividend since 1992. Currently, dividends are not contractually restricted. However, in the event that the Company pays dividends in excess of 2% of the market price of Class B Stock in a calendar quarter, the conversion price for Class B Stock under the Notes will be adjusted proportionally.

NOTE 9. EMPLOYEE AND DIRECTOR BENEFIT PLANS

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

     The Company has two stock option plans: the 1992 Incentive Stock
Option Plan and the 1997 Stock Option Plan. A third plan, the 1992 Non-
Qualified Stock Option Plan was discontinued in1997. The Company no longer uses the 1992 Non Qualified Stock Option Plan however, 28,500 options remain outstanding. Under the 1992 Incentive Stock Option Plan 50% of the options are exercisable no sooner than three years from the date of the grant, and the remaining 50% may be exercised only after five years from the date of the grant and the options expire ten years from the date of grant.

     The 1997 Stock Option Plan is intended to benefit the Company by providing Directors and key employees of the Company with additional incentives and giving them a greater interest as stockholders in the success of the Company. The 1997 Stock Option Plan provides for the issuance of options to purchase Class B Stock. A committee that includes at least two or more outside Non-Employee Directors administers the plan. The committee has the discretion to determine the participants to be granted options, the number of shares granted to each person, the purchase price of the Class B Stock covered by each option and other terms of the option.
Options granted under the plan may be either incentive stock options or non-qualified stock options. The Company may issue up to 2.8 million shares of Class B Stock upon the exercise of the options but no individual may be issued more than 275,000 shares.

     A summary of the Company's stock option plans as of December 31, 1997, 1996, and 1995 and changes during the years ending on those dates is presented below:






                                              For Years Ended December 31,
                                    1997                 1996                 1995
                                       Weighted             Weighted             Weighted
                                        Average              Average              Average
                                       Exercise             Exercise             Exercise
                               Shares   Price       Shares   Price       Shares   Price
Outstanding at beginning
  of year                      312,500   $ 9.52     622,000   $10.08     334,000   $11.71
Granted                        426,500   $ 6.73      41,000   $ 8.85     353,800   $ 8.87
Exercised                            -                    -                    -
Forfeited                     (284,000)  $ 9.51    (350,500)  $10.43     (65,800)  $11.88
Outstanding at end of year     455,000   $ 6.92     312,500   $ 9.52     622,000   $10.08

Options exercisable at
  year-end                       8,000   $11.88      38,600   $11.88     116,600   $11.98

Weighted-average fair value
  of options granted during
  the year                               $ 4.65               $ 6.15               $ 6.00





     The options outstanding at December 31, 1997 have a weighted-average remaining contractual life of 9 years and an exercise price ranging from $6 5/8 to $11 7/8 per share.

     The following is a pro forma disclosure of the effect on net income or loss if compensation cost for the Company's stock option compensation plans had been determined consistent with SFAS No. 123.




                                                             For Years Ended December 31,
                                                             1997        1996        1995
                                                                  (In thousands)
Net income (loss)                           As reported   $(26,790)   $(7,662)    $ 5,392
                                            Pro forma     $(27,062)   $(7,774)    $ 4,987
Basic and diluted income (loss) per share   As reported   $  (1.31)   $ (0.37)    $  0.26
                                            Pro forma     $  (1.32)   $ (0.37)    $  0.24





     The fair value of each option grant for the years ended December 31, 1997, 1996, and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                           For the Years Ended December 31,
                                          1997         1996           1995
Expected life (years)                       10           10             10
Interest rate                             6.19%        6.85%          5.97%
Volatility                               49.50%       48.21%         47.96%
Dividend yield                               0            0              0

Non-Employee Director Stock Purchase Plan

     The Company approved the Non-Employee Director Stock Purchase Plan in December 1997. The plan provides a means for the Non-Employee Directors to receive their directors' fees in shares of Class B Stock. Each non-employee Director of the Company may elect once each year to receive all or a portion of the fees he receives as a director in restricted shares of Class B Stock in lieu of cash. The number of shares received will be the number of shares that equal 150% of the cash fees divided by the closing market price of the Class B Stock on the day that the cash fees would otherwise be paid. The Class B Stock is restricted from transfer until one year after issuance or the termination of a Director resulting from death, disability, removal or failure to be nominated for an additional term. The Director will have the right to vote the shares of restricted stock and to receive any dividend paid in cash or other property.

Pension Plan

     The Company's Pension Plan is a noncontributory defined benefit pension plan covering substantially all employees. The retirement benefits available are generally based on years of service and average earnings. The Company funds the plan with annual contributions at least equal to the minimum funding provisions of the Employee Retirement Income Security Act of 1974, as amended, but no more than the maximum tax deductible contribution allowed. Plan assets consist primarily of equity and fixed income securities. The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheets:

                                                         At December 31,
                                                        1997         1996
                                                           (In thousands)
Vested benefit obligation                             $ 2,801      $ 2,657
Non-vested benefit obligation                              82          208
Total accumulated benefit obligation                    2,883        2,865
Additional liability due to projected salary
  Increases                                                55          167
Projected benefit obligation                            2,938        3,032
Fair value of plan assets                              (3,160)      (3,500)
Fair value of plan assets in excess of projected
  benefit obligation                                     (222)        (468)
Unrecognized transition obligation                          -         (147)
Unrecognized net gain                                       -          350
Prepaid pension liability                             $  (222)     $  (265)

     The net periodic pension cost in the Company's statements of income included the following components:




                                                       For the Years Ended December 31,
                                                       1997          1996        1995
                                                                (In thousands)
Service cost                                         $  116        $  140      $  126
Interest cost on projected benefit obligation           222           214         215
Actual return on plan assets                           (281)         (324)       (420)
Net amortization and deferrals                           21           114         221
Net periodic pension cost                                78           144         142
Special recognition due to curtailment and
 lump sum settlements                                   (36)            -           -
Net periodic pension cost                            $   42        $  144      $  142

</TABLE





     The determination of the actuarial present value of the projected benefit obligation assumed a weighted average discount rate of 7.0% for 1997 and 7.5% for 1996 and 1995, and a 3% increase in future compensation levels for all three years. The weighted average expected long-term rate of return on plan assets was 8%.

Postretirement benefits and post employment benefits

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

Employee Severance Plan

     The Company adopted a severance plan in November 1997. The plan provides severance benefits ranging from 2 months to 18 months of the employee's base salary if the employee is terminated involuntarily. The plan incorporates the provisions and terms of any individual contract or agreement that an employee may have with the Company. The Company had previously entered into individual severance agreements with its employees in December 1995. Only five of the severance agreements still exist. Three of the five have been voluntarily amended to remove certain portions that allow the employee to exercise the agreement except for a reduction in base salary, involuntary termination by the Company without cause and relocation greater than 50 miles. In addition, certain of the executive officers have individual employment contracts with the Company.

NOTE 10. RELATED PARTY TRANSACTIONS

     SSHC owns approximately 57% of the outstanding Class A Stock of the Company and 94% of the outstanding shares of both CKBP and Associates.
Under both applicable law and Board of Directors' resolution, transactions with affiliates must be approved by the Board of Directors, be fair and reasonable to the Company, and be on terms no less favorable to the Company than can be obtained from an unaffiliated party in an arm's-length transaction.

     CKBP owns a minority interest in the pipeline that transports oil from South Pass Area (offshore Louisiana) to Venice, Louisiana. The pipeline tariff is $2.75 per barrel and is published with the Federal Energy
Regulatory Commission. The rate is consistent with all other rates from the South Pass Area to Venice. Transportation incurred and payable to CKBP was $3.2 million, $2.8 million and $2.7 million for the years ended December
31, 1997, 1996 and 1995, respectively.

     Under the Partnership Agreement of the Partnership, the general partners were entitled to advancement of litigation expenses in the event they were named parties to litigation in their capacity as general partners. In order to receive such advancements, each general partner was required to request, in writing, advancement of litigation expenses and undertake to repay any advancements in the event it was determined, in accordance with applicable law, that the general partners were not entitled to indemnification for litigation expenses. Each general partner executed such an undertaking agreement in relation to the Griffin Case. Accordingly, the Partnership, and later the Company, advanced litigation expenses to Associates and Cloyce K. Box (and his estate following his death) in connection with such litigation. In addition, the Company advanced litigation expenses on behalf of certain directors and officers of the Company for one lawsuit related to the Griffin litigation and other lawsuits related to the Devere and Nealon Case and Thomas D. Box Cases. See
Note 11. Contingencies. In accordance with the By-Laws of the Company, the defendants have executed written undertakings to repay the Company for any related expenses advanced on their behalf if it is later found that such costs were not subject to indemnification by the Company. No judicial determination has been made that any of the general partners, directors or officers are not entitled to indemnification for litigation expenses incurred. The total legal costs incurred related to these cases were $351,000, $1.5 million and $583,000, for 1997, 1996, and 1995, respectively.

     The Company has a $6.95 million note receivable from SSHC. The balance of the note receivable at December 31, 1997, was $6.2 million. See Note 3.
Note Receivable S-Sixteen Holding Company.

     In December 1997, the Company paid $1.9 million  to Mr. Simplot and
$100,000 to Mr. Lyle for attorneys' fees in connection with the settlement of the Griffin Cases. See Note 5. Reorganization Costs.

     During 1997, the Company paid executive search fees totaling $141,000 to Preng and Associates Inc., which is a company controlled by a member of the Board of Directors.

     The Company bills CKBP and other related parties for an allocated portion of office space that is subleased to CKBP, payroll including the related costs and benefits, and other overhead costs. The amounts billed are considered to be the fair value of such usage or allocations. The
Company billed expenses totaling $40,000, $81,000 and $134,000 for the three years ending December 31, 1997, 1996 and 1995, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

     The Company leases office space in Dallas, Texas covering approximately 33,00 0 square feet. The lease is a non-cancelable operating lease that expires April 1, 1998. In January 1998, the Company amended the current lease effective April 1, 1998. The amended lease extends the term an additional 10 years and reduces the leased office space to approximately
17,000 square feet. Future minimum rental payments for $ 474,000, $407,000, $407,000, $433,000 and $ 441,000 are due in the next five years, respectively, and future commitments are $2.5 million for the remaining 6 years. Total rent expense was $716,000, $717,000 and $688,000 in 1997,
1996, and 1995, respectively.

Litigation Contingencies

Griffin Case

     Griffin et al. v. Box et al. was filed in November 1987, in the United
States District Court in Dallas, Texas by unitholders, including Mr.
Simplot, of the Predecessor Partnership, against the general partners of the Predecessor Partnership and certain of their affiliates. While the plaintiffs brought individual claims, all of which were dismissed before or during the trial, the core of the action was founded upon derivative claims brought on behalf of the Predecessor Partnership and the Company. Chief among these derivative claims was the allegation that the general partners breached the partnership agreement, their fiduciary duties and implied duties in relation to their affiliate's acquisition of an oil pipeline that transports oil from the Gulf of Mexico to Venice, Louisiana. See Note 10.
Related Party Transactions.

     Following a jury verdict adverse to the general partners, the court entered judgment, on behalf of the Company, against the general partners for approximately $20.0 million in actual damages and approximately $2.2 million in punitive damages against the individual general partner, Cloyce
K. Box. In addition, the court imposed a constructive trust on the pipeline revenue of CKBP. On appeal, this judgment was reversed because of inconsistent jury findings on which the judgment was based, and the case was remanded for a new trial on the pipeline derivative claims. Further, the appeals court held that Mr. Lyle had standing to bring the derivative action but remanded for further fact findings regarding the stock ownership status of two of the original plaintiffs, who held a small number of units of the Predecessor Partnership. In June 1997, the district court dismissed, without prejudice, the case for lack of federal jurisdiction. On July 22, 1997, Mr. Lyle filed a Notice of Appeal to the Fifth Circuit challenging the District Court's dismissal. This appeal was subsequently dismissed.
Plaintiffs refiled the action in Texas state court, and on November 4, 1997 the state action was dismissed.

     The Company and Mr. Simplot executed a letter of intent concerning settlement of this litigation. The Company executed the letter in order to avoid continuing litigation. Under the terms of the subsequently executed settlement agreement, Mr. Simplot received $1.9 million for attorneys' fees and Mr. Lyle received $100,000 for attorneys' fees from the Company.
In addition, Mr. Lyle has the right to convert 2,500 of his shares of the Company's Class B Stock into a like number of shares of shares of Class A
Stock.

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

Shareholder Litigation

     The Company, several former directors and two current directors were named defendants in a consolidated class action suit filed in 1995 in Delaware Chancery Court in Wilmington. Plaintiffs, holders of the Company's
Class B Stock, alleged that the Company did not properly respond to what the Company considered informal overtures and not offers from two outside entities. The Plaintiffs sought to compel the Company to put itself up for sale and also sought unspecified damages and attorneys' fees. The case was dismissed on March 10, 1998.

Thomas D. Box Cases

     In August 1996, Thomas D. Box filed suit in state district court in Dallas, purportedly both on his own behalf and on behalf of the Company, against all of his brothers, SSHC (then BBHC) and CKBP. He alleged breaches of fiduciary duties and waste of corporate assets. As remedies, he claimed unspecified monetary damage, attorneys' fees, an accounting and appointment of a receiver for SSHC. He later amended his lawsuit to add the Company and several of its then directors as defendants. In accordance with Delaware law, the Company's Board of Directors appointed a special committee to review the litigation and take any actions the committee, on the advice of independent counsel, deemed necessary. All of Thomas D. Box's claims against the Company were settled in connection with the Simplot
Transaction. See Note 5. Reorganization Expense - Thomas D. Box Settlement.

Other Contingencies

     The Company is not a party to any material pending legal proceedings other than the foregoing. If the Company is not successful in the foregoing suits, it is the opinion of the Company that any adverse judgments, other than certain possible results of the Phillips Litigation, would not have a material adverse effect on the Company.

NOTE 12.  SUPPLEMENTAL DISCLOSURES

Oil and Natural Gas Properties

     Investments in oil and natural gas properties (all of which are in the United States), including onshore fee lands, were as follows:






                                                     At December 31,
                                          1997                           1996
                              Proved    Unproved   Total    Proved     Unproved   Total
                                                    (In thousands)
Onshore                     $  26,401   $ 5,194  $  31,595  $   8,924  $ 3,502  $ 12,426
Offshore                      185,325     3,561    188,886    171,823    3,002   174,825
Total                         211,726     8,755    220,481    180,747    6,504   187,251
Accumulated depreciation,
  depletion and
  amortization               (139,781)        -   (139,781)  (112,648)       -  (112,648)
Net oil and natural gas
  Properties                $  71,945   $ 8,755  $  80,700  $  68,099  $ 6,504  $ 74,603

</TABLE





     Expenditures for acquisition, exploration, development and production for oil and gas properties incurred by the Company are summarized as follows:

                                          For the years ended December 31,
                                           1997          1996         1995
                                             (Unaudited, in thousands)
Acquisition costs                       $ 12,545            -            -
Leasehold acquisition costs             $  5,793      $  5,548     $  3,215
Exploration costs                       $ 13,767      $ 27,811     $  8,902
Development costs                       $  9,975      $  9,359     $ 11,597
Production costs                        $  4,015      $  3,825     $  3,142

     The Company's net ownership interest in proved oil and gas reserves was as follows:




                                                   At December 31,
                                  1997                  1996                  1995
                                      Natural               Natural               Natural
                                Oil     Gas           Oil     Gas           Oil     Gas
                            MBbls(1)   MMcf        MBbls     MMcf        MBbls     MMcf
                                              (Unaudited, in thousands)
Beginning of period          3,299   39,332        2,938   51,373      3,298     50,334
 Revisions of previous
   estimates                   330   (6,004)         709   (8,162)         7      1,040
 Extensions, discoveries
   and other                 1,046    4,115          585    4,340        472      5,866
 Purchased reserves            973    6,216            -        -          -          -
 Production                 (1,197)  (7,116)        (933)  (8,219)      (839)    (5,867)
End of period                4,451   36,543        3,299   39,332      2,938     51,373

Proved developed reserves
 Beginning of period         2,541   28,323        2,282   33,521      1,941     23,488
 End of period               3,208   27,259        2,541   28,323      2,282     33,521

 (1) Includes Natural Gas Liquids

</TABLE





     The proved developed and undeveloped reserves and standardized measure of discounted future net cash flows associated with South Pass Block 89 are burdened by a 33% Net Profits expense. The reserves included herein for South Pass Block 89 are stated before deduction of Net Profits expense, which is treated as an operating expense rather than a reduction in proved reserves. At December 31, 1997 proved reserves from South Pass Block 89 represented approximately 21% and 28% of the total proved oil and natural gas reserves, respectively.

     Estimates of oil and gas reserves were prepared by the independent engineering and consulting firm of Netherland, Sewell & Associates, Inc.
for 1996 and 1995, and by Netherland, Sewell & Associates, Inc. and Miller and Lents, Ltd. for 1997. The determination of these reserves is a complex and interpretative process that is subject to continued revision as additional information becomes available. In most cases, a relatively accurate determination of reserves may not be possible for several years due to the time necessary for development drilling, testing and studies of the reservoirs.

     The quantities of proved oil and gas reserves presented include only those amounts which the Company reasonably expects to recover in the future from known oil and gas reservoirs under existing economic and operating conditions. Proved reserves are limited to those quantities which are recoverable commercially at current prices and costs, under existing regulatory practices and technology. Therefore, any changes in future prices, costs, regulations, technology and unforeseen factors could significantly increase or decrease proved reserve estimates.

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

     Due to the imprecise nature of the oil and gas reserves and the uncertainty of future economic conditions, the Company makes no representation regarding what interpretations may be made or what degree of reliance may be placed on this method of evaluating proved oil and gas reserves. The following table presents the standardized measures of discounted future estimated net cash flows and changes therein relating to proved oil and gas reserves:





                                                            At December 31,
                                                 1997             1996            1995
                                                      (Unaudited, in thousands)
Oil and natural gas revenues                  $ 226,262        $ 326,498       $ 335,199
Production costs                                (31,702)         (26,971)        (26,269)
Net Profits expense                             (28,933)         (53,955)        (64,988)
Development costs                               (23,954)         (17,756)        (20,046)
Income tax expense                              (16,845)         (50,638)        (50,027)
Net cash flow                                   124,828          177,178         173,869
10% annual discount                             (30,990)         (31,165)        (39,887)
Standardized measure of discounted future
  net cash flow                               $  93,838        $ 146,013       $ 133,982





     Following are the principal sources of changes in the standardized measure of discounted future net cash flows




                                                            At December 31,
                                                 1997             1996            1995
                                                       (Unaudited, in thousands)
Standardized measure of discounted cash
  flows at beginning of year                  $ 146,013        $ 133,982       $ 124,490
Sales and transfers of oil and natural gas
  produced, net of production costs and
  Net Profits expense                           (42,097)         (47,810)        (36,479)
Net changes in prices and production costs      (61,134)          37,764          12,300
Net changes in estimated development costs       (5,130)          (1,332)         (3,229)
Net changes in estimated Net Profits expense     14,029            1,750          (8,990)
Net changes in income tax expense                28,283           (3,736)         (6,175)
Extensions, discoveries and improved
  recovery less related costs                     9,171           16,060          25,042
Purchases of proved oil and natural gas
  Reserves                                       13,865                -               -
Development costs incurred during the year        9,975            9,359          11,597
Revisions of previous quantity estimates        (21,306)         (10,747)         15,048
Other changes                                   (12,432)          (2,675)        (12,071)
Accretion of discount                            14,601           13,398          12,449
Standardized measure of discounted future
  net cash flows end of year                  $  93,838        $ 146,013       $ 133,982

</TABLE




NOTE 13.  INDUSTRY SEGMENT INFORMATION

     The Company is engaged in only one industry segment -- crude oil and natural gas exploration, development and production. The Company generally does not operate oil and gas properties but owns interests in such properties as a working interest owner.

     Purchases by BayOil (USA), Inc. during 1997 and 1996 represented 31% and 18% of the Company's total oil and natural gas revenues, respectively.
Marathon Oil Company's purchases during 1995 accounted for 25% of the total oil and natural gas revenues for that year. Purchases by Texas Eastern during 1997, 1996 and 1995 represented 42%, 51%, and 70%, of the total oil and natural gas revenues, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information with respect to persons who served on the Company's Board of Directors (a "Director") or as an executive officer of the Company during 1997. Each Director holds office until his successor is elected and qualified or until his or her earlier resignation or removal in accordance with the Certificate of Incorporation and By-Laws of the Company. Several of the present and former Directors and several of the present and former officers have been named as defendants in one or more legal actions. See "Litigation Involving Directors and Officers." Executive officers hold their respective offices at the pleasure of the Board of Directors.

Name                               Age  Position

Don D. Box (1) (4)                  47  Director, Executive Vice President
John E. Goble, Jr. (2)              51  Director
William E. Greenwood (3)            59  Director
David H. Hawk (1)                   53  Director, Chairman of the Board
James Arthur Lyle (3)               52  Director
David E. Preng (3)                  51  Director
Thomas W. Rollins (1)               66  Director
Alan C. Shapiro (2) (3)             52  Director
James A. Watt (1)                   47  Director, President and
                                                  Chief Executive Officer
Steven J. Craig                     45  Senior Vice President/Planning and
                                                  Administration
J. Burke Asher                      57  Vice President/Finance and
                                                  Secretary
Edward V. Howard                    34  Vice President, Controller and
                                                  Assistant Secretary
Glen Adams (2) (5)                  59  Director
Bernay C. Box (2) (7)               36  Director
Daryl L. Buchanan (1) (3) (6)       48  Director
Richard D. Squires (1) (3) (8)      40  Director
Dennis A. Francis (9)               45  Senior Vice President/Operations
Rodney A. Madden (9)                42  Vice President/Marketing and Supply
Dorothy A. Knauf (10)               77  Treasurer and Assistant Secretary

------------
(1)   Member of the Executive Committee.
(2)   Member of the Audit Committee.
(3)   Member of the Compensation Committee.
(4)   Don D. Box served as Chairman of the Board of Directors and Chief
Executive Officer until October 8, 1997, at which time he was appointed
Executive Vice President.
(5)   Glen Adams resigned as a Director on January 24, 1997.
(6)   Daryl L. Buchanan resigned as Director on January 23, 1997.
(7)   Bernay C. Box did not stand for reelection at the annual
stockholders' meeting held on December 4, 1997.
(8)   Richard D. Squires resigned as a Director on April 25, 1997.
(9)   The employment of Dennis A. Francis and Rodney A. Madden terminated effective October 31, 1997.
(10)  Dorothy A. Knauf resigned effective October 24, 1997.

     The following is a brief description of the background and principal occupation of each Director and executive officer of the Company. The periods of service shown below for officers of the Company include service prior to the Corporate Conversion, as officers of Associates, which served as the corporate general partner of the Partnership.

     Don D. Box has served as a Director of the Company since March 1991, and as Executive Vice President of the Company since October 1997. He served as Chairman of the Board of Directors from January 1994 to October
1997, as Chief Executive Officer from August 1996 to October 1997 and as
President from August 1996 to March 1997. From March 1994, until January
1995, he served as the Company's Director of Corporate Development. He has served as Vice President of BBHC, Associates, and CKBP since September
1997. For more than five years prior to September 1997, he served as a director and executive officer of BBHC, Associates, and CKBP and certain other affiliates of BBHC. BBHC is the prior name of S-Sixteen Holding
Company, which owns 57.2% of the Class A Stock and which is the parent corporation of Associates and CKBP. Mr. Box is a director of Toucan Mining
Company. He is a co-executor of the Cloyce K. Box Estate.

     John E. Goble, Jr. has served as a Director since April 1997. Mr.
Goble is a certified public accountant and a certified financial planner and from 1986 through the present has served as an investment and financial advisor to Byrd Investments. Mr. Goble is a director of the Miracle of Pentecost Foundation.

     William E.  Greenwood has served as a Director since April 1997. From
1995 through the present, Mr. Greenwood has served as a consultant. He served as director and chief operating officer of Burlington Northern
Railroad Corporation from 1990 until 1994. Mr. Greenwood is a director of AmeriTruck Distribution Corporation, Mark VII, Inc., and Transport Dynamics
Inc.  Mr. Greenwood is also president of the Mendota Museum and Historical
Society.

     David H. Hawk has served as a Director since September 1997 and as Chairman of the Board since October 1997. Since 1984, he served as Director, Energy Natural Resources for the J.R. Simplot Company in Boise
Idaho, which was founded by J.R. Simplot, who together with members of his family, controls 57.2% of the Company's Class A Stock.

     James Arthur Lyle, CCIM has served as a Director since September 1997.
Since 1976, he has been the owner of James Arthur Lyle & Associates, a commercial industrial and investment real estate firm in El Paso, Texas.
Since 1984, Mr. Lyle has served as a director, Chief Operating Officer, and
Vice President of Hueco Mountain Estates, Inc., a 10,500-acre multi-use real estate development located in El Paso County, Texas.

     David E. Preng has served as a Director since April 1997. From 1980 through the present, Mr. Preng has been Chief Executive Officer and President of Preng and Associates, Inc., an international executive search firm. He is a director of Citizens National Bank of Texas and the British
American Business Association, and is a fellow of the Institute of Directors in London.

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

     James A. Watt has served as a Director since September 1997 and as President and Chief Operating Officer from March 1997 to February 1998. He was appointed Chief Executive Officer on February 4, 1998. Mr. Watt was a
Vice President/Exploration of Seagull Energy E&P, Inc. from 1993 to 1997.
He was Vice President/Exploration & Exploitation of Nerco Oil & Gas, Inc.
from 1991 to 1993. Mr. Watt received a Bachelor of Science in Physics from Rensselaer Polytechnic Institute.

     Steven J. Craig has served as Senior Vice President/Planning and
Administration of the Company since April 1997, and served as Administrative Assistant to the Chairman from August 1996 to April 1997.
He served as Vice President and Assistant Treasurer of BBHC, Associates and
CKBP from March 1997 to October 1997, and as director from March 1997 to August 1997. Mr. Craig served as Assistant Treasurer and Controller of
Associates and CKBP from March 1996 to March 1997, and served as Chief
Financial Officer and Assistant Treasurer of BBHC from May 1996 to March
1997.  He served as Vice President of the Company from February 1994 to
March 1995. Mr. Craig was self employed in real estate and consulting from 1992 to 1994 and from March 1995 to March 1996.

     J. Burke Asher has served as Vice President/Finance of the Company since December 1997 and as Secretary since October 1996. He served as the Company's Chief Accounting Officer from September 1996 to December 1997.
He has served as Treasurer and Assistant Secretary of BBHC, Associates, and CKBP since March 1997. He served as a director of BBHC and Associates from March 1997 to August 1997, and as a director of CKBP from March 1997 to April 1997. Mr. Asher was an independent, self-employed financial consultant and adviser from 1987 to 1996. He also served as controller of Doty-Moore Tower Services, Inc., a privately held contractor to the communications industry, from 1993 to 1995.

     Edward V. Howard, a Certified Public Accountant, has served as Vice
President and Controller of the Company since March 1992 and as a senior accountant from 1989 to 1992. He was elected Assistant Secretary on October 1, 1997. Mr. Howard received a Bachelor of Business Administration in Accounting from West Texas State University.

     Glen Adams served as a Director from July 30, 1996 until January 24,
1997.  From 1990 until August 15, 1996, Mr. Adams served as a Director,
Chairman, President and Chief Executive Officer of Southmark Corporation, a diversified company with interests in real estate, oil and gas properties, insurance and other areas.

     Bernay C Box served as a Director from July 30, 1996  to December 4,
1997. He has served as President of Bernay Box & Co., a private Dallas investment advisory firm, since 1991. Bernay C. Box is the nephew of the late Cloyce K. Box and is the first cousin of Don D. Box.

     Daryl L. Buchanan served as a Director from July 30, 1996 until
January 23, 1997.  Since January, 1986, he has served as Executive Vice
President of Georges Investment Company, a Houston and Dallas diversified investment firm formerly controlled by the late Basil Georges whose estate holds 13.6% of the Company's Class A Stock.

     Richard D. Squires served as a Director from July 30, 1996 until April
25, 1997.  Since 1988, Mr. Squires has served as President of RS Holdings,
Inc., a Dallas-based real estate and high-yield securities investment firm.
Mr. Squires also serves as a director of Vista 2000, Inc. and American
Consumer Products, Inc., a subsidiary of Vista 2000, Inc., and as President of R3 Realty Corp. (formerly Pace Membership Warehouse, Inc.).

     Dennis A. Francis served as Senior Vice President/Operations of the
Company from 1989 to 1997, and as Vice President from 1981 to 1989. He served as Vice President of CKBP from 1982 until November 1993.

     Rodney A. Madden served as Vice President/Marketing and Supply of the
Company from 1989 to 1997, and as a manager of marketing from 1982 to 1989.

     Dorothy A. Knauf served as Treasurer and Assistant Secretary of the
Company from 1981 until 1997. She served as Treasurer of Associates until March 1996.

New Officer

     Robert P. Murphy joined the Company as Vice President/Exploration on
January 22, 1998. Mr. Murphy served as a director of Cairn Energy USA, Inc.
from May 1996 to November 1997. Mr. Murphy joined Cairn in 1990 as an exploration geologist and was Cairn's Vice President-Exploration from March
1993 to January 1998. From 1984 to 1990, Mr. Murphy served as an exploration geologist for Ensearch Exploration, an oil and gas company.
Mr. Murphy holds a M.S. in geology from The University of Texas at Dallas.
He is 39 years of age.

     None of the Directors have significant personal interests in the exploration, development or production of oil and gas.

LITIGATION INVOLVING DIRECTORS AND EXECUTIVE OFFICERS

Shareholder Litigation

     The Company, several former directors and two current directors were named defendants in a consolidated class action suit filed in 1995 in Delaware Chancery Court in Wilmington. Plaintiffs, holders of the Company's
Class B Stock, alleged that the Company did not properly respond to what the Company considered informal overtures and not offers from two outside entities. The Plaintiffs sought to compel the Company to put itself up for sale and also sought unspecified damages and attorneys' fees. The case was dismissed on March 10, 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon the Company's review of Forms 3 and 4 received by the Company, all persons required by Section 16(a) of the Securities
Exchange Act of 1934 ("the Act") to file such forms complied with Section
16(a) of the Act with the following exceptions: Directors John E. Goble, Jr., William E. Greenwood, David E. Preng, David H. Hawk, and James Arthur
Lyle each filed one late Form 3, and Mr. Preng filed one late Form 4.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid by the Company during 1997, 1996, and 1995 to the Company's Chief Executive Officer and its four most highly compensated executive officers, other than the Chief
Executive Officer, whose total annual salary and bonus in 1997 exceeded
$100,000 (collectively, the "Named Executive Officers").





                                              Summary Compensation Table

                         Annual Compensation               Long-Term Compensation
                                                                 Securities
                                           Other     Restricted  Underlying
Name and                                   Annual      Stock      Options/    All Other
Principal       Fiscal  Salary   Bonus  Compensation   Awards      SAR's     Compensation
Position         Year      ($)    ($)     ($)(1)        ($)        (#)            ($)

James A. Watt    1997  166,250  100,000       -     112,500(3)   100,000     148,039(4)
 President
  and Chief      1996       -        -        -           -            -           -
  Executive
  Officer(2)     1995       -        -        -           -            -           -

Don D. Box       1997  183,335       -        -           -        100,000      2,884(6)
  Executive
  Vice           1996       -        -        -           -             -      28,000(6)
  President (5)
                 1995   19,300       -        -           -             -     554,100(6)

Dennis A.        1997  113,330       -        -           -             -     249,107(8)
  Francis
  Senior Vice    1996  136,000    4,000       -           -             -         400(10)
  President/
  Operations (7) 1995  123,600   21,700       -           -         20,000(9)     102(10)

Steven J. Craig  1997  100,008   15,000       -           -         20,000        177(10)
  Senior Vice
  President/     1996   40,202   10,000       -           -             -          77(10)
  Planning and
  Administration 1995   25,641       -        -           -             -          -

J. Burke Asher   1997   95,004   15,000       -           -         20,000        450(10)
  Vice President
  /Finance and   1996   31,668    3,200       -           -             -         150(10)
   Secretary
                 1995       -        -        -           -             -          -
</TABLE



----------
(1)   No amount is included as it is less than 10% of the total salary and bonus of the individual for the year.

(2)   James A. Watt served as President and Chief Operating Officer from
March 17, 1997 to February 4, 1998, on which date he was appointed Chief
Executive Officer.

(3)   At December 31, 1997 Mr. Watt held 15,000 restricted shares of Class
B Stock with a value of $77,813. The total number of restricted shares awarded effective March 17, 1997 was 15,000, which vest 20% per year from the effective date. If any dividends are paid to holders of Class B Stock, Mr. Watt's restricted shares will be entitled to receive dividends.

(4) This amount includes a signing bonus of $25,000, reimbursed relocation expenses of $122,892, and $147 for group term life insurance premiums paid by the Company.

(5)   Don D. Box served as Chairman of the Board from March 1991 to October
1997 and as Chief Executive Officer from August 1996 to October 1997. He served as Director of Corporate Development from March 1994 until January
1995 and as President from August 1996 until March 1997.

(6) For 1995, this amount includes $463,500 of severance payments (equal to 24 months of salary), $68,900 in other severance benefits such as art work and furniture and reclassification of certain disputed items as income, and $21,700 for Director's fees. For 1996, this amount is for Director's fees. For 1997, $2,722 is for Director's fees and $162 is for group term life insurance premiums paid by the Company.

(7)   Dennis A. Francis' employment terminated effective October 31, 1997.

(8)   This amount is for severance payments.

(9) All options terminated upon the optionee's termination of employment with the Company.

(10) These amounts are for group term life insurance premiums paid by the Company.

     Severance agreements are discussed below.  Three Named Executive
Officers have employment contracts with the Company. See "Change in Control Arrangements."

EMPLOYEE STOCK OPTIONS

1992 Plan

     The Company's Board of Directors approved the 1992 Incentive Stock
Option Plan (the "1992 Plan") on April 24, 1992 for Company employees.  The
1992 Plan was approved by the holders of a majority of the Company's Class
A Stock on July 1, 1992, effective as of April 24, 1992. The 1992 Plan terminates on April 23, 2002. The primary purposes of the 1992 Plan are to provide an additional inducement for those employees granted options to remain with the Company and to continue to increase their efforts to make the Company successful. The 1992 Plan is administered by those Directors serving on the Compensation Committee. During 1997, no options were granted under the 1992 Plan. As of December 31, 1997, only 28,500 options remain outstanding under the 1992 Plan, and the Company does not anticipate granting any more options thereunder.

Terms of the 1992 Plan include the following:

     a. More than one option may be granted to an employee, but options for no more than 20,000 shares, in the aggregate, may be granted under the 1992 Plan to any employee. In 1995, the Board of Directors voted to amend the 1992 Plan to allow the granting of options for an unlimited number of shares, in the aggregate, to an employee, provided that options for no more than 20,000 shares per year are granted to any individual employee, except the Chief Executive Officer, who would be limited to options for no more than 50,000 shares per year. In order to become effective, such amendment to the 1992 Plan requires the approval of the holders of a majority of the Company's Class A Stock (the "Stock Option Amendment"). The present Board of Directors does not anticipate submitting the Stock Option Amendment to a vote of the stockholders.

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

     d. All options terminate 10 years from the date of grant, except those options granted to an individual who at the time of such grant owns more than 10% of the voting power of any class of the Company's outstanding stock, which options terminate five years from the date of grant, or upon a termination of an optionee's employment with the Company, other than an authorized retirement or as a result of death or an acknowledged physical disability. The options granted under the 1992 Plan may not be transferred by an optionee except by will or the laws of descent and distribution.

     e. As a condition to the grant of an option, the optionee is required to execute a written agreement to remain in the employment of the Company for one year, subject to termination at will by the Company.

     f. The number of shares of Class B Stock covered by options granted to any individual under the 1992 Plan and the option prices are subject to certain anti-dilution adjustments.

1997 Plan

     On December 4, 1997, the holders of a majority of the Company's Class
A Stock approved the 1997 Stock Option Plan (the "1997 Plan"), which is intended to benefit the Company by providing Directors and key employees of the Company with additional incentives and giving them a greater interest as shareholders in the success of the Company.

     The 1997 Plan provides for the issuance of options to purchase only
Class B Stock and is administered by a committee (the "Committee") of two or more Directors of the Company who each qualify as a "Non-Employee
Director" under Rule 16b-3 under the Securities Exchange Act of 1934, as amended and as an "outside director" under Section 162(m) of the Internal
Revenue Code of 1986, as amended (the "Code"). Directors and those key employees of the Company and its subsidiaries selected by the Committee are eligible to be granted options under the 1997 Plan. The Committee has the discretion to determine the participants to be granted options, the number of shares granted to each person, the purchase price of the Class B Stock covered by each option and other terms of the option. Options intended to meet the requirements of Section 162(m) of the Code will have an exercise price no less than the fair market value of the Class B Stock on the date of grant. The Committee estimates that approximately 22 employees will be eligible participants.

     Options granted under the 1997 Plan may be either incentive stock options qualifying under Section 422 of the Code or non-qualified stock options. The Company may issue up to 2,750,000 shares of Class B Stock upon the exercise of options granted under the 1997 Plan, but no individual may be issued more than 275,000 shares. In the event any option terminates, expires or is surrendered without having been exercised in full, the shares subject to such option will again be available for issuance pursuant to options to be granted under the 1997 Plan. The shares of Class B Stock to be issued upon exercise of options may be authorized but unissued shares or shares previously issued and reacquired by the Company. The 1997 Plan will terminate 10 years after its effective date, which is December 4, 1997.

     The term of an option will be fixed by the Committee, but in no event will the term be more than 10 years (five years with respect to incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of stock then outstanding) from the date of grant. Each option will be exercisable at such times and upon such conditions as the Committee may determine, except that the aggregate fair market value of Class B Stock with respect to which incentive stock options are exercisable for the first time by an optionee in any calendar year may not exceed $100,000. The option exercise price will be determined by the Committee, but may not be less than the par value of the Class B Stock, and in the case of incentive options may not be less than the fair market value of the Class B Stock on the date of grant or 110% of the fair market value with respect to any incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of stock then outstanding. Option holders will pay the option exercise price in cash or, unless the Committee objects, in shares of Common Stock owned by the option holder. The Committee may provide the option holder with the right to satisfy any withholding tax obligation by delivery of previously owned shares or withholding shares otherwise issuable upon exercise of a non-qualified stock option. The Committee may provide that unexpired and unvested options will become fully exercisable upon a change in control of the Company, as defined in the stock option agreement. Adjustments will be made to the option exercise price and number of shares covered by outstanding options to prevent dilution or enlargement of rights of option holders as a result of certain corporate events, such as reorganizations, mergers, stock splits, stock dividends or other changes in the capital structure of the Company. Adjustments will also be made to the number of shares remaining subject to issuance under the 1997 Plan and to the maximum number of shares issuable to any individual.

     In the event of the retirement of an optionee at the normal retirement age in accordance with the retirement policy of the Company, or the resignation of the optionee with the written consent of the Company, or after ceasing to be a member of the Board of Directors in the case of a director who is not an employee of the Company, an optionee may exercise vested options for a period of 60 days following the date of such retirement, resignation, or ceasing to be a director. In the event of his death or disability, the optionee may exercise vested options for a period of one year from the date of death or disability. In the event of any other termination of employment, unless otherwise determined by the Committee, all outstanding options held by the optionee will terminate on the date of such termination of employment. No option, however, will be exercisable after the expiration of the term of the option.

     The Board of Directors may suspend, terminate or amend the 1997 Plan at any time, except that without the approval of the shareholders no such amendment may increase the maximum number of shares subject to the 1997
Plan, increase the maximum number of shares issuable to any person or change the designation of the class of persons eligible to receive options.

     Under the 1997 Plan, each Director, other than Don D. Box, David H.
Hawk, James Arthur Lyle and James A. Watt, has been granted stock options in three grants: one grant to purchase 25,000 shares effective May 1, 1997, at an exercise price of $6.94 per share (the closing market price of the Class B Stock on such date); a second grant to purchase 25,000 shares to be effective May 1, 1998, at an exercise price of $9.00 per share; and a third grant to purchase 25,000 shares to be effective May 1, 1999, at an exercise price of $11.00 per share. The options will not be exercisable until one year after their respective grants or, if earlier, the termination of the director from the Board of Directors other than by resignation, and will terminate 60 days after the director's ceasing to be a member of the Board of Directors (one year if due to death or disability). Pursuant to an employment agreement with James A. Watt, the Company's President and Chief
Executive Officer, the Company issued a grant to Mr. Watt of options covering 100,000 shares at an exercise price of market value on the day of grant, with the options to become exercisable 20% per year over five years.
Also under the 1997 Plan, the Company granted to Don D. Box, the former
Chief Executive Officer and current Executive Vice President of the
Company, options to purchase 100,000 shares of Class B Stock.

Federal Income Tax Consequences

     No taxable income will be realized by a participant upon the grant of a non-qualified stock option. Upon exercise, the excess of the fair market value of the shares at the time of exercise over the option exercise price for such shares will generally constitute taxable compensation. The
Company or a subsidiary will be entitled to a deduction for such compensation income (assuming any federal income tax withholding requirements are satisfied). Upon disposition of the shares acquired upon exercise, any appreciation (or depreciation) in the stock value after the date of exercise will be treated as capital gain (or loss).

     No taxable income will be recognized by a participant upon the grant or exercise of an incentive stock option, assuming there is no disposition of the option shares within two years after the option was granted or within one year after the option was exercised (the "holding period"), and provided that the participant has been employed by the Company or one of its subsidiaries from the date of grant to a date that is not more than three months before the date of exercise. The exercise of an incentive stock option, however, could result in an item of tax preference for purposes of the alternative minimum tax. The sale of incentive stock option shares after the holding period at a price in excess of the participant's adjusted basis (ordinarily the option exercise price) will constitute capital gain to the participant, and neither the Company nor any subsidiary will be entitled to a federal income tax deduction by reason of the grant or exercise of the option or the sale of the shares. If incentive stock option shares are sold by the participant prior to the expiration of the holding period, generally the participant will have compensation income taxable in the year of such sale in an amount equal to the excess, if any, of the fair market value of such shares at the time of exercise of the option (or, if less, the amount received upon the sale) over the option exercise price for such shares. The Company or a subsidiary will be entitled to a deduction for such compensation income (assuming any federal income tax withholding requirements are satisfied).




                                    Option Grants in Last Fiscal Year
                                       Individual Grants
                                      Percent of
                       Number of        Total
                       Securities      Options
                       Underlying     Granted to                             Grant Date
                        Options      Employees in    Exercise   Expiration  Present Value
Name                    Granted       Fiscal Year  Price/Share     Date         ($)
James A. Watt            100,000        36.7%         $6.625     03/17/07      454,370
Don D. Box               100,000        36.7%         $6.625     12/05/07      454,370
Steven J. Craig           20,000         7.2%         $6.625     12/05/07       90,874
J. Burke Asher            20,000         7.2%         $6.625     12/05/07       90,874


----------

(1) These values were determined under the Black-Scholes option pricing model based on the following assumptions: stock price volatility of 49.51%; interest rate based on the yield to maturity of a 10-year stripped Treasury security; exercise in the tenth year; and a dividend rate of zero. No adjustments were made for nontransferability or risk of forfeiture. The Company's use of this model does not constitute an endorsement or an acknowledgment that such model can accurately determine the value of options. No assurance can be given that the actual value, if any, realized by an executive upon the exercise of these options will approximate the estimated values calculated by using the Black-Scholes model.




    Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
                                     Number of Securities       Value of Unexercised In-
             Number of              Underlying Unexercised       the Money Options at
               Shares      Value       Options at Fiscal            Fiscal Year-End
            Acquired on  Realized         Year-End                     ($)(1)
Name          Exercise      ($)    Exercisable  Unexercisable  Exercisable  Unexercisable

James A. Watt    -           -          -         100,000           -             -
Don D. Box       -           -          -         100,000           -             -
Steven J. Craig  -           -          -          20,000           -             -
J. Burke Asher   -           -          -          20,000           -             -

</TABLE




----------
(1)  Computed as the number of securities multiplied by the difference between the option exercise prices and the closing price of the Class B
Stock on December 31, 1997.

PENSION PLAN

     The Company's pension plan provides retirement and other benefits to eligible employees upon reaching the "normal retirement age," which is age
65 or after five years of service, if later. Directors who are not also employees of the Company are not eligible to participate in the plan.
Employees are eligible to participate on January 1 following the completion of six months of service or the attainment of age 20 1/2, if later.
Additional provisions are made for early or late retirement, disability retirement and benefits to surviving spouses. At normal retirement age, an eligible employee will receive a monthly retirement income equal to 35% of his or her average monthly compensation during the three consecutive calendar years in the prior 10 years which provide the highest average compensation, plus 0.65% of such average compensation in excess of the amount shown in the Social Security Covered Compensation Table (as published annually by the Internal Revenue Service) multiplied by his or her years of service, limited to 35 years. If an employee terminates employment (other than by death or disability) before completion of five years of service, no benefits are payable. If an employee terminates employment after five years of service, the employee is entitled to all accrued benefits.

     The following table illustrates the annual pension for plan participants that retire at "normal retirement age" in 1997:




                                 Pension Plan Table
                                               Years of Service (1)(3)(4)
     Average
  Compensation (1)(2)           15         20         25         30         35
        ($)                    ($)        ($)        ($)        ($)        ($)
      125,000                 53,071     56,178     59,285     62,392     65,499
      150,000                 64,259     68,178     72,098     76,017     79,937
      160,000                 68,734     72,978     77,223     81,467     85,712
      175,000                 68,734     72,978     77,223     81,467     85,712
      225,000                 68,734     72,978     77,223     81,467     85,712
      250,000                 68,734     72,978     77,223     81,467     85,712
      300,000                 68,734     72,978     77,223     81,467     85,712
      400,000                 68,734     72,978     77,223     81,467     85,712
      450,000                 68,734     72,978     77,223     81,467     85,712
      500,000                 68,734     72,978     77,223     81,467     85,712

</TABLE




----------

(1) As of December 31, 1997, the Internal Revenue Code does not allow qualified plan compensation to exceed $160,000 or the benefit payable annually to exceed $125,000. These limitations will be adjusted by the Internal Revenue Service for inflation in future years. When the limitations are raised, the compensation considered, and the benefits payable under the Retirement Plan will increase to the level of the new limitations or the amount otherwise payable under the Retirement Plan, whichever amount is lower.

(2) Subject to the above limitations, compensation in this table is generally equal to all of a participant's compensation paid in a fiscal year (the total of Salary, Bonus, Other Annual Compensation, and All Other
Compensation in the Summary Compensation Table). Average compensation in this table is the average of a plan participant's compensation during the highest three consecutive years out of the prior 10 years.

(3)   The estimated credited service at December 31, 1997 for the Named
Executive Officers is as follows:  James A. Watt (1 year), Don D. Box  (2 years), Dennis A. Francis (16 years), Steven J. Craig (3 years), and J.
Burke Asher (1 year).

(4) The normal form of payment is a life annuity for a single participant or a 50% joint and survivor annuity for a married participant. Such benefits are not subject to a deduction for Social Security or other offset amounts.

COMPENSATION OF DIRECTORS

     The Directors held eleven meetings in 1997. All Directors attended at least 75% of the 1997 meetings held during their respective tenures. With respect to Director activities undertaken by a committee of Directors, a quorum of committee members were present at each of the respective committee meetings. Each Director was paid a fee of $20,000 per annum. In addition, each Director receives $1,000 for each Board meeting attended and $750 for each committee meeting attended if the committee meeting is on a different day than the Board meeting. Directors are entitled to reimbursement for out-of-pocket expenses related to their services as Directors. The Company also provides the Directors with directors' and officers' liability insurance. Further, the Company's By-Laws provide for the Company's indemnification of Directors and officers in certain situations.

     Bernay C. Box, John E. Goble, Jr., William E. Greenwood, David E.
Preng, Thomas W. Rollins and Alan C. Shapiro each were granted stock options to purchase shares of Class B Stock under the 1997 Stock Option
Plan. The option grants to each of these Directors consist of three grants: one grant to purchase 25,000 shares to be effective May 1, 1997, at an exercise price of $6.94 per share (the closing market price of the Class
B Stock on such date); a second grant to purchase 25,000 shares to be effective May 1, 1998, at an exercise price of $9.00 per share; and a third grant to purchase 25,000 shares to be effective May 1, 1999, at an exercise price of $11.00 per share. The options will have 10-year terms, will not be exercisable until one year after their respective grants or, if earlier, the termination of the director from the Board of Directors other than by resignation, and will terminate 60 days after the director's ceasing to be a member of the Board of Directors (one year if due to death or disability). Stock options previously granted to Directors were canceled upon approval by stockholders of the Non-Employee Director Stock Purchase
Plan (the "Director Stock Purchase Plan"). Options granted to Bernay C. Box expired unexercised in February 1998 as a result of his ceasing to be a Director on December 4, 1997.

     Additional compensation was paid to each of Messrs. Don D. Box, Bernay
C. Box, Thomas W. Rollins and Alan C. Shapiro equal to 7,207 shares of
Class B Stock (having a market value of $50,000 on May 1, 1997), which will be subject to restrictions on transfer until July 11, 1998. The restrictions on transfer relating to the shares issued to Bernay C. Box terminated December 4, 1997, as a result of his ceasing to be a Director.

     During 1997, the Company paid Rollins Resources, a proprietorship owned by Director Thomas W. Rollins, $3,750 for consulting fees. During
1997, the Company paid $141,000 in fees and expense reimbursements to Preng
& Associates, Inc., which is majority-owned by Director David E. Preng, for executive search services.

     The Company's Board of Directors approved the 1992 Non-Qualified Stock
Option Plan (the "Non-Qualified Plan") on April 24, 1992 for Company
Directors. The Non-Qualified Plan was approved by the holders of the Class
A Stock on July 1, 1992, effective as of April 24, 1992. The Non-Qualified
Plan was scheduled to terminate on April 23, 2002. However, upon adoption of the Director Stock Purchase Plan, the Non-Qualified Plan was terminated and all options outstanding thereunder were canceled.

DIRECTOR STOCK PURCHASE PLAN

     On December 4, 1997, the holders of a majority of the Company's Class
A Stock approved the Non-Employee Director Stock Purchase Plan (the
"Director Stock Purchase Plan"), which is intended to encourage Directors of the Company to acquire a greater equity interest in the Company by providing a means for them to receive their director fees in shares of Class B Stock.

     Each non-employee Director of the Company may elect once each year to receive all or a portion of the fees he receives as a Director in restricted shares of Class B Stock in lieu of cash. The number of shares of Class B Stock to be received will be the number of shares that will equal 150% of the cash amount of such Director's fees divided by the closing market price of the Class B Stock on the day that cash fees would otherwise be paid to the Director. The shares of Class B Stock will be restricted from transfer by the Director until one year after issuance or, if earlier, his termination as a member of the Board of Directors as a result of his death, disability, removal or failure to be nominated for an additional term. The Director will have the right to vote the shares of restricted stock and to receive any dividends paid in cash or other property.

     The Director Stock Purchase Plan may be terminated at any time upon a vote of the Board of Directors to terminate the Plan.

CHANGE IN CONTROL ARRANGEMENTS

1995 Severance Agreements

     The Company entered into Severance Agreements with its employees in December 1995, including Dennis A. Francis. The Severance Agreements required certain payments to employees upon a termination of employment, in certain instances, during a period of two years after a change in control
(as defined in the Severance Agreements). Terminations providing severance benefits include terminations by the Company other than for cause (as defined in the Severance Agreements) or by the employee following a change in control upon the occurrence of certain enumerated events adversely affecting the employee's employment. A change in control is defined in the Severance Agreements as the acquisition of 25% or more of the combined voting power of the then outstanding Class A Stock, the cessation of membership of more than one-third of the eight members who comprised the Board of Directors of the Company on August 16, 1995, a merger, consolidation or reorganization of the Company, a plan of complete liquidation or dissolution of the Company or an agreement to sell or otherwise dispose of substantially all of the assets of the Company. A change in control, as defined in the severance agreements, occurred in July
1996.

     In applicable situations, the Severance Agreements provided for cash payments to former employees equal to the sum of: (1) all accrued, unpaid compensation and a pro-rata bonus, (2) severance pay ranging from 6 to 18 months of the employee's base salary, and (3) an amount equal to the actuarial present value, as of the date of termination, of three years' hypothetical additional benefits under the Company's pension plan;
provided, however, the former employee retains all vested benefits under the Company's pension plan and any other qualified pension or profit-sharing plans. In addition, in applicable situations, the Severance
Agreements provided for the continuation of life, disability, medical, dental and hospitalization insurance for 6 to 18 months, and for the lapsing of all restrictions on and full vesting of any outstanding incentive awards, including stock options granted to the employee. The
Severance Agreements entered into with employees other than officers and executives provide that, in applicable situations, the employee may elect to receive the cash equivalent of the insurance benefits. The Company's
Incentive Plan provides that options granted thereunder must be exercised only during the continuance of the optionee's employment by the Company, except in cases of retirement, death or disability. Accordingly, any options remaining unexercised when an employee's employment is terminated for any other reason expire at the time of termination.

     During 1996 and 1997, all employees except two non-officers either terminated their employment or agreed to amendments to their severance agreements accepting coverage under the Company's new severance plan. (See
1997 Severance Plan.)  In August 1997, Thomas D. Box, former Chief
Executive Officer of the Company, reached a settlement with the Company concerning, among other things, his severance payments. All other employees who asserted benefits under the severance plan have been paid in full for their severance benefits.

1997 SEVERANCE PLAN

     In November 1997, the Company adopted the Box Energy Corporation
Severance Plan (the "1997 Severance Plan") which generally covers all full-time regular employees of the Company. The 1997 Severance Plan provides for severance pay in applicable instances of "Involuntary Termination" (as defined in the 1997 Severance Plan) of amounts ranging from the equivalent of two months base pay to the equivalent of 18 months base pay. The level of severance pay for which an employee may be eligible depends upon the employee's classification and full years of service. An "Involuntary
Termination" of a covered employee is any termination which does not result from a voluntary resignation other than any of (i) a "Termination for Cause", (ii) a termination by reason of death, (iii) a termination by reason of disability if one is eligible for benefits under a Company disability benefit plan or (iv) a termination which is expected to be of short duration and to be followed by reemployment with the Company. A
"Termination for Cause" is any termination of an individual's employment with the Company by reason of such individual's conviction of any felony or of a misdemeanor involving moral turpitude, failure to perform his or her duties or responsibilities in a manner satisfactory to the Company, engagement in business activities which are in conflict with the business interests of the Company, insubordination or engagement in conduct which is in violation of the Company's safety rules or standards or which otherwise causes injury to another employee or any other person, or engagement in conduct which is otherwise inappropriate in the office or work environment.

EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with James A. Watt, President and Chief Executive Officer of the Company, for a period of five years from March 17, 1997, renewable upon mutual agreement of the parties.
Under the terms of the agreement, Mr. Watt will receive a salary of $210,000 per year, subject to annual increases at the discretion of the Board of Directors or its designee, with a target bonus amount equal to 50% of his base salary. Mr. Watt received $123,000 for reimbursement of moving expenses. The Company will recommend to the Compensation Committee of the Board of Directors the granting to Mr. Watt 15,000 shares of Class B Stock and employee stock options to purchase 100,000 shares of Class B Stock vesting 20% per year over five years, subject to appropriate stockholder approval. If the exercise price established for such stock options should be greater than the market price of the Class B Stock on March 17, 1997, then Mr. Watt will be entitled to receive on the dates of exercise of such stock options a cash payment equal to the difference between the exercise price and the market price on March 17, 1997, multiplied by the number of shares purchased upon such exercise.

     In the event of Mr. Watt's termination of employment by the Company other than for cause (as defined in the agreement) or his resignation for good reason (as defined in the agreement), Mr. Watt will be entitled to receive the amount of his then annual base salary plus his target bonus. In the event of his termination of employment by the Company other than for cause or by Mr. Watt for good reason, within one year after a change in control of the Company (as defined in the agreement), Mr. Watt will be entitled to receive a lump-sum payment equal to a multiple of the sum of his then annual base salary plus his target bonus. Such multiple will decline from three , if the change of control occurs within two years after execution of the agreement, to two, if the change in control occurs between two and four years after execution of the agreement. If payment to Mr. Watt upon termination of employment after a change in control of the Company should be subject to federal excise tax, Mr. Watt will be entitled to receive additional payments from the Company in an amount necessary to place him in the same after-tax position as would have been the case if no additional tax had been imposed.

     The Company entered into employment agreements with Steven J. Craig, Senior Vice President of the Company, and J. Burke Asher, Vice President of the Company, for a period of two years from August 29, 1997, renewable only by written agreement signed by the Company and the officer. Under the terms of the agreements, Mr. Craig will receive a salary of $100,000 per year, and Mr. Asher will receive a salary of $95,000 per year, both subject to annual increases at the discretion of the Board of Directors. The officer may receive, but is not guaranteed, an annual performance bonus. In the event that the employment of the officer is terminated by the Company
"Without Cause" (as defined in the agreement), or is terminated by the officer for "Good Reason" (as defined in the agreement), the officer will be entitled to receive a lump-sum cash severance payment equal to two times the amount of the officer's then current annual base salary.


      BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company believes that employing and retaining highly qualified and high performing executive officers is vital to the Company's achievement of its long-term business goals. To this end, the Compensation Committee of the Board of Directors (the "Committee") developed an executive compensation program which is designed to attract and retain such officers.

     The Committee's philosophy is to develop a systematic, competitive executive compensation program which recognizes an executive officer's position and responsibilities within the Company, takes into account competitive compensation levels payable within the Company's industry by similarly sized companies, and reflects both individual and Company performance.

     The executive compensation program developed by the Committee is composed of the following three elements: (i) a Base Salary, (ii) a performance-based Annual Cash Incentive (Short Term), and (iii) a stock-based incentive (Long Term). Under this program, Short Term and Long Term incentives are "at risk" and are based on performance of the Company versus defined goals.

     The Committee compiles data reflecting the compensation practices of a broad range of organizations in the Company's industry that are similar to the Company in size and performance. For both the Base Salary and Annual
Cash Incentives portions of executive compensation discussed below, the Committee adopted a philosophy of paying the executive officers at a level that is competitive and within the ranges reflected by the data compiled.

     For 1997 only, the primary stated goals for the Chief Executive
Officer were to reduce overhead, reduce the Company's involvement in litigation, and to recruit a highly qualified operating officer with pertinent experience in oil and gas exploration, exploitation, acquisition, production, and operations. The Committee recommended and the entire Board approved, effective February 1, 1997, the initial base salary of the then
Chief Executive Officer, at a level believed to be consistent with those stated goals and within the ranges reflected by the aforementioned data compiled. From October 1997 to February 1998, the Company did not have a Chief Executive Officer. On February 4, 1998, the Board appointed the former Chief Operating Officer to be the Chief Executive Officer.

Base Salaries

     Base Salary is the portion of an executive officer's total compensation package which is payable for performing the specific duties and assuming the specific responsibilities defining the executive's position with the Company. The Committee's objective is to provide each executive officer a base salary which is competitive at the desired level.

Annual Cash Incentives

     The Committee is developing a performance-based annual cash incentive plan covering the Company's executive officers and top managers. The objectives in designing the plan are to reward participants for accomplishing objectives which are generally measurable and increase shareholder value. Under the Company's Annual Cash Incentive Plan, the
Compensation Committee has established a "target" cash incentive award for each executive officer (including the Chief Executive Officer) that is payable based mostly upon the Company's achieving certain performance targets and, to a lesser extent, for achieving highly challenging individual performance objectives. The performance targets will be increasing reserves and production; controlling finding, development, and production costs; and achieving an overall return on capital; all of which are competitive with a peer group of oil and gas companies. The Committee also determined that award levels under the plan should be fiscally prudent.

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

Composition and Actions of the Committee in 1997

     During 1997 Messrs. Daryl L. Buchanan and Richard D. Squires served on the Committee until their resignations from the Board in January and April, respectively. Alan C. Shapiro served on the Committee until October 1997.
Mr. David E. Preng was appointed to the Committee as its Chairman in April
1997, and Messrs. James Arthur Lyle and William E. Greenwood were appointed to the Committee in October 1997. In 1997, the Committee approved the initial base salary and bonus target level of the Chief Operating Officer who joined the Company in March. The Committee also determined the Annual
Cash Incentive awards for the executive officers at a level believed to be fiscally prudent and reflective of the individual performances for the year in achieving plan objectives.

                                   COMPENSATION COMMITTEE

                                   David E. Preng
                                   William E. Greenwood
                                   James Arthur Lyle

PERFORMANCE GRAPH

     The following performance graph compares the performance of both classes of the Company's common stock to the NASDAQ indices of United
States companies and to a peer group comprised of NASDAQ companies listed under the Standard Industrial Classification Codes 1310-1319 for the
Company's last five fiscal years. Such industrial codes include companies engaged in the oil and gas business. The graph assumes that the value of an investment in the Company's common stock and in each index was $100 at December 31, 1992, and that all dividends were reinvested.


            GRAPH HERE DEPICTING INFORMATION FROM TABLE BELOW







                 12/31/92    12/31/93    12/31/94    12/31/95    12/31/96    12/31/97
ROILA             100.00      247.62      133.33      103.57       88.10       50.00
ROILB             100.00      131.17      111.69       89.61       94.81       53.90
NASDAQ U.S.       100.00      114.79      112.21      158.69      195.18      239.57
NASDAQ O&G        100.00      119.42      110.44      116.04      167.61      159.76

</TABLE





ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of March 26, 1998, the following persons held shares of the Company's Class A (Voting) Common Stock in amounts totaling more than 5% of the total shares of such class outstanding. This information was furnished to the Company by such persons or statements filed with the Commission.






 Name and Address of             Shares of Class A (Voting)   Percent of Class A (Voting)
   Beneficial Owner           Common Stock Beneficially Owned          Common Stock
S-Sixteen Holding Company
1105 North Market, Suite 1300
Wilmington, Delaware 19801             1,840,525(1)                         57%

Estate of Basil Georges
200 Crescent Court, Suite 1800
Dallas, Texas 75201                      442,500                            14%

Pat Rutherford, Jr.
1550 Two Shell Plaza
Houston, Texas 77002                     292,500                             9%

</TABLE




----------

(1)   S-Sixteen Holding Company is wholly-owned by BBHC Acquisition Co.,
L.L.C., a Delaware limited liability company (the "LLC"). S-Sixteen Limited
Partnership ("SSLP"), an Idaho Limited Partnership, is the sole member of the LLC. The sole general partner of SSLP is the J.R. Simplot Self
Declaration of Revocable Trust dated December 21, 1989, an intervivos revocable trust of which Mr. J.R. Simplot is the trustee and beneficiary.

OWNERSHIP OF MANAGEMENT

     The number of shares of the Company's Class A (Voting) Common Stock and Class B (Non-Voting) Common Stock beneficially owned as of March 26,
1998 by Directors of the Company, each Named Executive Officer and as a group comprised of all Directors and executive officers, are set forth in the following table. This information was furnished to the Company by such persons.






                          Shares of Class   Percent of   Shares of Class B   Percent of
                            A (Voting)       Class A       (Non-Voting)     Class B (Non-
                           Common Stock      (Voting)      Common Stock         Voting)
                           Beneficially      Common        Beneficially      Common Stock
       Name                   Owned           Stock         Owned(1)              (1)
J. Burke Asher                1,350              *               676                *
Don D. Box                        0              0             7,207                *
Steven J. Craig                 300              *             1,100                *
John E. Goble, Jr.                0              0            25,000                *
William E. Greenwood              0              0            25,000                *
David H. Hawk                   200              *               700                *
James Arthur Lyle             2,500              *               107                *
David E. Preng                2,750              *            33,000                *
Thomas W. Rollins                 0              0            34,207                *
Alan C. Shapiro                   0              0            32,207                *
James A. Watt                     0              0            39,600                *
Glen Adams                        0              0                 0                0
Bernay C. Box                     0              0             7,207                *
Daryl L. Buchanan(2)              0              0            12,000                0
Dennis A. Francis                 0              0                 0                0
Richard D. Squires              500              *             2,000                *
All Directors and executive
  officers as a group
  (19 persons)                9,600              *           227,231              1.3%

</TABLE




----------

* Less than 1% of the outstanding shares of this class.

(1) Included in the table above are shares of Class B Stock issuable within 60 days of March 26, 1998, upon the exercise of stock options pursuant to the Company's Stock Option Plans to John E. Goble, Jr., (25,000
shares), William E. Greenwood (25,000 shares), David E. Preng (25,000 shares), Thomas W. Rollins (25,000 shares), Alan C. Shapiro (25,000 shares), James A. Watt (20,000 shares), and Directors and executive officers as a group (150,000 shares).

(2) The number of shares of Class B Stock shown as beneficially owned by Mr. Buchanan includes 10,000 shares held by the Georges Investment Company
Profit Sharing Plan, of which he is one of three trustees.

Arrangements Relating to Potential Change of Control

     On June 3, 1997, the Company extended a $6.95 million loan to S-
Sixteen Holding Company that matures May 29, 1998, and requires monthly installment payments of $100,000. SSHC pledged as collateral for the promissory note the 1,840,525 shares of the Company's Class A Stock owned by SSHC. The pledge agreement provides that in the event that SSHC defaults on the note, the Company, upon five days' notice to SSHC has the right to foreclose upon and sell the collateral stock and to bid for and buy the stock (except at private sale). The pledge agreement also provides that upon the occurrence and during the continuance of an event of default, the Company may direct the vote of such stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     S-Sixteen Holding Company owns approximately 57% of outstanding shares of the Class A (Voting) Stock of the Company and 94% of the outstanding shares of both CKBP and Associates. A resolution adopted in 1992 by the Board of Directors of the Company authorizes the Company to enter into a transaction with an affiliate of the Company so long as the Board of Directors determines that such a transaction is fair and reasonable to the Company and is on terms no less favorable to the Company than can be obtained from an unaffiliated party in an arms' length transaction.

     The Company pays oil transportation charges to CKBP for transporting crude oil from its South Pass blocks. Since March 1985, CKBP has owned a minority interest in the pipeline transporting oil from the wells in the South Pass blocks to Venice, Louisiana. The tariff for the pipeline at $2.75 per barrel was published and filed with the Federal Energy Regulatory
Commission, which regulates such rates. The rate has been uniform since
1982 among all owners of the pipeline from South Pass Block 89 Field and is consistent with the rate charged by an unaffiliated party to the Partnership prior to the acquisition of the pipeline interest by CKBP. CKBP billed the Company $3.2 million, $2.8 million and $2.7 million for oil transportation expense in 1997, 1996, and 1995, respectively.

     The Company bills CKBP and other related parties, including SSHC and Associates for the estimated fair value of usage of an allocated portion of subleased office space, certain payroll costs and benefits, and other overhead costs. The amounts billed are considered to be the fair value of such usage by, or allocations for the benefit of, the related parties. The
Company billed related parties $40,000, $81,000 and $134,000 in 1997, 1996, and 1995, respectively, for items such as rent, payroll and overhead costs.

     Under the Partnership Agreement of the Partnership, the general partners were entitled to advancement of litigation expenses in the event they were named parties to litigation in their capacity as general partners. In order to receive such advancements, each general partner was required, in writing, to request advancement of litigation expenses and undertake to repay any advancements in the event it was determined, in accordance with applicable law, that the general partners were not entitled to indemnification for litigation expenses. Each general partner executed such an undertaking agreement in relation to the Griffin Case. Accordingly, the Partnership and later the Company, advanced litigation expenses to Associates and Cloyce K. Box (and his estate following his death) in connection with such litigation. In addition, the Company advanced litigation expenses on behalf of certain directors and officers of the Company for one lawsuit related to the Griffin litigation and other lawsuits related to the shareholder litigation and Thomas D. Box Cases. See
Notes to Financial Statements - Note 11. Contingencies. In accordance with the By-Laws of the Company, the defendants have executed written undertakings to repay the Company for any related expenses advanced on their behalf if it is later found that such costs were not subject to indemnification by the Company. No judicial determination has been made that any of the general partners, directors or officers are not entitled to indemnification for litigation expenses incurred. The total legal costs incurred related to these cases were $351,000, $1.5 million and $583,000, for 1997, 1996 and 1995, respectively.

     In December 1997, the Company paid $1.9 million to Mr. Simplot and
$100,000 to Mr. Lyle for attorneys' fees in connection with the settlement of the Griffin Cases. See Notes to Financial Statements - Note 5.
Reorganization Costs.

     On April 29, 1997, the Company lent SSHC $7.25 million to retire existing secured debt of SSHC. The note to the Company was payable on May
29, 1997, but was extended to June 3, 1997. After partial repayment by SSHC of the note, the Company extended a new note in the amount of $6.95 million at an interest rate of 9.5% that matures May 29, 1998, and requires monthly installment payments of $100,000. SSHC pledged as collateral for the promissory note the 1,840,525 shares of the Company's Class A (Voting)
Common Stock owned by SSHC. The pledge agreement provides that in the event that SSHC defaults on the note, the Company, upon five days' notice to SSHC, has the right to foreclose upon and sell the collateral stock and to bid for and buy the stock (except at a private sale). The pledge agreement also provides that upon the occurrence and during the continuance of an event of default, the Company may direct the vote of such stock.
SSHC has made payments in excess of the required amounts, and as of December 31, 1997, the outstanding principal amount of the note had been reduced to $6,192,000.

     The Company paid $194,000 to Preng & Associates, Inc., which is majority-owned by David E. Preng, a Director of the Company, for executive search services provided to the Company from July 1996 through the end of 1997.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report:

1.   Financial Statements included in Item 8:


    (i)    Independent Auditors' Reports
    (ii)   Balance Sheets as of December 31, 1997 and 1996
    (iii)  Statements of Income for years ended December 31, 1997, 1996 and
1995
    (iv)   Statement of Stockholders' Equity for years ended December 31,
1997, 1996 and 1995
    (v)    Statements of Cash Flows for the years ended December 31, 1997,
1996 and 1995
    (vi)   Notes to Financial Statements
    (vii)  Supplemental Oil and Natural Gas Information (Unaudited)

2.   Financial Statement Schedules

     Financial statement schedules are omitted as they are not applicable, or the required information is included in the financial statements or notes thereto.

(b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

(c)  Exhibits:

     3.1*      Certificate of Incorporation, as amended.

     3.2       Certificate of Amendment of Certificate of Incorporation of
Box Energy Corporation.

     3.3++     By-Laws as amended.

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

     10.1*     Amended and Restated Certificate and Articles of Limited
Partnership of OKC Limited Partnership.

     10.2*     Restatement and Amendment of Gas Purchase Contract dated
July 15, 1982, as amended October 5, 1982 and December 21,
1982 and December 26, 1984.

     10.3*     Assignment of Lease, dated May 26, 1977.

     10.4*     Oil and Gas Lease of Submerged Lands under the Outer
Continental Shelf Lands Act dated July 1, 1967, covering all of Block 89, South Pass Area and East Addition by the United
States of America, as Lessor, dated July 1, 1967, said lease having been assigned to Box Energy Corporation as of April
15, 1992.

     10.5*     Oil and Gas Lease of Submerged Lands under the Outer
Continental Shelf Lands Act dated July 1, 1967, covering all of Block 86, South Pass Area and East Addition by the United
States of America, as Lessor, dated July 1, 1983, said lease having been assigned to Box Energy Corporation as of April
15, 1992.

     10.6*     Oil and Gas Lease of Submerged Lands under the Outer
Continental Shelf Lands Act dated July 1, 1967, covering all of Block 87, South Pass Area and East Addition by the United
States of America, as Lessor, dated September 1, 1985, said
lease having been assigned to Box Energy Corporation as of
April 15, 1992.

     10.7*     Farmout Agreement with Aminoil USA, Inc., effective May 1,
1977, dated May 9, 1977.

     10.8*     Transportation Agreement with CKB Petroleum, Inc. dated
March 1, 1985, as amended on April 19, 1989.

     10.9*     Agreement of Compromise and Amendment to Farmout Agreement,
dated July 3, 1989.

     10.10     Settlement Agreement with Texas Eastern Transmission
Corporation, dated November 14, 1990.

     10.11*    Guarantee of Panhandle Eastern Corporation, dated November
21, 1990.

     10.12*    Bill of Sale and Assumption of Obligations from OKC Limited
Partnership, dated April 15, 1992.

     10.13*    Asset Purchase Agreement, dated April 15, 1992.

     10.14*    1992 Incentive Stock Option Plan of Box Energy Corporation.

     10.15*    1992 Non-Qualified Stock Option Plan of Box Energy
Corporation.

     10.16**   Pension Plan of Box Energy Corporation, effective April 16,
1992.

     10.17#    First Amendment to the Pension Plan of Box Energy
Corporation dated December 16, 1993.

     10.18##   Second Amendment to the Pension Plan of Box Energy
Corporation dated December 31, 1994.

     10.19+    Form of Executive Severance Agreement dated as of December
12, 1995 by and between Box Energy Corporation and key
employees.

     10.20+    Form of Letter Agreement regarding severance benefits dated as of December 12, 1995 by and between Box Energy
Corporation and employees not covered by Executive Severance
Agreements.

     10.21***  Amended and Restated Promissory Note between Box Energy
Corporation and Box Brothers Holding Company.

     10.22***  Amended and Restated Pledge Agreement between Box Energy
Corporation and Box Brothers Holding Company.

     10.23***  Agreement by and between Box Energy Corporation and James A.
Watt.

     10.24     Box Energy Corporation Severance Plan.

     10.25     Box Energy Corporation 1997 Stock Option Plan.

     10.26     Box Energy Corporation Non-Employee Director Stock Purchase
Plan.

     10.27     Form of Executive Employment Agreement effective August 29,
1997, by and between Box Energy Corporation and two executive officers.

     23.1      Consent of Arthur Andersen LLP

     23.2      Consent of Coopers & Lybrand L.L.P.

     27        Financial Data Schedule

     *         Incorporated by reference to the Company's Registration
Statement on Form S-2 (file number 33-52156) filed with the Commission and effective on December 1, 1992.

     **        Incorporated by reference to the Company's Form 10-K (file number 0-19967) for the fiscal year ended December 31, 1992
filed with the Commission and effective on or about March
30, 1993.

     #         Incorporated by reference to the Company's Form 10-K (file number 0-19967) for the fiscal year ended December 31, 1993
filed with the Commission and effective on or about March
30, 1994.

     ##        Incorporated by reference to the Company's Form 10-K (file number 0-19967) for the fiscal year ended December 31, 1994
filed with the Commission and effective on or about March
30, 1995.

     +         Incorporated by reference to the Company's Form 10-K (file number 0-19967) for the fiscal year ended December 31, 1995
filed with the Commission and effective on or about April 1,
1996.

     ++        Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1996
filed with the Commission and effective on or about March
31, 1997.

     ***       Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 1997
filed with the Commission and effective on or about August
12, 1997.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          REMINGTON OIL AND GAS CORPORATION


Date:  March 30, 1998     By:   /S/  JAMES A. WATT
                                 James A. Watt
                                 President and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


DIRECTORS:


/S/ DON D. BOX          /S/  JOHN E. GOBLE, JR.   /S/  WILLIAM E. GREENWOOD
Don D. Box              John E. Goble, Jr.        William E. Greenwood
Director                Director                  Director


/S/ DAVID H. HAWK       /S/  JAMES ARTHUR LYLE    /S/  DAVID E. PRENG
David H. Hawk           James Arthur Lyle         David E. Preng
Director                Director                  Director


/S/ THOMAS W. ROLLINS   /S/  ALAN C. SHAPIRO      /S/  JAMES A. WATT
Thomas W. Rollins       Alan C. Shapiro           James A. Watt
Director                Director                  Director


OFFICERS:


/S/ JAMES A. WATT       /S/ J. BURKE ASHER        /S/  EDWARD V. HOWARD
James A. Watt           J. Burke Asher            Edward V. Howard
President and Chief     Vice President/Finance    Vice President,
Executive Officer       and Secretary             Controller and
                                                  Assistant Secretary

Date:  March 30, 1998

