Form 10-Q
period 1998-03-31
REMINGTON OIL & GAS CORP
filed 1998-05-14
CIK 874992

SECURITIES AND EXCHANGE COMMISSION
                            Washington DC 20549

                                  Form 10-Q

                                  (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

                                      OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------    -------
                         Commission file number 1-11516

                        REMINGTON OIL AND GAS CORPORATION
           (Exact name of registrant as specified in its charter)

            Delaware                            75-2369148
 (State or other jurisdiction of      (IRS employer identification no.)
  incorporation or organization)

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

Yes  X     No
    ---       ---
There were 3,221,510 outstanding shares of Class A (Voting) Common Stock, $1 par value, on May 12, 1998. There were also 17,135,161 outstanding shares of Class B (Non-Voting) Common Stock, $1 par value, on such date.

                 Remington Oil and Gas Corporation
                              INDEX

PART I  FINANCIAL INFORMATION                               3

  Item 1.  Financial Statements                             3

     Condensed Balance Sheets                               3

     Condensed Statements of Income                         4

     Condensed Statements of Cash Flows                     5

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    8


PART II  OTHER INFORMATION                                 11

  Item 1.  Legal Proceedings                               11

  Item 2.  Changes in Securities                           11

  Item 3.  Defaults upon Senior Securities                 11

  Item 4.  Submission of Matters to a Vote of
           Security Holders                                11

  Item 5.  Other Information                               11

  Item 6.  Exhibits and Reports on Form 8-K                11

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                Remington Oil and Gas Corporation
                    Condensed Balance Sheets
                (In thousands, except share data)

                                             March 31,     December 31,
Assets                                         1998            1997
                                            -----------    ------------
  Current assets                            (Unaudited)
   Cash and cash equivalents                $    3,253     $     4,552
   Accounts receivable - oil and natural
     gas                                         4,918           5,725
   Accounts receivable - other                      74             268
   Note receivable - S-Sixteen Holding
     Company                                     5,645           6,192
   Prepaid expenses and other current
     assets                                      1,770           2,118
                                            -----------    ------------
  Total current assets                          15,660          18,855
                                            -----------    ------------
  Properties
   Unproved oil and gas properties               8,983           8,755
   Oil and natural gas properties
     (successful-efforts method)               220,341         211,726
   Other properties                              2,230           2,800
   Accumulated depreciation, depletion
     and amortization                         (150,288)       (144,548)
                                            -----------     -----------
  Total properties                              81,266          78,733
                                            -----------     -----------
  Other assets
   Deferred charges (net of accumulated
     amortization)                                 874             927
                                            -----------     -----------
  Total other assets                               874             927
                                            -----------     -----------
Total assets                                $   97,800      $   98,515
                                            ===========     ===========

Liabilities and stockholders' equity
  Liabilities
   Current liabilities
     Accounts payable                       $    6,104      $    8,694
     Accrued interest payable                    1,055             264
     Accrued transportation payable -
       related party                               281             305
     Net Profits expense payable                   957             594
     Short-term note payable                     8,500           6,000
                                            -----------     -----------
   Total current liabilities                    16,897          15,857
                                            -----------     -----------
   Convertible subordinated notes payable       38,371          38,371
                                            -----------     -----------
  Total Liabilities                             55,268          54,228
                                            -----------     -----------
  Commitments and contingencies (Note 5)
  Stockholders' equity
   Common stock, $1.00 par value
     Class A (voting) - 15,000,000
       shares authorized, 3,250,110
       shares issued                             3,250           3,250
     Class B (non-voting) - 30,000,000
       shares authorized, 17,559,433
       shares issued                            17,559          17,553
   Additional paid-in capital                   25,230          25,197
   Treasury stock, at cost, 28,600 shares
     Class A, and 424,272 shares Class B        (3,264)         (3,465)
   Retained earnings (deficit)                    (243)          1,752
                                            -----------     -----------
  Total stockholders' equity                    42,532          44,287
                                            -----------     -----------
Total liabilities and stockholders' equity  $   97,800      $   98,515
                                            ===========     ===========

              See accompanying Notes to Financial Statements.

                   Remington Oil and Gas Corporation
                     Condensed Statements of Income
                               (Unaudited)
                (In thousands, except per share amounts)

                                           Three Months Ended March 31,
                                              1998            1997
                                           -----------     -----------
Revenues
  Oil sales                                $    4,327      $    5,263
  Natural gas sales                             7,328          10,771
  Other income                                    852           1,193
                                           -----------     -----------
Total revenues                                 12,507          17,227
                                           -----------     -----------
Costs and expenses
  Operating costs                               1,623             780
  Transportation expense                          747             648
  Net Profits expense                           1,632           2,469
  Exploration expense                           1,873           1,398
  Depreciation, depletion and
    amortization                                6,361           5,225
  General and administrative expenses           1,162           1,608
  Legal expenses                                  109             891
  Reorganization expense                           -              203
  Interest and financing costs                    995           1,225
                                           -----------     -----------
Total costs and expenses                       14,502          14,447
                                           -----------     -----------
Income (loss) before income taxes              (1,995)          2,780
  Income tax expense                               -              973
                                           -----------     -----------
Net income (loss)                          $   (1,995)     $    1,807
                                           ===========     ===========

Basic and diluted income (loss) per share  $    (0.10)     $     0.09
                                           ===========     ===========

           See accompanying Notes to Financial Statements.

                   Remington Oil and Gas Corporation
                  Condensed Statements of Cash Flows
                              (Unaudited)
                            (In thousands)

                                                 Three Months Ended
                                                      March 31,
                                                1998            1997
                                            -----------     -----------
Cash flow provided by operations
  Net income (loss)                         $   (1,995)     $    1,807
    Depreciation, depletion and
      amortization                               6,361           5,225
    Amortization of deferred charges                53              65
    Amortization of premium on marketable
      securities                                    -               44
    Deferred income tax expense (benefit)           -              973
    Dry hole and impaired property costs           396             639
    Decrease in accounts receivable              1,001           1,412
    Decrease (increase) in prepaid
      expenses and other current assets            348            (606)
    (Decrease) increase in accounts payable
      and accrued expenses                      (1,460)            655
    (Gain) loss on sale of properties              (70)              2
                                            -----------     -----------
  Net cash flow provided by operations           4,634          10,216
                                            -----------     -----------
  Cash from investing activities
    Payments for capital expenditures           (9,324)         (4,767)
    Proceeds from property sales                   104               1
                                            -----------     -----------
  Net cash used in investing activities         (9,220)         (4,766)
  Cash from financing activities
    Proceeds from note payable                   2,500              -
    Issuance of common stock in payment
      of directors' fees                           240              -
    Sales and maturities of marketable
      securities                                    -            1,790
    Investment in marketable securities             -             (597)
    Principal repayments - S-Sixteen
      Holding Company                              547              -
                                            -----------     -----------
  Net cash provided by financing
    activities                                   3,287           1,193
                                            -----------     -----------
Net increase (decrease) in cash and cash
  equivalents                                   (1,299)          6,643
  Cash and cash equivalents at beginning
    of period                                    4,552           2,997
                                            -----------     -----------
Cash and cash equivalents at end of period  $    3,253      $    9,640
                                            ===========     ===========

           See accompanying Notes to Financial Statements.

                 Remington Oil and Gas Corporation
                   Notes to Financial Statements
                          March 31, 1998

Note 1.  Accounting Policies and Basis of Presentation

     Remington Oil and Gas Corporation (the "Company"), formerly Box Energy Corporation, is an independent oil and gas exploration and production company. The Company's activities and properties are located in three core areas, offshore Gulf of Mexico, Mississippi/Alabama and onshore Gulf Coast.

     The financial statements are prepared according to the instructions to Form 10-Q and may not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles. The results of operations and financial position for the interim periods presented include all transactions and adjustments which management believe are necessary for fair presentation. All adjustments are of a normal recurring nature. The financial statements presented in this Form 10-Q should be read together with the audited financial statements of the Company for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results for the full year. There were no material changes in the significant accounting policies or details of accounts during the interim periods except as stated below.

Note 2.  Note Receivable S-Sixteen Holding Company

     On April 29, 1997, the Company lent S-Sixteen Holding Company ("SSHC") $7.25 million. The original May 29, 1997 due date was extended to June 3, 1997, at which time the note receivable was replaced by a new $6.95 million note receivable dated June 3, 1997. The new note receivable matures May 29, 1998, and requires monthly installment payments of principal and interest totaling $100,000 commencing June 29, 1997. The interest rate is equal to the prime rate of Chase Bank of Texas, National Association (formerly known as Texas Commerce Bank National Association) plus 1% until the sixth month when the rate escalates monthly by 0.1% over the previous month's rate. Pledged as collateral under a related Amended and Restated Pledge Agreement (the "Pledge Agreement") are the 1.8 million shares of the Company's Class A (Voting) Common Stock ("Class A Stock"), 800,000 shares of CKB Petroleum, Inc. ("CKBP") common stock and 800,000 shares of CKB & Associates, Inc. ("Associates") common stock owned by SSHC. The pledged stock represents approximately 57%, 94% and 94% of the outstanding shares of the classes of stock, respectively. In case of default, as defined in the Pledge Agreement, the Company, upon five days' notice to SSHC, has the right to foreclose upon and sell the collateral stock. The Pledge Agreement also provides that upon the occurrence and during the continuance of an event of default, if the collateral has not been foreclosed upon, the Company may direct the vote of the collateral stock.

Note 3. Notes Payable

     In December 1992, the Company issued $55.1 million of 8 1/4% Convertible Subordinated Notes ("Notes"). The Notes mature December 1, 2002 and are convertible into shares of Class B (Non-Voting) Common Stock ("Class B Stock") at the election of the holder any time before maturity, unless previously redeemed. Interest accrued at 8 1/4% per annum is payable semiannually on each June 1 and December 1. The Company may redeem all or a portion of the Notes any time after December 1, 1995, at 105.775% of the face amount. This percentage decreases .825% each subsequent December 1. The Notes are unsecured and subordinate in right of payment to all existing and future senior indebtedness. The Indenture for the Notes (the "Indenture") requires the Company to make an offer to repurchase the Notes if a "change in control" as defined in the Indenture occurs. A "change in control" may occur in the event of a merger or consolidation in which the holders of a majority of the Class A Stock immediately prior to the merger or consolidation do not receive at least a majority of the voting common stock of the continuing or surviving corporation.

     During the second quarter of 1994, the Company established a one-year line of credit with a bank. The line of credit with a borrowing base of $10.0 million expires in June 1998. The Company renewed the line in 1995, 1996 and 1997. The line of credit is collateralized by the Company's South Pass oil and natural gas properties. The interest rate for the line of credit is the lender's floating base rate plus 0.5%. The Company has borrowed $8.5 million and has issued letters of credit totaling $250,000 against this line of credit. At March 31, 1998, two technical defaults existed on the line of credit. The Company obtained waivers from the bank for the two defaults.

Note 4.  Related Party Transactions

     S-Sixteen Holding Company controls 57% of the outstanding Class A Stock of the Company and 94% of the outstanding shares of CKBP. Under both applicable law and Board of Directors' resolution, transactions with affiliates must be approved by the Board of Directors, be fair and reasonable to the Company and be on terms no less favorable to the Company than can be obtained from an unaffiliated party in an arm's-length transaction.

     CKBP owns a minority interest in the pipeline that transports oil from South Pass Area (offshore Louisiana) to Venice, Louisiana. The pipeline tariff is $2.75 per barrel and is published with the Federal Energy Regulatory Commission. The rate is consistent with rates offered by unrelated parties from the South Pass Area to Venice. Transportation incurred and payable to CKBP was $844,000 and $781,000 for the three months ended March 31, 1998 and 1997, respectively.

     In April 1992, the Company acquired all of the assets and assumed all of the liabilities of OKC Limited Partnership (the "Partnership"). Under the Partnership Agreement, the general partners were entitled to advancement of litigation expenses in the event they were named parties to litigation in their capacity as general partners. Accordingly, the Partnership and later the Company, advanced litigation expenses to the general partners. In addition, the Company advanced litigation expenses on behalf of certain directors and officers of the Company in applicable situations. All of the litigation for which advancements were made has been either settled or dismissed. However, during the first quarter of 1997, the Company did advance $115,000 on behalf of the above parties.

     The Company received interest income totaling $159,000 and principal payments totaling $547,000 from SSHC during the first quarter of 1998. The balance of the note receivable at March 31, 1998, was $5.6 million. See Note 2. Note Receivable - S-Sixteen Holding Company.

     During the three months ended March 31, 1998 and 1997, the Company incurred executive search fees totaling $7,000 and $76,000, respectively, to Preng and Associates Inc., an entity controlled by a member of the Board of Directors.

Note 5.  Contingencies

Phillips Petroleum Case

     Phillips Petroleum Company ("Phillips") filed a lawsuit against the Partnership in August 1990. The litigation is currently pending in Orleans Parish, Louisiana. A non-jury trial was held in April 1997. At this trial, Phillips claimed that pursuant to its 33% Net Profits interest in South Pass Block 89, it was entitled to receive an overriding royalty for months in which "net profits" were not achieved; that an excessive oil transportation fee was being charged to the Net Profits account; and that the entire $69.6 million lump sum cash payment received by the Partnership should have been credited to the Net Profits account instead of the $5.8 million that was credited. On the latter claim, Phillips alleged damages in excess of $21.5 million, while on the first two claims Phillips alleged aggregate damages of several million dollars. Phillips further contended that it was entitled to double damages and cancellation of the farmout agreement that created the Net Profits interest. In addition to contesting the claims of Phillips, the Company asserted a counterclaim at trial that Phillips had breached a settlement agreement regarding previous litigation between the parties and claimed damages in excess of $10.0 million. The parties presented oral arguments to the court on September 3, 1997 and are awaiting a ruling by the trial judge. Certain possible results of the Phillips Petroleum Case could have a material adverse effect on the Company.

Other Contingencies

     The Company is not a party to any material pending legal proceedings other than the foregoing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion will assist in the understanding of the Company's financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to financial statements and the Company's Form 10-K for the year ended December 31, 1997.

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

     Remington Oil and Gas Corporation (the "Company") is an independent oil and gas exploration and production company. The activities and properties of the Company are located in the offshore Gulf of Mexico, onshore Gulf Coast and Mississippi/Alabama. The long-term strategy is to economically increase reserves, production, and cash flow on an annual basis, resulting in increased shareholder value. Capital expenditures financed primarily by operating cash flow and bank debt will entail a balanced exploration, development and acquisition program.

Liquidity and Capital Resources

     On March 31, 1998, the Company's current liabilities of $16.9 million exceeded current assets of $15.7 million. At December 31, 1997, current assets of $18.6 million exceeded current liabilities of $15.9 million. The decrease in liquidity resulted from the Company's $9.3 million in capital expenditures during the first quarter of 1998 which exceeded cash flow from operations of $4.6 million. Capital expenditures in excess of the cash flow from operations were financed by a decrease in cash and prepaid drilling costs, and an increase in current liabilities.

     Cash flow from operations decreased $5.6 million, or 55%, primarily because of lower oil and natural gas sales revenue. Average oil prices were $7.93 per barrel lower during the first quarter of 1998 compared to the first quarter of 1997. In addition, natural gas production from South Pass Block 89 Platform B was 367,000 Mcf lower during the first three months of 1998 compared to the same period in the prior year. The Company sells natural gas production from South Pass Block 89 Platform B under a long-term gas sales contract at prices substantially above market prices. The combination of the lower oil prices and lower natural gas production caused oil and natural gas revenue from this Platform to be $ 6.1 million lower in 1998. The Company expects natural gas production from the existing wells on South Pass Block 89 Platform B to continue to decrease throughout the next year. However, significant proved undeveloped natural gas reserves still exist in this block and management is currently evaluating several possible courses of action to maximize the profit from this property.

     The effect of lower oil prices and lower natural gas production from South Pass Block 89 Platform B was partially offset by increased oil and natural gas production from new or purchased properties. Discoveries that have begun producing since the end of the first quarter of last year are primarily the Parker Creek Field and Eugene Island Block 135. The two properties combined added oil production of 382 bopd and 3.3 MMcfpd during the first quarter of 1998. The Company completed a third well in the Parker Creek Field in late March of 1998 and expects to complete a fourth well during the second quarter. In addition, the third Eugene Island Block 135 well began producing in late March of this year and a discovery well on West Cameron Block 170 is expected to begin producing late in the third quarter of 1998. The Company made three purchases of oil and natural properties since March 31, 1997 in the onshore Texas Gulf Coast area. Oil and natural gas production from the purchased properties added 300 bopd and 2.1 MMcfpd during the first three months of 1998.

     Capital expenditures for the first quarter of 1998 primarily included the drilling and completion costs for two Parker Creek Field wells, the Eugene Island Block 135 A-3 well and the West Cameron Block 170 #2 discovery well. In addition, the Company purchased a property in the onshore Texas Gulf Coast area and incurred capital expenditures for completion costs of the Eugene Island Block 135 A-2 well, a development well in Mississippi and an exploration well in South Texas.

     The Company is committed to an additional well in South Pass Block 87 and has budgeted capital expenditures for another well in South Pass Block 87, a side track or a new well in South Pass Block 89, additional development expenditures for West Cameron Block 170, an exploration well in Main Pass Block 262, additional development wells in the Parker Creek Field and exploration drilling in the onshore Gulf Coast. The approved budget for capital expenditures for 1998 totaled $35.0 million. Due to forecast lower oil prices for the remainder of the 1998, the Company anticipates reducing this capital budget by approximately 20%.

     Sources of cash other than from operations include the repayment of the note receivable from SSHC and additional cash available from bank borrowings. The Company's existing line of credit with a current borrowing base of $10.0 million expires in June of this year. The Company anticipates renewing this line again in 1998. The Company has borrowed $8.5 million and has issued letters of credit totaling $250,000 against this line of credit. In addition, at March 31, 1998, the Company had two technical defaults on the debt covenants of the existing line of credit. Management has obtained a waiver from the bank for both defaults.

     The Company and Phillips Petroleum Company are engaged in a dispute concerning the Net Profits interest in South Pass Block 89. A non-jury trial was held in April 1997. Phillips alleges damages in excess of $21.5 million on one claim and several million dollars on two additional claims. Phillips further contended that it was entitled to double damages and cancellation of the farmout agreement that created the Net Profits interest. Oral arguments were presented to the court September 3, 1997 and the Company awaits a decision from the judge. Certain outcomes of this litigation could have a material adverse impact on the liquidity of the Company.

Results of Operations

     Oil sales revenue decreased $936,000, or 18%, primarily because of lower oil prices partially offset by an increase in oil production. Oil prices for the first quarter of 1998 averaged $12.75 compared to $20.68 in the first quarter of 1997. The $7.93 per barrel decrease caused oil sales revenue to be $2.0 million lower in 1998. However, a net increase in production of 85,042 barrels offset the effect of lower oil prices by $1.0 million. Oil production from Mississippi/Alabama increased by 31,192 barrels, or 174%, primarily from the Parker Creek Field, which began producing in the second quarter of 1997. Oil production from the onshore gulf coast area increased 27,339 barrels, or 3,247%, because of production from the Smith Properties that were purchased during the second half of 1997. Oil production from the offshore Gulf of Mexico increased 27,487 barrels, or 12%, from the South Pass area blocks and Eugene Island Block 135 which began producing during the second quarter of 1997. Other oil properties owned by the Company experienced a slight decrease in oil production totaling 976 barrels.

     Gas sales revenue decreased $3.4 million, or 32%, primarily because of lower natural gas production from South Pass Block 89 Platform B and Main Pass Block 262 partially offset by an increase in natural gas production from South Pass Block 87, Eugene Island Block 135 and the Gulf Coast area. Gas production from South Pass Block 89 Platform B decreased 367,223 Mcf, or 67%, and gas production from Main Pass Block 262 decreased 213,653 Mcf, or 96%, during the first quarter of 1998 compared to the first quarter of 1997. The decrease in production caused gas sales revenues to decrease by $4.1 million and $531,000, respectively. The decrease in gas production was the result of continued depletion of the gas reserves from South Pass Block 89 Well B-20 and depletion of the proved gas reserves from Main Pass Block
262. The average spot gas price for the first quarter of 1998 decreased by $0.63, or 21%, compared to the same period in the prior year causing gas sales revenue to decrease $779,000. Offsetting the decreases in gas sales revenue was a 617,603 Mcf, or 101%, increase in gas production from South Pass Block 87, Eugene Island Block 135, and the Gulf Coast area. The increase in production from these areas added approximately $1.5 million to gas sales revenue.

     Interest income decreased $293,000, or 59%, for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. During the first quarter of 1997, the Company had over $35.0 million in cash and marketable securities. Subsequently, the Company liquidated the marketable securities to purchase property and repurchase $16.7 million of the Convertible Subordinated Notes. In addition, the Company made a short-term loan to S-Sixteen Holding Company that has a current balance of $5.6 million. The decrease in interest income is a result of the liquidation of the marketable securities, partially offset by interest income from the S-Sixteen Holding Company Note receivable.

     Operating costs and expenses increased $843,000, or 108%, because of operating expenses incurred on the new producing properties, properties purchased after the first quarter of 1997 and rig stack charges on South Pass Block 89 Platform B. Properties that were not producing in the first quarter of 1997 include Parker Creek and Eugene Island. Operating expenses for the new properties were $36,000 and $54,000, respectively. The Company also purchased properties in South Texas during the third quarter of 1997 and during the first quarter of 1998. Operating cost attributable to the purchased properties during the first quarter of 1998 was $472,000. During the first quarter of 1998, the Company incurred additional operating costs of approximately $200,000 for 100% of the rig stack charges for the drill rig on South Pass Block 89 Platform B. The Company paid for these charges to keep the drilling rig on the Platform and avoid the higher costs of demobilizing and subsequently remobilizing the drilling rig while it evaluated different options for maximizing the potential of the gas reserves on South Pass Block 89.

     Transportation expenses increased $100,000, or 15%, because of the increased oil production from South Pass Blocks 86, 87 and 89. Net Profits expense decreased because of the decrease in both oil and gas sales revenue from South Pass Block 89.

     Exploration expenses for the first quarter of 1998 include 2-D and 3-D seismic costs totaling $1.3 million for the Gulf of Mexico seismic data base and several programs in the Gulf Coast area. Also included is one dry hole in the Gulf Coast area totaling $396,000 and other exploration expenses totaling $205,000. During the first quarter of 1997, exploration expenses included dry hole costs totaling $639,000, seismic expenses totaling $433,000 and other exploration expenses of approximately $344,000.

     Depreciation, depletion and amortization expense increased $1.2 million, or 23%, for the first quarter of 1998 compared to the first quarter of 1997. Depreciation, depletion and amortization from new producing properties including Eugene Island Block 135 and Parker Creek was $532,000 and $313,000, respectively, for the first quarter of 1998. Depreciation, depletion and amortization from properties acquired during the third quarter of 1997 and first quarter of 1998 including the Smith Properties and Provident City properties was $333,000 and $90,000, respectively.

     General and administrative expenses decreased $446,000, or 28%, primarily because of lower salaries and other related employee benefits that decreased $453,000. Legal fees decreased $782,000, or 88%, because of the conclusion of the Phillips Petroleum trial and the settlement or dismissal of other costly litigation. Reorganization expense incurred during the first quarter of 1997 included the payment of severance benefits to employees that either resigned or were terminated during the first quarter of 1997.

     Interest expense decreased $231,000, or 19%, because of the repurchase by the Company of $16.7 million of the outstanding Convertible Subordinated Notes in October 1997. The lower interest expense that resulted from the lower amount of Convertible Subordinated Notes outstanding was partially offset by increased interest expense on the increased bank line of credit balance outstanding for the first quarter of 1998.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     Incorporated herein by reference is the discussion of litigation set forth in Part I, Item 1, Notes to the Financial Statements - Note
5. Contingencies of this Form 10-Q.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     3.1*      Certificate of Incorporation, as amended.

     3.2### Certificate of Amendment of Certificate of Incorporation of Box Energy Corporation.

     3.3++     By-Laws as amended.

     4.1*      Form of Indenture Box Energy Corporation to United
               States Trust Company of New York, Trustee, dated
               December 1, 1992, 8 1/4% Convertible Subordinated Notes due December 1, 2002.

    10.1* Amended and Restated Certificate and Articles of Limited Partnership of OKC Limited Partnership.

    10.2* Restatement and Amendment of Gas Purchase Contract dated July 15, 1982, as amended October 5, 1982, December 21, 1982, and December 26, 1984.

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

    10.7* Farmout Agreement with Aminoil USA, Inc., effective May 1, 1977, dated May 9, 1977.

    10.8* Transportation Agreement with CKB Petroleum, Inc. dated March 1, 1985, as amended on April 19, 1989.

    10.9*      Agreement of Compromise and Amendment to Farmout
               Agreement dated July 3, 1989.

    10.10* Settlement Agreement with Texas Eastern Transmission Corporation dated November 14, 1990.

    10.11*     Guarantee of Panhandle Eastern Corporation dated
               November 21, 1990.

    10.12* Bill of Sale and Assumption of Obligations from OKC Limited Partnership dated April 15, 1992.

    10.13*     Asset Purchase Agreement dated April 15, 1992.

    10.14*     1992 Incentive Stock Option Plan of Box Energy
               Corporation.

    10.15**    Pension Plan of Box Energy Corporation, effective April
               16, 1992.

    10.16#     First Amendment to the Pension Plan of Box Energy
               Corporation dated December 16, 1993.

    10.17##    Second Amendment to the Pension Plan of Box Energy
               Corporation dated December 31, 1994.

    10.18+     Form of Executive Severance Agreement dated as of
               December 12, 1995 by and between Box Energy Corporation and key employees.

    10.19+ Form of Letter Agreement regarding severance benefits dated as of December 12, 1995 by and between Box Energy Corporation and employees not covered by Executive
               Severance Agreements.

    10.20*** Amended and Restated Promissory Note between Box Energy Corporation and Box Brothers Holding Company.

    10.21*** Amended and Restated Pledge Agreement between Box Energy Corporation and Box Brothers Holding Company.

    10.22***   Agreement by and between Box Energy Corporation and
               James A. Watt.

    10.23###   Box Energy Corporation Severance Plan.

    10.24###   Box Energy Corporation 1997 Stock Option Plan.

    10.25###   Box Energy Corporation Non-Employee Director Stock
               Purchase Plan.

    10.26### Form of Executive Employment Agreement, effective August 29, 1997, by and between Box Energy Corporation and two executive officers.

    11.1       Statement regarding Computation of Income per share.

    27         Financial Data Schedule

(b)  No forms 8-K were filed during the quarter ended March 31, 1998.


----------
    *    Incorporated by reference to the Company's Registration
         Statement on Form S-2 (file number 33-52156) filed with the Commission and effective on December 1, 1992.

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

   ### Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission and effective on or about March 30, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 REMINGTON OIL AND GAS CORPORATION


Date:     May 14, 1998           By:   (James A. Watt)
       -------------------            --------------------------------
                                 James A. Watt
                                 President and Chief Executive Officer



Date:    May 14, 1998            By:   (J. Burke Asher)
      -------------------             --------------------------------
                                 J. Burke Asher
                                 Vice President/Finance