Form 10-Q
period 1998-06-30
REMINGTON OIL & GAS CORP
filed 1998-08-05
CIK 874992

SECURITIES AND EXCHANGE COMMISSION
                            Washington DC 20549

                                 Form 10-Q

                                 (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

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

                             (214) 210-2650
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---    ---
There were 3,221,510 outstanding shares of Class A (Voting) Common Stock, $1 par value, on August 4,1998. There were also 17,147,298 outstanding shares of Class B (Non-Voting) Common Stock, $1 par value, on such date.

                    Remington Oil and Gas Corporation

                                 INDEX


PART I  FINANCIAL INFORMATION                                        3

  Item 1.  Financial Statements                                      3

     Condensed Balance Sheets as of June 30, 1998 and
     December 31, 1997                                               3

     Condensed Statements of Income - Three and six months
     ended June 30, 1998 and 1997                                    4

     Condensed Statements of Cash Flows - Six months ended
     June 30, 1998 and 1997                                          5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      10


PART II  OTHER INFORMATION                                          15

  Item 1.  Legal Proceedings                                        15

  Item 2.  Changes in Securities                                    15

  Item 3.  Defaults upon Senior Securities                          15

  Item 4.  Submission of Matters to a Vote of Security Holders      15

  Item 5.  Other Information                                        15

  Item 6.  Exhibits and Reports on Form 8-K                         15

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements


                     Remington Oil and Gas Corporation
                         Condensed Balance Sheets
                     (In thousands, except share data)

                                            June 30,      December 31,
                                             1998              1997
                                          -----------     -------------
Assets                                    (Unaudited)
  Current assets
   Cash and cash equivalents              $    4,613      $      4,552
   Accounts receivable - oil and natural
     gas                                       4,445             5,725
   Accounts receivable - other                   304               268
   Note receivable - S-Sixteen Holding
     Company                                   5,309             6,192
   Prepaid expenses and other current
     assets                                    1,852             2,118
                                          -----------     -------------
  Total current assets                        16,523            18,855
                                          -----------     -------------
  Properties
   Oil and natural gas properties
     (successful-efforts method)             235,223           220,481
   Other properties                            2,241             2,800
   Accumulated depreciation, depletion
     and amortization                       (155,422)         (144,548)
                                          -----------     -------------
  Total properties                            82,042            78,733
  Other assets
   Deferred charges (net of accumulated
     amortization)                               911               927
                                          -----------     -------------
  Total other assets                             911               927
                                          -----------     -------------
Total assets                              $   99,476      $     98,515
                                          ===========     =============

Liabilities and stockholders' equity
  Liabilities
   Current liabilities
     Accounts payable                     $    8,391      $      8,694
     Accrued interest payable                    264               264
     Accrued transportation payable
       related party                             274               305
     Net Profits expense payable                 932               594
     Short-term notes payable                  9,700             6,000
                                          -----------     -------------
   Total current liabilities                  19,561            15,857
                                          -----------     -------------
   Convertible subordinated notes payable     38,371            38,371
                                          -----------     -------------
  Total Liabilities                           57,932            54,228
                                          -----------     -------------
  Commitments and contingencies (Note 7)
  Stockholders' equity
   Common stock, $1.00 par value
     Class A (Voting) - 15,000,000
      shares authorized, 3,250,110
      shares issued                            3,250             3,250
     Class B (Non-Voting) - 30,000,000
      shares authorized, 17,571,570
      shares issued                           17,572            17,553
   Additional paid-in capital                 25,283            25,197
   Treasury stock, at cost, 28,600
     shares Class A, and 424,272 shares
     Class B                                  (3,161)           (3,465)
   Retained earnings                          (1,400)            1,752
                                          -----------     -------------
  Total stockholders' equity                  41,544            44,287
                                          -----------     -------------
Total liabilities and stockholders'
  equity                                  $   99,476      $     98,515
                                          ===========     =============

              See accompanying Notes to Financial Statements.

                        Remington Oil and Gas Corporation
                          Condensed Statements of Income
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                        Three Months Ended                Six Months Ended
                                              June 30,                        June 30,
                                        1998          1997               1998         1997
                                      ----------   ----------         ----------   ----------
Revenues
  Oil sales                           $   3,981    $   5,270          $   8,308    $  10,533
  Gas sales                               7,427       10,635             14,755       21,406
  Other income                              648        1,062              1,500        2,255
                                      ----------   ----------         ----------   ----------
Total revenues                           12,056       16,967             24,563       34,194
Costs and expenses
  Operating costs and expenses            2,124        1,700              4,494        3,127
  Net Profits interest expense            1,411        2,236              3,043        4,705
  Exploration expenses                    1,758        2,507              3,631        3,906
  Depreciation, depletion and
    amortization                          5,573        6,928             11,934       12,154
  General and administrative              1,281        2,645              2,552        5,143
  Reorganization expense                      -          435                  -          638
  Interest and financing expense          1,066        1,226              2,061        2,451
                                      ----------   ----------         ----------   ----------
Total costs and expenses                 13,213       17,677             27,715       32,124
                                      ----------   ----------         ----------   ----------
Income (loss) before taxes               (1,157)        (710)            (3,152)       2,070
                                      ----------   ----------         ----------   ----------
  Income tax expense (benefit)                -         (248)                 -          725
                                      ----------   ----------         ----------   ----------
Net income (loss)                     $  (1,157)   $    (462)         $  (3,152)   $   1,345
                                      ==========   ==========         ==========   ==========

Basic and diluted income per share    $   (0.06)   $   (0.02)         $   (0.15)   $    0.06
                                      ==========   ==========         ==========   ==========

Weighted average shares outstanding      20,387       20,668             20,370       20,735
                                      ==========   ==========         ==========   ==========

                           See accompanying Notes to Financial Statements.

                      Remington Oil and Gas Corporation
                      Condensed Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                     Six Months Ended
                                                          June 30,
                                                     1998        1997
                                                  ---------   ---------
Cash flow provided by operations
 Net income (loss)                                $ (3,152)   $  1,345
   Depreciation, depletion and amortization         11,934      12,154
   Amortization of deferred charges                    120         130
   Amortization of premium on marketable
    securities                                           -          31
   Deferred income tax expense (benefit)                 -         725
   Dry hole and impaired property costs              1,255       1,981
   Decrease in accounts receivable                   1,244       1,817
   Decrease (increase) in prepaid expenses and
    other current assets                               266        (243)
   (Increase) in deferred charges                     (104)          -
   Increase (decrease) in accounts payable and
    accrued expenses                                     4         (43)
   (Gain) loss on sale of properties                   (70)         56
                                                  ---------   ---------
 Net cash flow provided by operations               11,497      17,953
                                                  ---------   ---------
 Cash from investing activities
   Payments for capital expenditures               (16,540)    (11,677)
   Proceeds from property sales                        112         288
                                                  ---------   ---------
 Net cash used in investing activities             (16,428)    (11,389)
                                                  ---------   ---------
 Cash from financing activities
   Proceeds from notes payable                       3,800           -
   Payments on notes payable                          (100)          -
   Sales and maturities of marketable
    securities                                           -       2,730
   Investment in marketable securities                   -        (597)
   Notes receivable - S-Sixteen Holding Company          -      (7,250)
   Principal repayments - S-Sixteen Holding
    Company                                            883         351
   Common stock issued                                 409           -
   Repurchase common stock                               -      (3,120)
                                                  ---------   ---------
 Net cash provided by financing activities           4,992      (7,886)
                                                  ---------   ---------
 Net increase (decrease) in cash and cash
  equivalents                                           61      (1,322)
   Cash and cash equivalents at beginning of
    period                                           4,552       2,997
                                                  ---------   ---------
 Cash and cash equivalents at end of period       $  4,613    $  1,675
                                                  =========   =========

           See accompanying Notes to Financial Statements.

                       Remington Oil and Gas Corporation
                         Notes to Financial Statements

Note 1.  Accounting Policies and Basis of Presentation

     Remington Oil and Gas Corporation, a Delaware corporation (the "Company" or "Remington"), is an independent oil and gas exploration and production company. The Company's activities and properties are located in three core areas, offshore Gulf of Mexico, Mississippi/Alabama and onshore Gulf Coast.

     The financial statements are prepared according to the instructions to Form 10-Q and may not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles. The results of operations and financial position for the interim periods presented include all transactions and adjustments which management believes are necessary for fair presentation. All adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results for the full year. The financial statements and related notes to the financial statements presented in this Form 10-Q should be read together with the audited financial statements of the Company for the year ended December 31, 1997. There were no material changes in the significant accounting policies, details of accounts or notes to the financial statements during the interim periods except as presented below.

Note 2.  Proposed Merger

     S-Sixteen Holding Company, a Delaware corporation ("SSHC"), owns 1,840,525 shares (approximately 57%) of the Class A (Voting) Common Stock ("Remington Class A Stock") of Remington and 294,643 shares of the Class B (Non-Voting) Common Stock ("Remington Class B Stock"). SSHC is owned by an entity controlled by Mr. J. R. Simplot of Boise, Idaho. On June 22, 1998, Remington and SSHC executed an Agreement and Plan of Merger under which SSHC will merge into Remington with Remington being the surviving corporation (the "Merger"). In addition, in connection with the Merger, Remington will convert its two classes of common stock into a single class (the "Conversion of Stock"). The Merger and the Conversion of Stock are hereinafter referred to as the "Transaction."

     Upon the consummation of the Transaction, the Company will exchange 1.15 shares of new voting common stock ("Remington Common Stock") for each share of outstanding Remington Class A Stock not directly owned by SSHC, 1 share of Remington Common Stock for each share of outstanding Remington Class B Stock not directly owned by SSHC and 72.329 shares of Remington Common Stock for each share of outstanding common stock in SSHC (the "Conversion of Stock"). After the Conversion of Stock, the sole stockholder of SSHC will own 2,785,028 shares of Remington Common Stock. In addition, SSHC's sole stockholder will receive a stock warrant to purchase up to 300,000 shares of Remington Common Stock at various prices, and the note payable to Remington by SSHC will be canceled. See Note 4. Note Receivable S-Sixteen Holding Company. The 1,840,525 shares of Remington Class A Stock and 88,668 shares of Remington Class B Stock owned directly by SSHC will be canceled as will the Remington Class A Stock and Remington Class B Stock held as treasury stock by Remington. A Special Meeting of Stockholders of the Company is planned for late summer or early fall to consider and vote upon the proposal to approve and adopt the Agreement and Plan of Merger.

     In addition, Mr. Simplot, who controls SSHC's sole stockholder, beneficially owns 2,845,000 shares of Remington Class B Stock, which will be converted into a like number of shares of Remington Common Stock pursuant to the Transaction. Thus, upon the consummation of the Transaction, Mr. Simplot and his affiliates (not including shares beneficially held by Mr. David H. Hawk and Mr. James Arthur Lyle, SSHC's nominees to Remington's Board of Directors) will beneficially own 5,630,028 shares of Remington Common Stock, representing approximately 27% of the outstanding class.

     One of the subsidiaries of SSHC that would be acquired by Remington as part of the Merger is CKB Petroleum, Inc. ("CKBP"), which currently transports all of the Company's oil production from the South Pass Area blocks in the Gulf of Mexico, to Venice, Louisiana. See Note
6. Related Party Transactions.

Note 3.  Subsequent Event

     On July 31, 1998, the Company and Texas Eastern Transmission Corporation ("TETCO") agreed to terminate the South Pass Block 89 long-term gas sales contract effective June 30, 1998 (the "TETCO Contract Termination"). TETCO made a Termination Payment (as defined in the agreement) to the Company in the amount of $49.8 million. As part of the termination agreement, TETCO was released from the gas purchase contract, including gas substitution and indemnification rights thereunder, as well as related indemnification and other obligations under a 1990 settlement agreement. Remington will sell all gas produced on and after July 1, 1998 from South Pass Block 89 on the spot market. Under the gas contract, which was to expire in July 2002, the Company was receiving $12.38 per Mcf for gas produced from the southern portion of South Pass Block 89 and $6.83 per Mcf for gas produced from the northern portion of the block, with the gas price escalating 10% per year. Gas sales revenue received under the long-term contract in excess of the average non contract spot market price for this block was $5.8 million for the first six months of 1998 and was estimated to be $4.3 million for the last six months of 1998. Approximately one-half of the value of the contract, as evaluated by the Company's independent reservoir engineers at January 1, 1998 was associated with a high risk and undrilled well location in the Company's U-1/1 reservoir. Reserves for this location were 78 MBbls and 3,141 MMcf at January 1, 1998. At June 30, 1998 the net capitalized cost remaining for South Pass Block 89 platform B was $7.4 million. The Company may incur an impairment charge because of the reduction in the price received for natural gas production from this block but the amount, if any, has not yet been determined. In the third quarter the Company will reassess the block in order to comply with Statement of Financial Accounting Standard ("SFAS") No. 121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The Company filed a declaratory judgment action against Phillips in federal district court in Dallas, Texas requesting the court to declare that none of the proceeds received from the TETCO Contract Termination are owed to Phillips by virtue of a 33% Net Profits interest in South Pass Block 89.

Note 4.  Note Receivable S-Sixteen Holding Company

     The Company extended the maturity date of the $6.95 million note receivable from SSHC, dated June 3, 1997, from May 29, 1998 to November 29, 1998. The balance on June 30, 1998 was $5.3 million. The note receivable will be canceled at the effective time of the Transaction. However, in accordance with the Agreement and Plan of Merger, SSHC will continue to make payments until such effective time. See Note 2. Proposed Merger.

Note 5.  Notes Payable

     Remington has $38.4 million of 8 1/4% Convertible Subordinated Notes ("Notes") outstanding on June 30, 1998. The Indenture for the Notes (the "Indenture") provides that if a "change in control" occurs, the Company shall, pursuant to the Indenture, offer to purchase on the 40th Business Day following the date on which such "change in control" occurs, any and all of the then outstanding Notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued but unpaid interest on the Notes. If the Merger takes place, a "change in control" will occur since the holders of a majority of the Remington Class A Stock immediately prior to the Transaction will not receive at least a majority of the voting common stock of the continuing or surviving corporation. See Note 2. Proposed Merger.

     Remington may not have sufficient cash to purchase all of the Notes tendered. In such event, the Company would have to explore other avenues for the means to purchase the tendered Notes including, but not limited to, obtaining bank financing and/or utilizing the public and private debt and equity markets. The Company anticipates that until the Phillips litigation in Louisiana state court is resolved, the case will continue to impede the Company's access to credit and capital markets, and the Company may also consider the sale or other disposition of assets. In addition, Remington's Board of Directors has the ability to withdraw the Company from the Transaction up until the effective time of the Transaction if the Board determines that the impact of the Transaction on the Company's liquidity is unacceptable to the Board.

     The due date of the Company's line of credit with a borrowing base of $10.0 million has been extended to September 1998. The line of credit was renewed in 1995, 1996 and 1997 and the Company expects to renew or replace this line of credit in September. The line of credit is collateralized by the Company's oil and gas properties. The balance on June 30, 1998 was $9.7 million, and letters of credit totaling $250,000 have been issued against this line of credit. On June 30, 1998, a violation of a negative covenant concerning the current ratio existed. The violation did not become an "Event of Default" as defined in the note agreement because it is not continuing.

Note 6.  Related Party Transactions

     SSHC controls approximately 57% of the outstanding Class A Stock of the Company and 94% of the outstanding shares of CKBP. Under both applicable law and Board of Directors' resolution, transactions with affiliates must be approved by the Board of Directors, be fair and reasonable to the Company and be on terms no less favorable to the Company than can be obtained from an unaffiliated party in an arm's-length transaction.

     CKBP owns a minority interest in the pipeline that transports oil from South Pass Area blocks in the Gulf of Mexico, to Venice, Louisiana. The pipeline tariff is $2.75 per barrel and is published with the Federal Energy Regulatory Commission. The rate is consistent with rates offered by unrelated parties from the South Pass Area to Venice. Transportation expense incurred and payable to CKBP was $863,000 and $825,000 for the three months ended June 30, 1998 and 1997, respectively and $1.7 million and $1.6 million for the six months ended June 30, 1998 and 1997, respectively.

     In April 1992, the Company acquired all of the assets and assumed all of the liabilities of OKC Limited Partnership (the "Partnership"). Under the Partnership Agreement, the general partners were entitled to advancement of litigation expenses if they were named parties to litigation in their capacity as general partners. Accordingly, the Company was obligated to advance litigation expenses to the general partners. In addition, the Company advanced litigation expenses on behalf of certain directors and officers of the Company in applicable situations. The litigation for which advancements were made has been either settled or dismissed. However, during the three and six months ending June 30, 1997, the Company advanced $57,000 and $73,000, respectively, on behalf of the above parties.

     Interest income accrued on the note receivable from SSHC was $139,000 and $283,000 for the three and six months ended June 30, 1998, respectively and $114,000 for the three months ended June 30, 1997. Principal payments received from SSHC during the same periods totaled $336,000, $883,000 and $351,000, respectively. The balance of the note receivable on June 30, 1998, was $5.3 million. See Note 4. Note Receivable - S-Sixteen Holding Company.

     During the three and six months ended June 30, 1998, the Company incurred executive search fees totaling $33,000 and $40,000, respectively, to Preng and Associates, Inc., an entity controlled by a member of the Board of Directors. Executive search fees paid to Preng and Associates, Inc. during the six months ended June 30, 1997 were $76,000.

Note 7.  Contingencies

Phillips Petroleum Case

     The Company and Phillips Petroleum Company are engaged in a dispute concerning the Net Profits interest in South Pass Block 89. In this litigation, Phillips contends that pursuant to its 33% Net Profits interest in South Pass Block 89, it was entitled to receive an overriding royalty for months in which "net profits" were not achieved; that an excessive oil transportation fee was being charged to the Net Profits account; and that the entire $69.6 million cash payment that had been received by the Partnership from the 1990 settlement of previous litigation should have been credited to the Net Profits account instead of the $5.8 million that was credited. On the latter claim, Phillips seeks to receive in excess of $21.5 million, while on the first two claims Phillips alleged aggregate damages of several million dollars. In addition, Phillips, under Louisiana Mineral Code, is seeking double damages and cancellation of the farmout agreement that created the Net Profits interest. Remington denies Phillips' claims and vigorously defended against them during a non-jury trial held in April 1997. In addition to contesting the claims of Phillips, the Company asserted a counterclaim at trial that Phillips had breached a settlement agreement regarding previous litigation between the parties and claimed damages in excess of $10.0 million. The parties presented oral arguments to the court on September 3, 1997 and are awaiting a ruling by the trial judge. Certain possible results of the Phillips Petroleum Case could have a material adverse effect on the Company. Statement of Financial Accounting Standards No. 5 entitled "Accounting for Contingencies" ("SFAS 5"), in pertinent part requires that a loss contingency be accrued if it is probable that a liability has been incurred and that the amount thereof can be reasonably estimated. The complexities of the Phillips case are such that the Company is unable to determine whether the probability exists that a liability has been incurred. Further, the Company cannot reasonably estimate the amount of any possible adverse outcome. Accordingly, no loss contingency accrual can be made at this time in accordance with SFAS 5.

Other Contingencies

     The Company is not a party to any material pending legal proceedings other than the foregoing.

Note 8.  Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 entitled "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the three and six months ended June 30, 1998 and 1997, comprehensive income includes net income (loss) and unrealized gains on marketable securities. The impact of adopting SFAS No. 130 is as follows:

                                Three Months Ended    Six Months Ended
                                     June 30,              June 30,
                                ------------------    ------------------
                                  1998       1997       1998       1997
                                --------    -------   --------    ------
Net income (loss)               $(1,157)    $ (710)   $(3,152)    $1,345
Unrealized gain on marketable
  securities                          -        196          -         54
                                --------    -------   --------    ------
Net comprehensive income (loss) $(1,157)    $ (514)   $(3,152)    $1,399
                                ========    =======   ========    ======

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

     This discussion contains historical information and certain forward-looking statements that involve risks and uncertainties about the business, long-term strategy, financial condition and future of the Company. Statements concerning results of future exploration, exploitation, development and acquisition expenditures and expense and reserve levels are forward-looking statements. These statements are based on assumptions concerning commodity prices, drilling results and production, and administrative and interest costs that management believes are reasonable based on currently available information of known facts and trends. In addition, statements concerning the Transaction, as defined below, are forward-looking statements and include the assumption by management that the Transaction will be consummated. Management's assumptions and the Company's future performance are both subject to a wide range of business risks and there is no assurance that these goals and projections can or will be met.

     Remington Oil and Gas Corporation (the "Company" or "Remington") is an independent oil and gas exploration and production company. The activities and properties of the Company are located in the offshore Gulf of Mexico, onshore Gulf Coast and Mississippi/Alabama. The long-term strategy is to economically increase reserves, production, and cash flow on an annual basis, resulting in increased shareholder value. Capital expenditures financed primarily by operating cash flow and bank debt will entail a balanced exploration, development and acquisition program.

     S-Sixteen Holding Company, a Delaware corporation ("SSHC"), owns 1,840,525 shares (approximately 57%) of the Class A (Voting) Common Stock ("Remington Class A Stock") of Remington and 294,643 shares of the Class B (Non-Voting) Common Stock ("Remington Class B Stock"). SSHC is owned by an entity controlled by Mr. J.R. Simplot of Boise, Idaho. On June 22, 1998, Remington and SSHC executed an Agreement and Plan of Merger under which SSHC will merge into Remington with Remington being the surviving corporation (the "Merger"). In addition, in connection with the Merger, Remington will convert its two classes of common stock into a single class (the "Conversion of Stock"). The Merger and the Conversion of Stock are hereinafter referred to as the "Transaction".

     Upon the consummation of the Transaction, the Company will exchange 1.15 shares of new voting common stock ("Remington Common Stock") for each share of outstanding Remington Class A Stock not directly owned by SSHC, 1 share of Remington Common Stock for each share of outstanding Remington Class B Stock not directly owned by SSHC and 72.329 shares of Remington Common Stock for each share of outstanding common stock in SSHC (the "Conversion of Stock"). After the Conversion of Stock, the sole stockholder of SSHC will own 2,785,028 shares of Remington Common Stock. In addition, SSHC's sole stockholder will receive a stock warrant to purchase up to 300,000 shares of Remington Common Stock at various prices and the note payable to Remington by SSHC will be canceled. The 1,840,525 shares of Remington Class A Stock and 88,668 shares of Remington Class B Stock owned directly by SSHC will be canceled as will the Remington Class A Stock and Remington Class B Stock held as treasury stock by Remington. A Special Meeting of Stockholders of the Company is planned for late summer or early fall to consider and vote upon the proposal to approve and adopt the Agreement and Plan of Merger.

     In addition, Mr. Simplot, who controls SSHC's sole stockholder, beneficially owns 2,845,000 shares of Remington Class B Stock which will be converted into a like number of shares of Remington Common Stock pursuant to the Transaction. Thus, upon the consummation of the Transaction, Mr. Simplot and his affiliates (not including shares beneficially held by Mr. David H. Hawk and Mr. James Arthur Lyle, SSHC's nominees to Remington's Board of Directors) will beneficially own 5,630,028 shares of Remington Common Stock, representing approximately 27% of the outstanding class.

     One of the subsidiaries of SSHC that would be acquired by Remington as part of the Merger is CKB Petroleum, Inc. ("CKBP"), which currently transports all of the Company's oil production from the South Pass Area blocks in the Gulf of Mexico, to Venice, Louisiana.

     On July 31, 1998, the Company and Texas Eastern Transmission Corporation ("TETCO") agreed to terminate the South Pass Block 89 long-term gas sales contract effective June 30, 1998. TETCO made a Termination Payment (as defined in the agreement) to the Company in the amount of $49.8 million (the "TETCO Contract Termination"). As part of the termination agreement, TETCO was released from the gas purchase contract, including gas substitution and indemnification rights thereunder, as well as related indemnification and other obligations under a 1990 settlement agreement. Remington will sell all gas produced on and after July 1, 1998 from South Pass Block 89 on the spot market. Under the gas contract, which was to expire in July 2002, the Company was receiving $12.38 per Mcf for gas produced from the southern portion of South Pass Block 89 and $6.83 per Mcf for gas produced from the northern portion of the block, with the gas price escalating 10% per year. Gas sales revenue received under the long-term contract in excess of the average non contract spot market price for this block was $5.8 million for the first six months of 1998 and was estimated to be $4.3 million for the last six months of 1998. Approximately one-half of the value of the contract, as evaluated by the Company's independent reservoir engineers at January 1, 1998, was associated with a high risk and undrilled well location in the Company's U-1/1 reservoir. Reserves for this location were 78 MBbls and 3,141 MMcf at January 1, 1998. At June 30, 1998, the net capitalized cost remaining for South Pass Block 89 platform B was $7.4 million. The Company may incur an impairment charge as a result of the reduction in the price received for natural gas production from this block but the amount, if any, has not yet been determined. In the third quarter the Company will reassess the block in order to comply with Statement of Financial Accounting Standard ("SFAS") No. 121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     Gas sales revenue from this block accounted for approximately 32% of the Company's total revenue. However, the Company has observed a steady decline in production from Well B-20S. Production from Well B-20S, which is from the U-1/1 reservoir, accounts for a significant portion of the total gas production from this block. Current estimates have the well fully depleted during the first or second quarter of 1999. In the past, the long-term gas sales contract provided some protection against significant decreases in market prices for gas production. However, after the TETCO Contract Termination the Company revenues, net income and cash flow provided by operations will be fully affected by the market fluctuations in oil and gas prices.

     Two recently issued SFAS's have been or will be adopted by the Company in 1998; SFAS No. 130 entitled "Reporting Comprehensive Income" and SFAS No. 131 entitled "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires the Company to report "comprehensive income" and its components in the financial statements. Comprehensive income represents changes in the stockholders' equity accounts other than for items required by accounting standards to be reported as direct adjustments to paid-in-capital, retained earnings or other non-income equity accounts during the reporting period. Such changes include net income as well as other charges and credits to stockholders' equity accounts that are excluded from net income. The effects of SFAS No. 130 are summarized in Note 8 of Notes to the Financial Statements - Comprehensive Income. SFAS No. 131 will be adopted in December of 1998. This statement establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas, and major customers. This statement is not anticipated to have a material impact on the Company's financial disclosures.

Liquidity and Capital Resources

     The Company's balance sheet liquidity decreased during the first six months of 1998. At December 31, 1997, current assets exceeded current liabilities by $3.0 million and the current ratio was approximately 1.2 to 1. At June 30, 1998, the Company's current liabilities exceeded current assets by $3.0 million and the current ratio was 0.84 to 1. The decrease in liquidity resulted primarily from the excess of capital expenditures over the net cash flow from operations. The Company's liquidity increased significantly on July 31, 1998 after receiving $49.8 million from the TETCO Contract Termination.

     Cash flow from operations for the first six months of 1998 decreased $6.4 million, or 35%, compared to the first six months of 1997, primarily because of a 21% decrease in oil sales revenue and a 31% decrease in gas sales revenue. Although total oil production increased 25% or 138,000 barrels, average oil prices for the first six months of 1998 were $11.97 per barrel compared to $18.93 per barrel during the first six months of 1997. In addition, gas sales revenue from South Pass Blocks 86 and 89 platforms B and C decreased $7.9 million during the first six months of 1998 compared to the same period in the prior year. The decrease resulted from lower gas production from these platforms of 879,000 Mcf.

     Throughout the year, the Company has financed capital expenditures through cash flow from operations and bank debt. Although management decreased its capital and exploration budget by 20% for 1998 due to the lower oil prices and the resulting lower net cash flow from operations, the Company was committed to significant capital expenditures for the first six months of 1998. Drilling and completion costs incurred during the first six months of 1998 for West Cameron Block 170, Eugene Island Block 135 and Parker Creek totaled $10.3 million or 62% of the total capital expenditures. Other capital expenditures included $2.7 million in the onshore Gulf Coast area, $1.7 million on Main Pass Block 262, $1.2 million in the Mississippi/Alabama area and $524,000 for unproved property acquisitions. Capital expenditures in the Gulf Coast area included a $1.6 million acquisition in Lavaca County, Texas. The Company expects to complete the exploratory well drilled on Main Pass Block 262, but has yet to fully evaluate the results of drilling operations. Other capital expenditures in the Mississippi/Alabama area included drilling costs totaling $866,000 for a non-commercial well in Wayne County, Mississippi.

     The Company is committed to an additional well in South Pass Block 87 and has budgeted capital expenditures for another well in South Pass Block 87, a side track or a new well in South Pass Block 89, additional development expenditures for West Cameron Block 170, additional development wells in the Parker Creek Field and exploration drilling in the onshore Gulf Coast. The approved budget for capital expenditures for 1998 totaled $35.0 million.

     Sources of cash other than from operations include the repayment of the note receivable by SSHC through August 1998. After the Transaction, CKBP will become a subsidiary of the Company and the cash paid for transportation will remain in the consolidated companies. If the Transaction is not approved by Remington stockholders, SSHC will be required to continue to repay the note receivable as scheduled.

     The Company's existing line of credit with a current borrowing base of $10.0 million expires in September 1998. The Company anticipates renewing or replacing this line again in 1998. The Company has borrowed $9.7 million and has issued letters of credit totaling $250,000 against this line of credit. On June 30, 1998, a violation of a negative covenant concerning the current ratio existed. The violation did not become an "Event of Default" as defined in the note agreement because it is not continuing.

     The Transaction will cause a "change in control" as defined in the Indenture to the Notes ("Indenture"). The Indenture provides that in the event a "change in control" occurs, the Company shall, by way of an offer, purchase any tendered Notes on the 40th Business Day following the date on which such "change in control" occurs, at a purchase price equal to 100% of the principal amount of the Notes, plus accrued but unpaid interest on the Notes. Remington may not have sufficient cash to purchase all of the Notes tendered. In such event, the Company would have to explore other avenues for the means to purchase the tendered
Notes including, but not limited to, obtaining bank financing and/or utilizing the public and private debt and equity markets. The Company anticipates that until the Phillips litigation in Louisiana state court is resolved, the case will continue to impede the Company's access to credit and capital markets, and the Company may also consider the sale or other disposition of assets. In addition, Remington's Board of Directors has the ability to withdraw the Company from the Transaction up until the effective time of the Transaction if the Board determines that the impact of the Transaction on the Company's liquidity is unacceptable to the Board.

     The Company and Phillips Petroleum Company are engaged in a dispute concerning the Net Profits interest in South Pass Block. In this litigation, Phillips contends that pursuant to its 33% Net Profits interest in South Pass Block 89, it was entitled to receive an overriding royalty for months in which "net profits" were not achieved; that an excessive oil transportation fee was being charged to the Net Profits account; and that the entire $69.6 million cash payment that had been received by the Partnership from the 1990 settlement of previous litigation should have been credited to the Net Profits account instead of the $5.8 million that was credited. Phillips seeks to receive in excess of $43.0 million for its claims. In addition, Phillips, under Louisiana Mineral Code, is seeking double damages and cancellation of the farmout agreement that created the Net Profits interest. Remington denies Phillips' claims and vigorously defended against them during a non-jury trial held in April 1997. In addition to contesting the claims of Phillips, the Company asserted a counterclaim at trial that Phillips had breached a settlement agreement regarding previous litigation between the parties and claimed damages in excess of $10.0 million. The parties presented oral arguments to the court on September 3, 1997 and are awaiting a ruling by the trial judge.

     The Company filed a declaratory judgment action against Phillips in federal district court in Dallas, Texas requesting the court to declare that none of the proceeds received from the TETCO Contract Termination are owed to Phillips by virtue of a 33% Net Profits interest in South Pass Block 89.

     Certain possible results of the Phillips litigation and the Company's declaratory judgment action if not successful, could have a material adverse effect on Remington.

Results of Operations

     The following table summarizes oil and gas production by area and average prices for the three and six months ended June 30, 1998 and 1997.

                                        Three Months Ended        Six Months Ended
                                             June 30,                  June 30,
                                        ------------------        ----------------
                                        1998          1997        1998        1997
                                       ------        ------      ------      ------
Production
  Oil MBbls
    Offshore Gulf of Mexico               275           249         536         483
    Mississippi/Alabama                    53            48         102          66
    Onshore Gulf Coast                     24             3          52           3
    Other                                   3             2           4           4
                                       ------        ------      ------      ------
  Total oil production                    355           302         694         556
                                       ======        ======      ======      ======
  Gas MMcf
    Offshore Gulf of Mexico             1,761         2,063       3,313       3,864
    Mississippi/Alabama                     -             2           -           -
    Onshore Gulf Coast                    205            73         451          74
    Other                                   3             7           4           -
                                       ------        ------      ------      ------
  Total gas production                  1,969         2,145       3,768       3,938
                                       ======        ======      ======      ======
Average Prices
  Oil (per barrel)                     $11.22        $17.45      $11.97      $18.93
  Gas (per Mcf)                        $ 3.77        $ 4.96      $ 3.92      $ 5.44


     The Company recorded a net loss for the three and six months ended June 30, 1998 of $1.2 million and $3.2 million compared to a net loss for the three months ended June 30, 1997 of $462,000 and net income for the six months ended June 30, 1997 of $1.3 million. Lower average oil prices and lower gas production from South Pass Block 89 combined to reduce total revenues by $4.9 million or 29% and by $9.6 million, or 28%, for the three and six-month periods. Lower total revenues were offset by a reduction in total costs and expenses of $4.5 million, or 25%, and $4.4 million, or 14%, for the three and six-month periods.

     The lower average oil prices caused oil revenues to decrease $2.0 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 and $4.4 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Additional oil sales revenue from the increase in oil production offset the lower oil sales revenue caused by lower prices by $650,000 and 2.1 million for the three and six months ended June 30, 1998 compared to the same periods in 1997. Oil production increased by approximately 18% and 25% for the three and six months ended June 30, 1998 compared to the same periods in the prior year. Oil production from the Gulf of Mexico increased as a result of production from the three wells on Eugene Island Block 135 and a net increase from the four South Pass area blocks. Production from Eugene Island Block 135 began in the third quarter of 1997 from a single well. Oil production from the Parker Creek field in the Mississippi/Alabama area increased by 5,000 barrels and 33,000 barrels for the three and six months ended June 30, 1998 compared to the same periods in 1997. Oil production in the onshore Gulf Coast area increased as a result of the third and fourth quarter acquisitions of oil and gas properties in South Texas.

     Gas sales revenues decreased $3.2 million and $6.7 million for the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997. The decrease is the result primarily of lower natural gas production from South Pass Block 89 and Main Pass Block 262 partially offset by an increase in natural gas production from South Pass Block 87, Eugene Island Block 135 and the Gulf Coast area.

     Prior to the TETCO Contract Termination, gas production from South Pass Block 89 was sold under a long-term gas sales contract. The total volume of gas sold under the long-term contract was 422,000 Mcf and 891,000 Mcf for the three and six months ended June 30, 1998 compared to 831,000 Mcf and 1.6 Bcf for the three and six months ended June 30, 1997. The decrease is primarily related to the depletion of Well B-20S that is producing in the U-sand reservoir. Gas sales revenue related to the long-term contract decreased $3.9 million and $7.5 million for the three and six months ended June 30, 1998 compared to the same periods in the prior year.

     Gas sales revenue from the non-contract gas increased $650,000 and $848,000 for the three and six months ended June 30, 1998 compared to the same periods in the prior year. Excluding the gas production sold from South Pass Block 89, gas production for the three and six months ended June 30, 1998 increased 18% and 25% compared to the prior year. This increase in non-contract gas production increased gas sales revenue by $537,000 and $1.5 million for the three and six months ended June 30, 1998 compared to the same periods in the prior year. Although the overall average price decreased for the three and six months ended June 30, 1998 compared to the prior year, the reduction is caused by the lower gas production from South Pass Block 89 as a percentage of the total volume of gas sold. Spot gas prices for the three months ended June 30, 1998 were $0.08 per Mcf higher than for the three months ended June 30, 1997, which increased gas sales revenue by $124,000. However, for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 the average spot gas price decreased by $0.24 per Mcf which partially offset the increase from non-contract gas production by $690,000.

     Other income decreased 39% and 33% for the three and six months ended June 30, 1998 compared to the same periods in 1997 because of the lower amount of interest income received during 1998. Interest income decreased because of the lower cash, cash equivalents and marketable securities in 1998 compared to the first six months of 1997.

     Operating costs increased 25% for the three months ended June 30, 1998 and 44% for the first six months of 1998 compared to the same periods in the prior year. The operating expenses increased because of new producing properties and rig stack charges incurred on South Pass Block 89 Platform B. Net profits expense decreased $825,000, or 37%, and $1.7 million, or 35%, for the three and six months ended June 30, 1998 compared to the same periods in the prior year because of the lower oil and gas revenue on South Pass Block 89. Exploration expenses decreased $749,000, or 30%, for the three months ended June 30, 1998 compared to June 30, 1997 because of lower 2-D and 3-D seismic costs.

     Depreciation depletion and amortization decreased 20% during the three months ended June 30, 1998 compared to the three months ended June 30, 1997 as a result of upward revisions to proved developed producing oil and gas reserves at June 30, 1998 for South Pass Block 89 platform B and Eugene Island Block 135. The upward revision decreased the current depreciation depletion and amortization rate, which is calculated using the units-of-production method. The Company increased the estimated net proved producing oil and gas reserves for South Pass Block 89, because Well B-20S had overproduced the original estimated proved producing oil reserves at January 1, 1998. In addition, the Company added proved developed oil and gas reserves associated with Well A-3 on Eugene Island Block 135. Also included in the second quarter and first six months of 1998 are impairment charges for unproved leasehold costs totaling $440,000.

     General and administrative expenses decreased 52% and 50% for the three and six months ended June 30, 1999 compared to the same periods in the prior year. The decrease results from lower legal costs, primarily the Phillips Petroleum litigation and lower employee costs. Reorganization expense incurred during the second quarter and first six months of 1997 includes the payment of severance benefits to employees that either resigned or were terminated during those periods.

     Interest expense decreased $160,000, or 13%, and $390,000, or 16%, for the three and six months ended June 30, 1998 compared to the same period in the prior year because of the repurchase by the Company of $16.7 million of the outstanding Notes in October 1997. The lower interest expense that resulted from the lower amount of Notes outstanding was partially offset by increased interest expense on the increased bank line of credit balance outstanding for the second quarter and first half of 1998.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     Incorporated herein by this reference is the discussion of litigation set forth in Part I, Item 1. Notes to the Financial
Statements - Note 7. Contingencies of this Form 10-Q.

Item 2.  Changes in Securities

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

   3.1*     Certificate of Incorporation, as amended.

   3.2 ### Certificate of Amendment of Certificate of Incorporation of Box Energy Corporation.

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

   27       Financial Data Schedule

(b)  No Forms 8-K were filed during the quarter ended June 30, 1998.

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

     *** Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 1997 filed with the Commission and effective on or about August 12, 1997

     ### Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission and effective on or about March 30, 1998.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  REMINGTON OIL AND GAS CORPORATION


Date:   August 5, 1998            By:   (James A. Watt)
        ---------------              ----------------------------------

                                  James A. Watt
                                  President and Chief Executive Officer



Date:   August 5, 1998            By:   (J. Burke Asher)
        ---------------              ----------------------------------
                                  J. Burke Asher
                                  Vice President/Finance