Form 10-Q
period 1998-09-30
REMINGTON OIL & GAS CORP
filed 1998-11-12
CIK 874992

SECURITIES AND EXCHANGE COMMISSION
                         Washington DC 20549

                               Form 10-Q

                               (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                   OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the transition period from        to
                                          ------    ------
                   Commission file number 1-11516

                  REMINGTON OIL AND GAS CORPORATION
     (Exact name of registrant as specified in its charter)

       Delaware                               75-2369148
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
There were 3,221,510 outstanding shares of Class A (Voting) Common Stock, $1 par value, on November 10, 1998. There were also 17,155,297 outstanding shares of Class B (Non-Voting) Common Stock, $1 par value, on such date.

                   Remington Oil and Gas Corporation

                                INDEX


PART I FINANCIAL INFORMATION                                      3

 Item 1.  Financial Statements                                    3

    Balance Sheets as of  September 30, 1998 and
    December 31, 1997                                             3

    Statements of Income - Three and nine months ended
    September 30, 1998 and 1997                                   4

    Statements of Cash Flows - Nine months ended
    September 30, 1998 and 1997                                   5

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    11


PART II OTHER INFORMATION                                        17

 Item 1.  Legal Proceedings                                      17

 Item 2.  Changes in Securities                                  17

 Item 3.  Defaults upon Senior Securities                        17

 Item 4.  Submission of Matters to a Vote of Security Holders    17

 Item 5.  Other Information                                      17

 Item 6.  Exhibits and Reports on Form 8-K                       17

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                    Remington Oil and Gas Corporation
                               Balance Sheets
                    (In thousands, except share data)

                                            September 30,  December 31,
                                                1998           1997
Assets                                      -------------  ------------
 Current assets                              (Unaudited)
  Cash and cash equivalents                  $    48,139    $    4,552
  Accounts receivable - oil and natural
   gas                                             2,116         5,725
  Accounts receivable - other                        190           268
  Note receivable - S-Sixteen Holding
   Company                                         4,939         6,192
  Prepaid expenses and other current assets        3,312         2,118
                                            -------------  ------------
 Total current assets                             58,696        18,855
                                            -------------  ------------
 Properties
  Oil and natural gas properties
   (successful-efforts method)                   241,096       220,481
  Other properties                                 2,259         2,800
  Accumulated depreciation, depletion and
   amortization                                 (162,159)     (144,548)
                                            -------------  ------------
 Total properties                                 81,196        78,733
                                            -------------  ------------
 Other assets
  Deferred charges (net of accumulated
   amortization)                                     844           927
                                            -------------  ------------
 Total other assets                                  844           927
                                            -------------  ------------
Total assets                                 $   140,736    $   98,515
                                            =============  ============

Liabilities and stockholders' equity
 Liabilities
  Current liabilities
   Accounts payable                          $     6,707    $    8,694
   Accrued interest payable                        1,128           264
   Accrued transportation payable -
    related party                                    135           305
   Net Profits expense payable                       349           594
   Judgment - Phillips Petroleum                  17,950             -
   Short-term portion of note payable              2,200         6,000
                                            -------------  ------------
  Total current liabilities                       28,469        15,857
  Long-term liabilities
   Note payable                                    7,500             -
   Convertible subordinated notes payable         38,371        38,371
                                            -------------  ------------
  Total long-term liabilities                     45,871        38,371
                                            -------------  ------------
 Total Liabilities                                74,340        54,228
                                            -------------  ------------
 Commitments and contingencies (Note 7)
 Stockholders' equity
  Common stock, $1.00 par value
   Class A (Voting) - 15,000,000 shares
    authorized, 3,250,110 shares issued            3,250         3,250
   Class B (Non-Voting) - 30,000,000
    shares authorized, 17,579,569 shares
    issued                                        17,580        17,553
  Additional paid-in capital                      25,310        25,197
  Treasury stock, at cost, 28,600 shares
   Class A, and 424,272 shares Class B            (3,161)       (3,465)
  Retained earnings                               23,417         1,752
                                            -------------  ------------
 Total stockholders' equity                       66,396        44,287
                                            -------------  ------------
Total liabilities and stockholders' equity   $   140,736    $   98,515
                                            =============  ============

            See accompanying Notes to Financial Statements.

                    Remington Oil and Gas Corporation
                          Statements of Income
                               (Unaudited)
                (In thousands, except per share amounts)

                                             Three Months Ended        Nine Months Ended
                                                September 30,            September 30,
                                             1998          1997        1998         1997
                                          ----------  ----------   ----------  ----------
Revenues
 Oil sales                                 $  2,795    $  5,011     $ 11,103    $ 15,544
 Gas sales                                    2,871       7,436       17,626      28,842
 Other income                                50,861       1,028       52,361       3,283
                                          ----------  ----------   ----------  ----------
Total revenues                               56,527      13,475       81,090      47,669
                                          ----------  ----------   ----------  ----------
Costs and expenses
 Operating costs and expenses                 1,312       1,032        4,295       2,750
 Transportation expense                         560         673        2,071       2,081
 Net Profits interest expense                   358       1,883        3,401       6,588
 Exploration expenses                         2,222       2,617        5,852       6,523
 Depreciation, depletion and amortization     4,196       5,587       15,608      17,741
 Impairment of oil and gas properties         2,541           -        3,063           -
 Phillips Petroleum judgment                 17,950           -       17,950           -
 General and administrative                     935       1,603        3,317       5,030
 Legal expense                                  208         558          378       2,275
 Reorganization expense                           -       6,434            -       7,072
 Interest and financing expense               1,068       1,394        3,129       3,845
                                          ----------  ----------   ----------  ----------
Total costs and expenses                     31,350      21,781       59,064      53,905
                                          ----------  ----------   ----------  ----------
Income (loss) before taxes                   25,177      (8,306)      22,026      (6,236)
                                          ----------  ----------   ----------  ----------
 Income tax expense (benefit)                   361        (725)         361           -
                                          ----------  ----------   ----------  ----------
Net income (loss)                          $ 24,816    $ (7,581)    $ 21,665    $ (6,236)
                                          ==========  ==========   ==========  ==========

Basic income per share                     $   1.22    $  (0.37)    $   1.06    $  (0.30)
                                          ==========  ==========   ==========  ==========

Diluted income per share                   $   1.06    $  (0.37)    $   0.97    $  (0.30)
                                          ==========  ==========   ==========  ==========

Weighted average shares outstanding          20,369      20,307       20,359      20,579
                                          ==========  ==========   ==========  ==========

Diluted weighted average shares
 outstanding                                 23,857      20,307       23,847      20,579
                                          ==========  ==========   ==========  ==========

                        See accompanying Notes to Financial Statements.


                          Remington Oil and Gas Corporation
                               Statements of Cash Flow
                                     (Unaudited)
                                    (In thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                          1998           1997
                                                      -----------    -----------
Cash flow provided by operations
 Net income (loss)                                     $  21,665      $  (6,236)
  Depreciation, depletion and amortization                15,608         17,741
  Impairment of oil and gas properties                     3,063              -
  Amortization of deferred charges                           193            196
  Amortization of premium on marketable securities             -             29
  Dry hole costs                                           1,929          3,823
  Decrease in accounts receivable                          3,687          2,497
  (Increase) decrease in prepaid expenses and
   other current assets                                   (1,194)           495
  (Increase) in deferred charges                            (104)             -
  Increase in accounts payable and accrued expenses       16,412          3,719
  (Gain) loss on sale of properties                         (107)            68
                                                      -----------    -----------
 Net cash flow provided by operations                     61,152         22,332
                                                      -----------    -----------
 Cash from investing activities
  Payments for capital expenditures                      (23,207)       (27,275)
  Sales and maturities of marketable securities                -         10,216
  Investment in marketable securities                          -           (597)
  Notes receivable - S-Sixteen Holding Company                 -         (7,250)
  Principal repayments - S-Sixteen Holding Company         1,253            485
  Proceeds from property sales                               245            289
                                                      -----------    -----------
 Net cash used in investing activities                   (21,709)       (24,132)
 Cash from financing activities
  Proceeds from notes payable                              3,800          7,000
  Payments on notes payable                                 (100)        (1,000)
  Common stock issued                                        444              -
  Repurchase common stock                                      -         (3,465)
                                                      -----------    -----------
 Net cash provided by financing activities                 4,144          2,535
                                                      -----------    -----------
Net increase (decrease) in cash and cash equivalents      43,587            735
 Cash and cash equivalents at beginning of period          4,552          2,997
                                                      -----------    -----------
Cash and cash equivalents at end of period             $  48,139      $   3,732
                                                      ===========    ===========

               See accompanying Notes to Financial Statements.


Note 1 - Basis of Presentation

     Remington Oil and Gas Corporation ("Remington"), is an independent oil and gas exploration and production company incorporated in Delaware. Our oil and gas properties are located in three areas, offshore Gulf of Mexico, Mississippi/Alabama, and onshore Gulf Coast. We use the "Successful-Efforts" method of accounting for oil and gas properties as opposed to the "Full Cost" method. The primary differences between the two methods is that we record dry hole costs, seismic expenses and other prospecting costs as exploration expenses when incurred and we amortize capital costs on a property by property basis rather than one pool of total capitalized costs.

     We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements may not include all disclosures required by generally accepted accounting principles. We have, however, recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring.

     The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first nine months of 1998. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 1997 annual report. Finally, the income statements for the three and nine months ended September 30, 1998, can not necessarily be used to project results for the full year.

Note 2 - Proposed Transaction

     S-Sixteen Holding Company owns 1,840,525 shares (approximately 57%) of our Class A (Voting) Common Stock and 88,668 shares of our Class B (Non-Voting) Common Stock. A subsidiary of S-Sixteen Holding Company owns 205,975 shares of our Class B (Non-Voting) Common Stock. Mr. J. R. Simplot controls the parent entity of S-Sixteen Holding Company. Mr. Simplot also owns 2,846,000 additional shares of the Class B (Non-Voting) Common Stock of Remington. On June 22, 1998, we executed an Agreement and Plan of Merger with S-Sixteen Holding Company under which it will merge into us and we will be the surviving corporation. In addition, if the transaction is approved, we will convert our two classes of common stock into a single class of common stock, all the shares of which will be entitled to one vote. We will hold a special meeting for all shareholders to vote on the proposed transaction. If the transaction is approved the following will occur:

     The holders of the Class A (Voting) Common Stock, excluding S-Sixteen Holding Company, receive 1.15 shares of the new voting common stock for each share of Class A Stock presently owned.

     The holders of the Class B (Non-Voting) Common Stock, excluding S-Sixteen Holding Company, will receive 1 share of the new voting common stock for each share of Class B Stock presently owned.

     The sole stockholder of S-Sixteen Holding Company will receive 2,785,028 shares of the new common stock and warrants to purchase up to 300,000 additional shares of the new common stock in exchange for all of the outstanding common stock of S-Sixteen Holding Company. The outstanding common stock of S-Sixteen Holding Company will be canceled and S-Sixteen Holding Company will be merged into Remington.

     The 1,840,525 shares of Class A (Voting) Common Stock of Remington and the 88,668 shares of Class B (Non-Voting) Common Stock of Remington owned directly by S-Sixteen Holding Company will be canceled.

     The note receivable to Remington from S-Sixteen Holding Company, as discussed in Note 4 - Note Receivable S-Sixteen Holding Company, will be canceled. A note and accrued interest payable by S-Sixteen Holding Company to its sole shareholder will be contributed to additional paid in capital.

     The assets of S-Sixteen Holding Company that will remain after its Remington common stock is canceled, primarily include two subsidiary corporations, CKB Petroleum, Inc. and CKB & Associates, Inc. We will acquire control of these subsidiaries. CKP Petroleum, Inc. owns an undivided interest in the pipeline that transports our oil production from the South Pass complex to Venice, Louisiana. The transportation expense that we pay to CKB Petroleum, Inc. is discussed in Note 6 - Related Party Transactions. CKB & Associates owns a small oil and gas property and 205,975 shares of our non-voting common stock. As part of the proposed transaction, the 205,975 shares of our non-voting common stock will be exchanged for 205,975 shares of the new voting common stock.

     CKB Petroleum, Inc. and CKB & Associates, Inc. each have two minority shareholders who together own approximately 5.9% of the common stock. These two shareholders have brought litigation against S-Sixteen Holding Company, CKB Petroleum, Inc. and CKB & Associates, Inc. Upon consummation of this proposed transaction, we will assume the defense of this litigation.

Note 3 - Termination of Gas Sales Contract

     On July 31, 1998, we executed an agreement with Texas Eastern Transmission Corporation to terminate our South Pass Block 89 gas sales contract. The termination was effective June 30, 1998, and as of July 1, 1998, we began selling all gas produced from this block at spot market prices. We received $49.8 million in cash and agreed to release Texas Eastern Transmission Corporation from the gas purchase contract, including the gas substitution and indemnification rights, as well as related indemnification and other obligations that had been in effect under a 1990 settlement agreement between Texas Eastern Transmission Corporation and us.

     For the first six months of 1998, under the gas sales contract, which was to expire in July 2002, we received $12.38 per Mcf for gas produced from the southern portion of South Pass Block 89 and $6.83 per Mcf for gas produced from the northern portion of the block. These prices were to escalate 10% each year. During the first six months of 1998, we received approximately $5.8 million more for the gas sold at the contract price compared to the same gas if sold at spot market prices. For the last six months of 1998, we estimate that the difference would have been approximately $4.3 million.

     When significant events such as this occur, the accounting rules for impairment of long-lived assets require us to compare the estimated future net revenue to the remaining net capital costs. If the remaining net capital costs exceed the future net revenue, then we record an impairment expense equal to the difference between the remaining net capital cost and the fair value of the asset. Because of the reduction in the estimated future gas revenue from this property, we recorded a $2.5 million impairment expense in the third quarter.

Note 4 - Note Receivable S-Sixteen Holding Company

     In May we extended the maturity date of the note receivable from S-Sixteen Holding Company from May 29, 1998, to November 29, 1998. The balance on September 30, 1998, was $4.9 million. This note receivable will be canceled if the proposed transaction described in Note 2 - Proposed Transaction is approved. However, the Agreement and Plan of Merger requires S-Sixteen Holding Company to continue to make payments until the proposed transaction is effective.

     The terms of the note receivable require S-Sixteen Holding Company to make monthly installment payments of principal and interest totaling $100,000. The interest rate is equal to the prime rate of Chase Bank of Texas, N.A. plus 1% through November 29, 1997, when the rate escalates monthly by 0.1% over the previous month's rate. S-Sixteen Holding Company has pledged its 1.8 million shares of Remington Class A (Voting) Common Stock, 800,000 shares of CKB Petroleum, Inc. common stock and 800,000 shares of CKB & Associates, Inc. common stock as collateral.

Note 5 - Notes Payable

     We currently have $38.4 million of 8 1/4% Convertible Subordinated Notes outstanding. These notes mature December 1, 2002, and are convertible at $11.00 per share into shares of Class B (Non-Voting) Common Stock by the note holders any time before they mature. We pay interest semiannually on June 1 and December 1.

     If the proposed transaction discussed in Note 2 is approved, it will cause a "change in control" under the indenture governing the 8 1/4% Convertible Subordinated Notes. The "change in control" occurs because the current holders of our voting common stock immediately prior to the effective date of the proposed transaction will no longer hold a majority of the new common stock, all of which will be entitled to vote, issued as a result of the transaction. The "change in control" provision requires that we make an offer to purchase all of the outstanding notes at 100% of the principal amount plus accrued interest. We must make this offer to purchase within 15 business days after the "change in control" and within 40 business days after the "change in control," pay for any notes delivered.

     We renewed and extended our bank line of credit in September. The new line of credit has a borrowing base of $15.0 million that will increase to $20.0 million if less than $10.0 million of the 8 1/4% Convertible Subordinated Notes are delivered by the note holders pursuant to the offer to purchase as discussed in the preceding paragraph. The line of credit expires on March 31, 2000. The borrowing base can be increased or decreased based on our success in increasing oil and gas reserves.

Note 6 - Related Party Transactions

     Under both applicable law and a resolution by our board of directors, transactions with related parties must be approved by the board of directors, be fair and reasonable, and be on terms no less favorable than can be obtained from an unrelated party in an arm's-length transaction.

     We pay $2.75 per barrel to CKB Petroleum Inc., a subsidiary of S-Sixteen Holding Company, for each barrel of oil that CKB Petroleum, Inc. transports for us from the South Pass Area blocks in the Gulf of Mexico, to Venice, Louisiana. The pipeline tariff, or rate per barrel, is published with the Federal Energy Regulatory Commission and is the same rate offered by unrelated parties. In connection with these transportation services, we recorded amounts payable to CKB Petroleum, Inc. as follows:

          Three months ended September 30,
               1998                                $    612,000
               1997                                $    777,000
          Nine months ended September 30,
               1998                                $  2,318,000
               1997                                $  2,383,000


     Interest and principal payments received on the note receivable from S-Sixteen Holding Company, discussed in Note 4 - Note Receivable S-Sixteen Holding Company, were as follows:


                                            Interest       Principal
                                             Income         Payments
                                         ------------    -------------
     Three months ended September 30,
        1998                              $  173,000      $   370,000
        1997                              $  166,000      $   134,000
     Nine months ended September 30,
        1998                              $  420,000      $ 1,253,000
        1997                              $  271,000      $   485,000

     We recorded the following executive search fees payable to Preng and Associates, Inc., an entity controlled by a member of our Board of Directors.

     Nine months ended September 30,
        1998                                              $    40,000
        1997                                              $    76,000

     In September 1997, we recorded $1.9 million payable to Mr. Simplot and $100,000 payable to Mr. James Arthur Lyle for attorneys' fees in connection with the settlement of the Griffin et al. v. Box et al. litigation. Mr. Simplot controls S-Sixteen Holding Company and Mr. Lyle is a member of our Board of Directors.

Note 7. Contingencies

Phillips Petroleum Case

     We are engaged in litigation with Phillips Petroleum Company concerning the Net Profits interest in South Pass Block 89. In this dispute, Phillips contends that pursuant to its 33% Net Profits interest in South Pass Block 89, it was entitled to receive an overriding royalty for months in which "net profits" were not achieved; that an excessive oil transportation fee was being charged to the Net Profits account; and that the entire $69.6 million cash payment that had been received by OKC Limited Partnership (our predecessor) from the 1990 settlement of previous litigation between Texas Eastern and us, should have been credited to the Net Profits account instead of the $5.8 million that was credited. On the latter claim, Phillips seeks to receive in excess of $21.5 million, while on the first two claims Phillips alleged aggregate damages of several million dollars. In addition, Phillips, under the Louisiana Mineral Code, is seeking double damages and cancellation of the farm-out agreement that created the Net Profits interest. We denied Phillips' claims and defended ourselves during a non-jury trial in April 1997. At trial we asserted a counterclaim that Phillips had breached a settlement agreement regarding previous litigation, and we sought to recover damages in excess of $10.0 million.

     On August 18, 1998, we received a ruling from the court in the litigation. In its ruling, the court awarded Phillips $1.6 million plus interest for its overriding royalty claim and $9.3 million plus interest for its claim on the 1990 settlement. The trial court dismissed Phillips' claim of excessive transportation charges and its claims for double damages and lease cancellation. The trial court also dismissed our counterclaim. On October 23, 1998, the trial court finalized its judgment. We believe that the judgment including interest will be between $17.0 million and $18.0 million. We have filed notice of our intent to appeal the adverse portions of the judgment. The trial court has required that we post a bond in order to prevent Phillips from executing on the judgment pending appeal. The amount of the bond is $11.0 million, 50% of which is collateralized by cash. During the pendency of the appeal, simple interest will continue to accrue on the $10.9 million judgment. Phillips has also filed notice to appeal all aspects of the judgment except the counterclaim.

     In connection with the proceeds from the termination of the Texas Eastern gas sales contract, we filed a declaratory judgment action against Phillips in federal district court in Dallas, Texas. In this action we asked the court to declare that none of the $49.8 million we received from the contract termination is owed to Phillips under the farm-out agreement. In existing litigation in Collin County, Texas, addressing the same issues that have been adjudicated by the Louisiana court, Phillips has filed a counterclaim asserting that the proceeds of the termination agreement should be credited to the Net Profits account. In response to Phillips counterclaim, we have filed an amended petition seeking a declaratory judgment that the termination proceeds need not be credited to the Net Profits account. Certain possible outcomes of our current litigation with Phillips Petroleum Company or our declaratory judgment action could have a material adverse effect on Remington.

     In connection with the judgment, and in accordance with Statement of Financial Accounting Standards No. 5 entitled "Accounting for
Contingencies," we recorded $18.0 million as an expense in August 1998. This amount includes both the awards by the trial court and the estimated interest on those awards through September 30, 1998.

Other Contingencies

     The Company is not a party to any material pending legal proceedings other than the foregoing.

Note 8. Comprehensive Income

     Effective January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130 entitled "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income and its components. For the three and nine months ended September 30, 1998 and 1997, comprehensive income includes net income (loss) and unrealized gains on marketable securities. The impact of adopting the Statement is as follows:


                           Three Months Ended      Nine Months Ended
                              September 30,           September 30,
                           --------------------    -------------------
                            1998        1997        1998        1997
                           --------   ---------    --------   --------
Net income (loss)          $ 24,816   $ (7,581)    $ 21,665   $(6,236)
Unrealized gain on
  marketable securities           -         58            -       112
                           --------   ---------    --------   --------
Net comprehensive income
  (loss)                   $ 24,816   $ (7,523)    $ 21,665   $(6,124)
                           ========   =========    ========   ========

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

     Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy, and financial condition before we make any forward-looking statements, but we can not guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development and acquisition expenditures as well as expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information of known facts and trends. In addition, we believe that the proposed transaction to acquire S-Sixteen Holding Company and convert to one class of common stock, as discussed below, will be approved by the shareholders.

     This discussion is primarily an update to the Management's
Discussion and Analysis of Financial Condition and Results of
Operations included in the 1997 Form 10-K. We recommend that you read this discussion in conjunction with the Form 10-K as well as the Forms 10-Q filed for the first and second quarters of 1998.

     Our long-term strategy is to increase shareholder value by economically increasing reserves, production, and cash flow on an annual basis. Our capital expenditures, financed primarily by operating cash flow and bank debt, will be balanced between exploration, development and acquisitions. In addition, during the last year we have also concentrated on lowering our costs and expenses to be in line with our industry peers and we have made an effort to end the litigation that has characterized this company for the last several years.

     Since 1982, we have had a long-term gas sales contract covering gas sales from South Pass Block 89. The contract was to expire in July 2002. We entered into the contract with Texas Eastern Transmission Corporation during a time when natural gas supplies were scarce. Over time as natural gas supplies became more abundant, we continued to receive the contract price for our gas production from this block, even though such price was by then substantially higher than the market price. In 1989 Texas Eastern Transmission Corporation sued us alleging termination of the contract. In 1990 we settled this litigation and received $69.6 million as part of the settlement. The contract continued to be in effect, although the new contract price was reduced to approximately one-half of the original contract price. These prices, however, escalated 10% each year. In 1998, under the contract, we received $12.38 per Mcf for gas produced from the southern portion of the block and $6.83 per Mcf for gas produced from the northern portion of the block.

     On July 31, 1998, we executed an agreement with Texas Eastern Transmission Corporation to terminate this gas sales contract. The termination was effective June 30, 1998, and as of July 1, 1998, we began selling all gas produced from this block at spot market prices. We received $49.8 million in cash and agreed to release Texas Eastern Transmission Corporation from the contract, including the gas substitution and indemnification rights, as well as related indemnification and other obligations that had been in effect under the 1990 settlement agreement between Texas Eastern and us.

     During the first six months of 1998, we received approximately $5.8 million more for the gas sold at the long-term contract price compared to the same gas if sold at spot market prices. For the last six months of 1998, we estimate that the difference would have been approximately $4.3 million.

     Phillips Petroleum Company owns a Net Profits interest created in 1977 by a farm-out agreement covering South Pass Block 89. Since
1981, except for brief periods of time, there has been litigation brought by Phillips against us over the Net Profits interest. Since the inception of the farm-out we have paid Phillips Petroleum Company $100.5 million related to the Net Profits interest and overriding royalty. We have tried numerous times to settle this litigation equitably, but so far we have been unsuccessful in our attempts to reach an agreement. Our goal is to settle or dispose of this litigation in a manner that would prevent any future litigation. We will, however, vigorously defend ourselves against all litigation that Phillips Petroleum Company brings against us. We believe, and the Louisiana court has ruled, that under the farm-out agreement Phillips can look only to actual production for determination of its Net Profits interest.

     In this latest litigation, Phillips contends that pursuant to its 33% Net Profits interest in South Pass Block 89, it was entitled to receive an overriding royalty for months in which "net profits" were not achieved; that an excessive oil transportation fee was being charged to the Net Profits account; and that the entire $69.6 million cash payment that had been received by OKC Limited Partnership (our predecessor) from the 1990 settlement of previous litigation between Texas Eastern and us, should have been credited to the Net Profits account instead of the $5.8 million that was credited. On the latter claim, Phillips seeks to receive in excess of $21.5 million, while on the first two claims Phillips alleged aggregate damages of several million dollars. In addition, Phillips, under the Louisiana Mineral Code, is seeking double damages and cancellation of the farm-out agreement that created the Net Profits interest. We denied Phillips' claims and defended ourselves during a non-jury trial in April 1997. At trial we asserted a counterclaim that Phillips had breached a settlement agreement regarding previous litigation, and we sought to recover damages in excess of $10.0 million.

     On August 18, 1998, we received a ruling from the court in the litigation. In its ruling, the court awarded Phillips $1.6 million plus interest for its overriding royalty claim and $9.3 million plus interest for its claim on the 1990 settlement. The trial court dismissed Phillips' claim of excessive transportation charges and its claims for double damages and lease cancellation. The trial court also dismissed our counterclaim. On October 23, 1998, the trial court finalized its judgment. We believe that the judgment including interest will be between $17.0 million and $18.0 million. We have filed notice of our intent to appeal the adverse portions of the judgment. The trial court has required that we post a bond in order to prevent Phillips from executing on the judgment pending appeal. The amount of the bond is $11.0 million, 50% of which is collateralized by cash. During the pendency of the appeal, simple interest will continue to accrue on the $10.9 million judgment. Phillips has also filed notice to appeal all aspects of the judgment except the counterclaim.

     In connection with the judgment, and in accordance with Statement of Financial Accounting Standards No. 5 entitled "Accounting for Contingencies," we recorded $18.0 million as an expense in the third quarter of this year. This amount includes both the awards by the trial court and the estimated interest on those awards through September 30, 1998.

     In connection with the proceeds from the termination of the Texas Eastern gas sales contract, we filed a declaratory judgment action against Phillips in federal district court in Dallas, Texas. In this action we asked the court to declare that none of the $49.8 million we received from the contract termination is owed to Phillips under the farm-out agreement. In existing litigation in Collin County, Texas, addressing the same issues that have been adjudicated by the Louisiana court, Phillips has filed a counterclaim asserting that the proceeds of the termination agreement should be credited to the Net Profits account. In response to Phillips' counterclaim, we have filed an amended petition seeking a declaratory judgment that the termination proceeds need not be credited to the Net Profits account. Certain possible outcomes of our current litigation with Phillips Petroleum Company or our declaratory judgment action could have a material adverse effect on Remington.

     In June of this year we entered into a merger agreement with S-Sixteen Holding Company. The event is significant because, if the transaction is approved by the shareholders at the special meeting, all owners of Remington common stock will thereafter have the right to vote. The transaction is structured so that a new class of voting common stock will be exchanged for the two classes of common stock currently outstanding, and we will acquire certain assets and assume certain liabilities of S-Sixteen Holding Company. At the special meeting, the two classes of common stock, Class A (Voting) Common Stock and Class B (Non-Voting) Common Stock, will vote as separate classes on the proposed transaction. One of the subsidiaries of S-Sixteen Holding Company that we will acquire is CKB Petroleum, Inc. CKB Petroleum, Inc. owns an undivided interest in the pipeline that transports our oil production from four of our offshore properties to Venice, Louisiana. We project that the acquisition of CKB Petroleum, Inc. will have a positive effect on our future net income and cash flow from operations.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 entitled "Disclosures about Segments of an Enterprise and Related Information." This Statement, which will be effective for years ending December 31, 1998, establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas, and major customers. This Statement is not anticipated to have a material impact on our financial disclosures.

Liquidity and Capital Resources

     Our balance sheet liquidity increased significantly during the third quarter after we received $49.8 million from the termination of our long-term gas contract. At September 30, 1998, current assets exceeded current liabilities by $30.2 million and the current ratio was
2.06 to 1. At December 31, 1997, current assets exceeded current liabilities by $3.0 million and the current ratio was approximately 1.2 to 1.

     Cash flow from operations for the first nine months of 1998 increased $38.8 million, or 174%, compared to the first nine months of 1997. Again, the increase relates to the cash received from the termination of the gas contract. Without the proceeds from the termination of the gas contract, cash flow from operations would have decreased by $10.6 million, or 48%. This decrease results from lower total oil prices and lower gas revenue from South Pass Block 89. The average oil prices for the first nine months of 1998 were $11.52 per barrel compared to $18.22 per barrel during the first nine months of 1997. The lower oil prices caused oil revenues to be $5.2 million lower in 1998 compared to 1997. In addition, gas sales revenue from South Pass Block 89 decreased $11.7 million during the first nine months of 1998 compared to the same period in the prior year. The decrease resulted primarily from lower gas production for the first six months and both lower production and lower gas prices during the third quarter. If the gas production during the third quarter of 1998 from South Pass Block 89 had been sold at the former contract price, gas revenues would have been approximately $2.1 million higher.

     Throughout the year, the Company has financed capital expenditures through cash flow from operations and bank debt. Capital expenditures through September 30, 1998, were 15% lower because we delayed certain drilling operations due to lower oil prices and the resulting lower net cash flow from operations. We incurred $20.5 million for drilling and completion costs during the first nine months of 1998. Acquisitions of proved and unproved properties totaled $2.7 million during the first three quarters of 1998.

     We have committed to a $7.7 million acquisition of 10 blocks in the Gulf of Mexico. Our interest will vary from 5% to 100% with all of the properties being non-operated. Unaudited reserves are approximately 7 Bcf, and current net daily production totals 4.5 MMcf per day. We anticipate that additional production will begin in December. Additional drilling and exploration opportunities exist on these blocks. Our budget includes an additional $5.0 million for drilling and other capital expenditures for the fourth quarter of 1998, although some of the planned expenditures may be delayed.

     We currently have $38.4 million of the 8 1/4% Convertible Subordinated Notes outstanding. If the proposed merger transaction with S-Sixteen Holding Company, discussed above, is approved, it will cause a "change in control" as it is defined in the indenture governing these notes. The "change in control" occurs because the holders of a majority of our voting common stock immediately prior to the effective date of the proposed transaction will no longer hold a majority of the voting stock after the proposed transaction becomes effective. As a result of the "change in control," we would be required to make an offer to purchase all of the outstanding notes at 100% of the principal amount plus accrued interest. We must offer to purchase the notes within 15 business days of the "change in control" and within 40 business days after the "change in control," purchase any notes delivered.

     We renewed and extended our line of credit in September. The new line of credit has a borrowing base of $15.0 million that will increase to $20.0 million if less than $10.0 million of the 8 1/4% Convertible Subordinated Notes are delivered by the note holders pursuant to the offer to purchase as discussed in the preceding paragraph. The line of credit expires March 31, 2000. The borrowing base can be increased or decreased based on our success in adding oil and gas reserves.

     The year 2000 issue relates to computer programs being written with two digits rather than four to define the applicable year.
Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 instead of 2000 or not at all. This inability to recognize or properly treat the year 2000 may cause a breakdown of both information technology and non-information technology systems and cause these systems to process critical financial and operational information incorrectly. We have assessed and continue to assess the year 2000 issue and its impact on us, our partners, suppliers, vendors and customers. The year 2000 issue has a potential impact on us in several areas including, among others, the ability to be paid for our oil and gas production, the operations of the producing properties in which we hold an interest, the ability to pay our vendors and suppliers and the management of our financial assets including cash and securities held with financial institutions.

     We currently receive payment for the majority of our oil and gas production from two sources. While these two sources are currently studying the year 2000 issue in order to develop systems to prevent problems in payment processing, they have informed us that manual backup systems exist so that even in the event that the computer software fails, such failure would not result in a material delay in receiving payment for oil and gas production.

     At the present time, we do not operate any of our oil and gas properties. Therefore, we have not developed contingency plans relating to the year 2000 issue in connection with the operation of these properties. The operators of these properties are, however, studying the year 2000 issue in connection with both the information technology and non-information technology aspects of operating the oil and gas properties. These operators have informed us that they will develop systems sufficient to address any problems that may arise. In addition the operators have informed us that manual back-up systems exist in the event the computer software fails to adequately address any problems. If we do act as operator in the future of any oil or gas property, we anticipate that we will provide for adequate systems to address any year 2000 issue.

     We have assessed our current oil and gas accounting system and network operating software and have determined that they are year 2000 compliant. In the event that the network operating system fails due to a year 2000 problem, we believe that our accounting system can operate on a stand alone basis. We do not believe that the year 2000 issue will materially affect our ability to pay our vendors and suppliers or track our assets in the custody of financial institutions.

Results of Operations

     The following table summarizes oil and gas production and average prices for the three and nine months ended September 30, 1998 and 1997.

                         Three Months Ended          Nine Months Ended
                            September 30,              September 30,
                         ------------------          ------------------
                           1998       1997             1998       1997
                         --------   --------         --------   -------
Production
    Oil MBbls                270        296              964        853
    Gas MMcf               1,262      1,597            5,029      5,535
Average Prices
    Oil (per barrel)     $ 10.36    $ 16.90          $ 11.52    $ 18.22
    Gas (per Mcf)        $  2.28    $  4.65          $  3.50    $  5.21

     Oil revenue for the third quarter of 1998 decreased $2.2 million because of lower pricing and production when compared to the third quarter of 1997. The $6.54 decrease in average prices caused oil revenue to be $1.7 million lower, while the 26,000 barrel decrease in production caused oil revenue to be $500,000 lower. A decrease in oil production of 49,000 barrels from South Pass resulted from natural depletion and from the loss of about 17 days of production caused by four shut-ins due to hurricanes in September of this year. New production from Eugene Island Block 135, West Cameron Block 170, and onshore gulf coast properties offset the decline from South Pass by 23,000 barrels.

     Oil revenue for the nine months ended September 30, 1998, decreased $4.4 million because of a $6.70, or 37%, decrease in prices, partially offset by an 111,000-barrel increase in oil production. The lower prices caused oil revenue to be $6.4 million lower. Oil production increased by 13% because of the new properties located in all three areas of concentration.

     Gas revenue for the third quarter of 1998 was $4.6 million lower due to a 335,000 Mcf decrease in gas production and a $2.37 decrease in the average price received. A decrease in gas production of 686,000 Mcf from South Pass resulted from natural depletion and from four shut-ins caused by hurricanes in September of this year. We partially offset the decrease from the South Pass blocks with new production from Eugene Island Block 135 and properties purchased in the onshore gulf coast area. Lower average prices, which occurred primarily as a result of the termination of the gas contract on South Pass Block 89, caused gas revenues to be $3.0 million lower.

     Gas revenue for the first nine months of 1998 was $11.2 million lower than the first nine months of 1997, primarily due to the lower production from South Pass Block 89 in 1998 compared to the prior year. We sold gas from this block at an average price of $8.99 per Mcf in 1997. In 1998, however, production from this block was 1,035,000 Mcf lower during the first nine months of the year causing a decrease in gas revenue of approximately $9.3 million. The decrease in the average gas selling price was due primarily to the termination of the gas contract. This average price decrease, partially offset by increased gas production from properties other than South Pass Block 89, accounted for the remaining decrease in gas revenue.

     Other income increased primarily because of the $49.8 million received from the termination of the gas sales contract. Operating costs increased during the third quarter and first nine months of 1998 compared to the third quarter and first nine months of the prior year because the number of our producing properties has increased significantly.

     Net Profits expense decreased by 81% in the third quarter of 1998 compared to the third quarter of 1997 and by 48% for the first nine months of 1998 compared to the same nine months of 1997. The decrease is another result of the termination of the gas contract on South Pass Block 89, which decreased the gas revenue credited to the Net Profits account.

     We recorded the $2.5 million impairment charge for South Pass Block 89 Platform B in the third quarter of 1998 because the termination of the gas sales contract caused us to evaluate our ability to recover the remaining net capital costs of the property after the reduction in prices.

     In connection with the August 1998 judgment issued in our litigation with Phillips Petroleum Company, and in accordance with Statement of Financial Accounting Standards No. 5 entitled "Accounting for Contingencies," we recorded an $18.0 million expense in August of this year. This amount includes both the damage award by the trial court and estimated interest on the award.

     We have reduced general and administrative expense by 42% in the third quarter of 1998 compared to the third quarter of 1997 and by 34% for the first nine months of 1998 compared to the same period in the prior year. The decrease in general and administrative expense has been primarily from reduced salaries and payroll expense, rent expense, and professional services fees. Legal expenses have decreased because of the reduction in expense associated with defending the Phillips Petroleum Company litigation and the settlement of other litigation.

     Reorganization expense for 1997 includes payments to employees under employee severance agreements and legal fees or other charges that relate to or were paid because of the purchase of S-Sixteen Holding Company (formerly Box Brothers Holding Company) by Mr. Simplot in August 1997. We recorded the following as reorganization costs: employee severance payments $3.6 million, Thomas D. Box severance and legal claims and fees $1.2 million, Mr. Simplot and Mr. Lyle $2.0 million and other associated expenses $300,000.

     Interest expense is 23% lower for the third quarter of 1998 compared to the third quarter of 1997 and 19% lower for the first nine months of 1998 compared to the same period last year. Interest expense is lower because of the repurchase by the Company of $16.7 million of the outstanding 8 1/4% Convertible Subordinated Notes in October 1997. The lower interest expense that resulted from the retirement of the notes was partially offset by increased interest expense on the increased balance of the bank line of credit outstanding for the third quarter and first nine months of 1998.

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

   27        Financial Data Schedule

 (b)  We filed a Form 8-K on September 4, 1998.

------------
   *     Incorporated by reference to the Company's Registration
Statement on Form S-2 (file number 33-52156) filed with the Commission and effective on December 1, 1992.

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

                                  REMINGTON OIL AND GAS CORPORATION



Date:     November 12, 1998       By:  (James A. Watt)
          -----------------            --------------------------------
                                  James A. Watt
                                  President and Chief Executive Officer



Date:     November 12, 1998       By:  (J. Burke Asher)
          -----------------            --------------------------------
                                  J. Burke Asher
                                  Vice President/Finance