Form 10-K
period 1998-12-31
REMINGTON OIL & GAS CORP
filed 1999-03-30
CIK 874992

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

        (MARK ONE)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 210-2650

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------              -----------------------------------------

COMMON STOCK, $0.01 PAR VALUE                PACIFIC EXCHANGE, INC.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

         THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 24, 1999, WAS $71,160,343. ON THAT DATE, THE NUMBER OF OUTSTANDING SHARES, $0.01 PAR VALUE, WAS 21,453,453.

         REGISTRANT'S REGISTRATION STATEMENT FILED ON FORM S-2 EFFECTIVE DECEMBER 1, 1992 FOR ITS 8 1/4% CONVERTIBLE SUBORDINATED NOTES IS INCORPORATED BY REFERENCE IN PART IV OF THIS FORM 10-K.

         REGISTRANT'S REGISTRATION STATEMENT FILED ON FORM S-4 EFFECTIVE NOVEMBER 27, 1998, IS INCORPORATED BY REFERENCE IN PART IV OF THIS FORM 10-K.

                                   FORM 10-K

                       REMINGTON OIL AND GAS CORPORATION
                               Table of Contents

PART I........................................................................3

   ITEM 1.  BUSINESS..........................................................3

   ITEM 2.  PROPERTIES........................................................5

   ITEM 3.  LEGAL PROCEEDINGS.................................................8

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............8




PART II.......................................................................9

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS...........................................................9

   ITEM 6.  SELECTED FINANCIAL DATA..........................................10

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS............................................11

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......16

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................17

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.........................................37




PART III.....................................................................37

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............37

   ITEM 11. EXECUTIVE COMPENSATION...........................................40

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...49

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................50




PART IV......................................................................52

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..52

PART I

ITEM 1. BUSINESS.

General

         Remington Oil and Gas Corporation began in 1981 as OKC Limited Partnership. In 1992, we converted the limited partnership to a corporation named Box Energy Corporation. The company changed its name in December 1997, to Remington Oil and Gas Corporation. We are incorporated in Delaware, and our executive offices are located at 8201 Preston Road, Suite 600, Dallas, Texas 75225-6211 (telephone number 214/210-2650). The company employed 20 people on December 31, 1998.

Long-term Strategy

         Our long-term strategy to increase shareholder value involves increasing our oil and gas reserve base by finding, developing or acquiring more oil and gas reserves than we produce each year. In addition to adding reserves, our long-term strategy also includes increasing production each year through our development drilling operations. It is essential to the success of the long-term strategy that our finding and development costs be competitive with our industry peers. It is also important, especially during a period of low oil and gas prices, that our balance sheet remains strong so that we can complete our exploration, development and acquisition activity. In 1997, we replaced 129% of our production and increased our oil and gas reserves by 6% to
10.5 million barrels of oil equivalents. In 1998, we replaced 264% of our production and increased our reserve base by 3.8 million barrels of oil equivalents, or 36%. In determining barrels of oil equivalents, we convert gas reserves or production at a ratio of six Mcf to one barrel.

Operations and Risks Involved in Exploration, Development and Production

         Our primary business operation is the exploration, development and production of oil and gas reserves in the offshore Gulf of Mexico and onshore Gulf Coast areas. Our geophysical and geological staff identifies prospects in the core areas primarily by using 3-D technology. We then attempt, along with various industry partners, to acquire a leasehold interest in properties that merit further exploration. After acquiring a leasehold interest, the company drills an exploratory well. Positive results from the exploratory well may lead to additional exploration or development of the property. In addition, the company purchases properties with existing oil and gas reserves and production for further exploration, development or exploitation. Remington sells the oil and gas production from the properties and reinvests the net cash flow from operations in its exploration, development and acquisition activities.

         Exploration, development and production operations involve a high degree of risk. Unprofitable efforts may result from drilling dry holes or from drilling marginally productive wells that do not produce enough oil or gas to return a profit on the amount invested in a well or property. Although we use 3-D seismic data or other technology to identify and define the parameters of drilling prospects, there is no guarantee that such technology will lead to successful results. Much of our success depends upon the abilities and experience of our management and technical personnel. Additional operating risks include mechanical failure, title risks, blowouts, environmental pollution, and personal injury. We maintain general liability insurance and insurance against blowouts, redrilling, and certain other operating hazards, including certain pollution risks. An uninsured loss or liability, or a loss that exceeds the limits of our insurance, could adversely affect our financial condition.

Operating Agreements

         We typically own interests in oil and gas properties subject to joint operating agreements. Although we have typically been a non-operator, we anticipate operating many of our properties in the future to maintain control over timing and amount of capital expenditures. Many of the agreements grant the operator a lien on our interest to secure payment of our share of expenses.

Competition in the Oil and Gas Industry

         Remington faces competition from large integrated oil and gas companies, independent exploration and production companies, private individuals and sponsored drilling programs. We compete for operational, technical and support staff, options and/or leases on prospective oil and gas properties, and sales of products from developed properties. Many of the competitors have significantly more financial, personnel, technological, and other resources available. In addition, some of the larger integrated companies may be better able to respond to industry changes including price fluctuations, oil and gas demands, and governmental regulations.

Markets for Oil and Gas Production

         We sell our oil and gas production at posted market prices, spot market indices, or prices derived from the posted price or index. Purchasers modify the price for quality, refined product yield, geographical proximity to refineries, and availability of transportation facilities. Oil and gas prices fluctuate significantly over time because of changes in supply and demand, changes in refinery utilization, levels of economic activity throughout the country, seasonal or extraordinary weather patterns, and political developments throughout the world.

         We use an independent third party to sell a significant portion of our gas production from the Gulf of Mexico. The revenue from the sale of gas by this marketing company accounted for approximately 53% of our total gas revenue in 1998. In addition, we sold approximately 72% of our total oil production to one company during the year, which accounted for approximately 75% of our total oil revenues in 1998.

         Before July 1998, we sold our gas production from South Pass block 89 under a long-term contract. Effective July 1, 1998, we terminated this contract and received $49.8 million for the termination. Because of this termination the average price received for gas produced from this block decreased by $6.55 per Mcf, which reduced our total gas revenues $3.7 million for the remainder of 1998.

Governmental Regulation of Oil and Gas Operations and Environmental Regulations

         The federal government and the various state governments have issued numerous regulations that affect our oil and gas operations. Current regulations are constantly reviewed at the same time that new regulations are being considered and implemented. This regulatory burden upon the oil and gas industry increases the cost of doing business and consequently affects profitability. In addition, because we hold federal leases, the federal government requires us to comply with numerous additional regulations that focus on government contractors. These regulations also increase the company's general and administrative costs.

         State regulations relate to virtually all aspects of the oil and gas business including drilling permits, bonds and operation reports. In addition, many states have regulations relating to pooling of oil and gas properties, maximum rates of production, and spacing and plugging and abandonment of wells.

         Our oil and gas operations are subject to stringent federal, state and local laws and regulations related to improving or maintaining the quality of the environment. The most significant environmental regulations include compliance with federal legislation for the Oil Pollution Act of 1990 and the Clean Water Act together with their amendments. The cost of compliance with this federal and state legislation could have a significant impact on our financial ability to carry out our oil and gas operations. The legislation and accompanying regulations could impose financial responsibility requirements, liability features, and operational requirements, which could be onerously burdensome to satisfy.

         The laws that require or address environmental remediation apply retroactively to previous waste disposal practices. In many cases, these laws apply regardless of fault, legality of the original activities, or ownership or control of sites. A company could be subject to severe fines and cleanup costs if found liable under these laws. We have never been a liable party under these laws nor have we been named a potentially responsible party for waste disposal at any site.

Recapitalization of Common Stock and Other Business Information

         In December 1998, the holders of both classes of common stock approved the merger agreement which merged S-Sixteen Holding Company into Remington. As part of that transaction, Remington's two classes of common stock were recapitalized into a single class of voting common stock. The primary asset we acquired in the merger was an undivided interest in the oil pipeline that transports our oil production from the South Pass area to onshore Louisiana.

         Except for our oil and gas leases with third parties and licenses to acquire or use seismic data, we have no material patents, licenses, franchises or concessions that we consider significant to our oil and gas operations. The nature of our business is such that we do not have any "backlog" of products, customer orders, or inventory. We have not been a party to any bankruptcy, reorganization, adjustment or similar proceeding except in the capacity as a creditor.

ITEM 2.  PROPERTIES.

         We concentrate our principal operations in two areas, the federal waters of the Gulf of Mexico and the onshore regions of the Gulf Coast. Net proved oil and gas reserves at December 31, 1998, as evaluated by Netherland, Sewell, and Associates, Inc. and Miller and Lents, Ltd., are summarized below on the following table. The Netherland, Sewell, and Associates report covers approximately 90% of the total proved reserves. In addition to the information below, we recommend that you read "Management's Discussion and Analysis of Financial Condition and Results of Operations" found on pages 11 through 16 and "Financial Statements and Notes to Consolidated Financial Statements" found on pages 17 through 36. Note 5 -- Oil and Gas Properties in our Notes to Consolidated Financial Statements provides detailed information concerning costs incurred, proved oil and gas reserves and discounted future net revenue for proved reserves.

         The quantities of proved oil and gas reserves discussed in this section include only the amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that we can commercially recover using current prices, costs, existing regulatory practices and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could significantly increase or decrease proved reserve estimates.

                                                              Net Oil     Net Gas      Pre-tax
                                                             Reserves     Reserves   Present Value
                                                              Barrels       Mcf     Discounted @10%
                                                             --------     --------  ---------------
                                                                        (In thousands)
Offshore Gulf of Mexico                                        2,853       47,710       $60,319
Onshore Gulf Coast                                             2,666        4,999         9,799
                                                               -----       ------       -------
Total                                                          5,519       52,709       $70,118
                                                               =====       ======       =======

The table below summarizes our ownership in producing wells at December 31, 1998.

                                               1998                       1997                          1996
                                       -------------------        ---------------------        -------------------------
                                        GROSS        NET           GROSS           NET           GROSS          NET
                                       -------     -------        -------         -----        ----------    -----------
Oil Wells
  Offshore Gulf of Mexico                  22        5.87             17          4.37              18           4.61
  Onshore Gulf Coast                       52       17.49             12          5.47              10           4.55
                                       ------       -----          -----         -----           -----           ----
     Total                                 74       23.36             29          9.84              28           9.16
                                       ======       =====          =====         =====           =====           ====

Gas Wells
  Gulf of Mexico                           41        5.92             10          2.46               9           2.57
  Onshore Gulf Coast                       80       14.09             78         18.24               3           0.53
                                       ------       -----          -----         -----           -----           ----
     Total                                121       20.01             88         20.70              12           3.10
                                       ======       =====          =====         =====           =====           ====

The table below summarizes our lease holding acreage at December 31, 1998.

                                                             UNDEVELOPED                            DEVELOPED
                                                  ----------------------------------    -----------------------------------
                                                      GROSS               NET               GROSS                NET
                                                  --------------     ---------------    ---------------    ----------------

Offshore                                                92,166             49,088             67,834             15,220
Onshore                                                 80,804             23,650             21,314              4,950
                                                     ---------          ---------          ---------          ---------
Total                                                  172,970             72,738             89,148             20,170
                                                     =========          =========          =========          =========

Producing Properties

         At December 31, 1998, our net pre-tax proved oil and gas reserves, as valued according to the Securities and Exchange Commission's rules and regulations were valued at $70.1 million. Our Gulf of Mexico producing properties accounted for 86% of the discounted present value and 75% of the total proved reserves. The onshore Gulf Coast producing properties accounted for 14% of the discounted present value and 25% of the total proved reserves. In 1998, the company's oil and gas production from the Gulf of Mexico accounted for 81% of the total volumes, while the onshore Gulf Coast accounted for 19%.

         We owned varying working interests in 38 offshore Gulf of Mexico blocks at December 31, 1998. We currently produce from 11 of these blocks with new production expected in the second quarter of 1999 from a 1998 gas discovery at High Island block 86. We plan additional exploratory drilling for some of our undeveloped offshore acreage in 1999.

         At December 31, 1998, we owned 28,550 net acres in the Gulf Coast areas of which 4,950 net acres were considered producing. Our Gulf Coast area properties are principally located in Mississippi and Texas. We have a substantial investment in acreage and seismic data in Nueces County, Texas, where a 110 square mile, proprietary three-dimensional seismic survey has just been completed. We plan to drill several exploratory wells in Nueces County during 1999.

         Oil and gas production from 5 offshore Gulf of Mexico blocks and two onshore Gulf Coast fields accounted for over 90% of our total production. Production from South Pass blocks 86, 87, 89, and 1 well in West Delta block 128 accounted for 72% of the total oil production and 61% of the total gas production in 1998. We own a 25% working interest in South Pass blocks 86 and 89, a 33% working interest in South Pass block 87, and a 20% working interest in the West Delta block 128 well. In 1999, we have additional development and exploratory drilling planned on South Pass block 87. Marathon Oil Company operates all four blocks. As a result of our merger with S-Sixteen Holding Company in December 1998, we acquired CKB Petroleum, Inc. CKB Petroleum owns an undivided interest in the pipeline that transports our oil production from the South Pass blocks to Venice Louisiana.

         Production from Eugene Island block 135 accounted for 22% of our total gas production and 4% of our total oil production in 1998. We discovered the Eugene Island field in 1996. Production from this field commenced in the third quarter of 1997 from two wells. In 1998, we drilled a third well into a untested fault block, which discovered hydrocarbons in three additional sands. We are currently participating in an exploratory well that will test deeper targets below the producing reservoirs. Enron Oil and Gas Company operates Eugene Island block 135. We own a 15% working interest in this block.

         Significant onshore Gulf Coast fields include our composite 66% owned Parker Creek Field located in Jones County, Mississippi. In 1998, we drilled and completed one deep exploratory and one shallow development well in the field. The Butler #5-5 well, drilled to 13,724 feet confirmed the presence of the deep Hosston field sands south of the original discovery well. A recently acquired 3-D seismic survey has identified several offset-drilling locations for both the deep and shallow producing horizons. We plan to drill additional wells in this field during 1999. Production from our onshore Texas fields contributed 8% of our total oil and 14% of our total gas production in 1998. Our primary producing interests in Texas are located in Hardin, Jaspar and Lavaca Counties. We plan additional drilling and workover operations on our Texas properties in 1999.

         In early December 1998, we acquired varying working interests in 10 offshore Gulf of Mexico blocks from Union Pacific Resources. Eight of these blocks are producing and 2 are undeveloped. We have identified additional development and exploratory opportunities on several of these blocks.

Drilling Activities

         The following is a summary of our exploration and development drilling activities for the past three years by core area:

                                  1998                           1997                            1996
                      ----------------------------- -----------------------------  ---------------------------------
                          GROSS           NET           GROSS            NET            GROSS              NET
                      ------------- --------------- ------------- ---------------  ---------------- ----------------
                       PROD.   DRY   PROD.    DRY    PROD.   DRY    PROD.    DRY    PROD.     DRY    PROD.     DRY
                      ------  ----- ------  ------- ------- ----- -------- ------  ------- -------- -------- -------
Exploratory
  Gulf of Mexico          3      -      .90   -         2      2      .30     .42      4         4      1.15     1.15
  Onshore Gulf Coast      9      7     2.72   2.13      1      5      .80    2.56      8        17      2.75     9.40
                      -----   ----   ------ ------   ----   ----   ------  ------  -----     -----    ------   ------
     Total               12      7     3.62   2.13      3      7     1.10    2.98     12        21      3.90    10.55
                      =====   ====   ====== ======   =====  ====   ======  ======  =====     =====    ======   ======

Development
  Gulf of Mexico          -      -     -       -        1      -      .25     -        -         -      -        -
  Onshore Gulf Coast      2      1      .82    .30      4      4     1.58    2.77      1         2       .94     1.87
                      -----   ----   ------ ------   ----   ----   ------  ------  -----     -----    ------   ------
     Total                2      1      .82    .30      5      4     1.83    2.77      1         2       .94     1.87
                      =====   ====   ====== ======   ====   ====   ======  ======  =====     =====    ======   ======

         We had an interest in 5 wells (1.18 net) in progress at December 31, 1998, 6 wells (2.47 net) in progress at December 31, 1997, and 4 wells (1.49 net) in progress at December 31, 1996.

Other Property and Office Lease

         We own several non-contiguous tracts of land covering approximately 7,800 surface acres in Southern Louisiana and Southern Mississippi. Outside parties lease several of the tracts for farming, grazing, timber, sand and gravel, camping, hunting and other purposes. Gross revenues from these real estate properties in 1998 totaled $233,000. We lease approximately 17,000 square feet of office space in Dallas, Texas. An amendment to our lease extended the term of the lease an additional 10 years from April 1998.

ITEM 3.  LEGAL PROCEEDINGS.

         The information required by this Item is incorporated herein by reference to Item 8. "Financial Statements and Supplementary Data." - Note 10. Notes to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On December 23, 1998, we held our annual stockholders' meeting to elect members to the company's board of directors and ratify the independent auditors for 1998. Immediately after the annual meeting we held a special meeting to approve the merger agreement between S-Sixteen Holding Company and us. The stockholders voted as follows:

                                                    ANNUAL MEETING
     ---------------------------------------------------------------------------------------------------------------
                                                                                          CLASS A COMMON STOCK
                                                                                    --------------------------------
Election of Directors                                                                  FOR                 WITHHELD
                                                                                    ----------            ----------
     Don D. Box                                                                      2,160,513               12,300
     John E. Goble, Jr.                                                              2,167,013                5,800
     William E. Greenwood                                                            2,167,013                5,800
     David H. Hawk                                                                   2,167,013                5,800
     James Arthur Lyle                                                               2,167,013                5,800
     David E. Preng                                                                  2,167,013                5,800
     Thomas W. Rollins                                                               2,167,013                5,800
     Alan C. Shapiro                                                                 2,167,013                5,800
     James A. Watt                                                                   2,167,013                5,800

Ratification of Arthur Andersen LLP as independent auditors for 1998                 2,160,013                9,200

         The members of the board of directors do not serve staggered terms of office. All directors elected at the meeting were already members of the board at the time of election. No director serving at the time of the election failed to retain his seat on the board.


                                              SPECIAL MEETING
---------------------------------------------------------------------------------------------------------------------------
                                            CLASS A COMMON STOCK                           CLASS B COMMON STOCK
                                   ----------------------------------------     -------------------------------------------
                                       FOR         AGAINST       ABSTAIN            FOR         AGAINST        ABSTAIN
                                   ------------    ----------    ----------     ------------    -----------    ------------
Approval of merger agreement
                                     2,262,728        6,201         2,880         9,307,011        49,256          67,558

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         In December 1998, we issued a new single class of voting common stock in exchange for the surrender of all of the previously outstanding voting and non-voting common stock. The new common stock trades on the NASDAQ National Market System under the symbol ROIL and on the Pacific Exchange under the symbol REM.P. Prior to this exchange of common stock, our two classes of shares traded on the NASDAQ National Market System, under the trading symbols ROILA and ROILB. During the same period, the two classes traded on the Pacific Exchange under the symbols REMA.P and REMB.P. Before we changed our name to Remington Oil and Gas Corporation in December 1997, the shares traded on the NASDAQ National Market System under the symbols BOXXA and BOXXB and on the Pacific Exchange under the symbols BXCA.P and BXCB.P. The following table sets forth the high and low last sales price per share as reported by NASDAQ for the periods indicated.

                                               COMMON STOCK             CLASS A COMMON STOCK        CLASS B COMMON STOCK
                                          ------------------------     -----------------------    -------------------------
                                            HIGH           LOW           HIGH          LOW          HIGH           LOW
                                          ----------    ----------     ----------    ---------    ----------    -----------
1999
   First Quarter through March 24            4.000         2.375           -            -             -              -
1998
   Fourth Quarter                            3.188         2.938           5.000        3.000         4.688          2.875
   Third Quarter                             -             -               6.750        3.750         5.875          3.375
   Second Quarter                            -             -               7.250        5.500         6.750          5.375
   First Quarter                             -             -               6.250        5.125         6.375          5.000
1997
   Fourth Quarter                            -             -               8.875        5.125         8.125          5.063
   Third Quarter                             -             -               9.250        6.500         8.750          6.250
   Second Quarter                            -             -               8.750        6.375         7.500          5.813
   First Quarter                             -             -              10.500        7.000         9.313          6.625

         On March 24, 1999, the last reported sales price was $3.375 per share. On that date, there were 592 stockholders of record. Our transfer agent informed us that as of this date there were also 228 stockholders of record of class A common stock and 500 stockholders of record of class B common stock who had not yet surrendered their old stock for the new common stock to which they are entitled. We have not declared or paid any cash dividends during the past seven years. Dividends are not currently restricted. However, if we pay dividends in excess of 2% of the market price per share during a calendar quarter, the conversion price of the 8 1/4% Convertible Subordinated Notes will be adjusted proportionately. The determination of future cash dividends, if any, will depend upon, among other things, our financial condition, cash flow from operating activities, the level of our capital and exploration expenditure needs, and future business prospects.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements. In addition, you should also read our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. below.

                                                      1998 (1)        1997 (2)           1996             1995           1994
                                                    -----------      -----------      ----------       ----------     ----------
                                                                 (In thousands, except prices and per share data)
Financial

     Total revenue                                   $  87,689        $  61,053        $  70,210        $  59,493      $  59,244
     Net income (loss)                               $  13,617        $ (26,790)       $  (7,662)       $   5,392      $   9,157
     Basic income (loss) per share                   $    0.67        $   (1.31)       $  (0.37)        $    0.26      $    0.44
     Diluted income (loss) per share                 $    0.66        $   (1.31)       $  (0.37)        $    0.26      $    0.44
     Total assets                                    $ 130,229        $  98,515        $ 136,599        $ 145,491      $ 135,041
     81/4% convertible subordinated notes            $  38,371        $  38,371        $  55,077        $  55,077      $  55,077
     Other indebtedness                              $   3,500        $   6,000        $      --        $      --      $      --
     Stockholders' equity                            $  59,699        $  44,287        $  74,356        $  82,047      $  75,513
   Shares outstanding
     Common stock                                       21,247               --               --               --             --
     Class A common stock                                   --            3,219            3,250            3,250          3,250
     Class B common stock                                   --           17,087           17,553           17,553         17,553
                                                     ---------        ---------        ---------        ---------      ---------
   Total shares outstanding                             21,247           20,306           20,803           20,803         20,803
                                                     =========        =========        =========        =========      =========

   Net cash flow from operations                     $  54,040        $  27,546        $  28,955        $  24,047      $  27,644
   Net cash flow from investing                      $ (38,149)       $ (11,820)       $ (47,602)       $ (19,899)     $ (13,769)
   Net cash flow from financing                      $  (1,425)       $ (14,171)       $      --        $      --      $  (1,970)

Operational
   Average sales prices
     Oil (per Bbl)                                   $   10.99        $   17.79        $   20.21        $   16.64      $   15.51
     Natural Gas (per Mcf)                           $    3.22        $    5.06        $    5.69        $    6.89      $    7.46
   Future net revenue - proved reserves (before
   tax)
     Undiscounted                                    $  94,824        $ 141,672        $ 227,817        $ 223,896      $ 206,701
     Discounted                                      $  70,118        $ 108,698        $ 189,155        $ 173,388      $ 157,721
   Future net revenue - proved reserves (after tax)
     Undiscounted                                    $  86,936        $ 124,828        $ 177,178        $ 173,869      $ 163,633
     Discounted                                      $  63,467        $  93,838        $ 146,013        $ 133,982      $ 124,490
   Proved reserves
     Oil (MBbls)                                         5,519            4,451            3,299            2,938          3,298
     Natural gas (Bcf)                                    52.7             36.5             39.3             51.4           50.3
   Average production (net sales volume)
     Oil (BOPD)                                          3,411            3,280            2,555            2,300          1,796
     Natural gas (MMcfgd)                                 17.5             19.5             22.5             16.1           17.2

(1) Financial results for 1998 include $49.8 million in other income from the termination of our gas sales contract and a $18.0 million charge recorded for the Phillips Petroleum judgment.

(2) The net loss in 1997 includes a $14.6 million deferred income tax expense that we recorded when we increased the valuation allowance against the deferred income tax asset originally recorded in 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion will assist you in understanding our financial position, liquidity, and results of operations. The information below should be read in conjunction with the financial statements, and the related notes to financial statements. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy, and financial condition before we make any forward-looking statements, but we can not guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development and acquisition expenditures as well as expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information of known facts and trends.

LONG-TERM STRATEGY AND BUSINESS DEVELOPMENTS

         Our long-term strategy is to increase shareholder value by economically increasing reserves, production, and cash flow on an annual basis. At the same time, we believe it is important to maintain a strong balance sheet by keeping our total debt at a manageable level. We will balance our capital expenditures, financed primarily by operating cash flow and bank debt, among exploration, development, and acquisitions. Proved oil and gas reserves at December 31, 1998, were 5.5 million barrels of oil and 52.7 Bcf of gas compared to 4.5 million barrels of oil and 36.5 Bcf of gas at December 31, 1997. These results amount to a 45% increase in gas reserves and a 36% growth in total barrels of oil equivalents. We replaced 264% of our total 1998 production, based on barrels of oil equivalent. During the last two years, we have concentrated on reducing our costs and expenses so as to be in line with our industry peers. In addition, we have made an effort to end the litigation that has characterized this company for much of our history.

         Since 1982, we have had a long-term contract covering gas sales from South Pass block 89. The contract was to expire in July 2002. We entered into the contract with Texas Eastern Transmission Corporation during a time when natural gas supplies were scarce. Over time as natural gas supplies became more abundant, we continued to receive the contract price for our gas production from this block, although such price was by then substantially higher than the market price. In 1989, Texas Eastern Transmission Corporation sued us alleging termination of the contract. In 1990 we settled this litigation and received $69.6 million as part of the settlement. The contract continued to be in effect, although the settlement reduced the new contract price to approximately one-half of the original contract price. These prices, however, escalated 10% each year. For the first six months of 1998, under the contract, we received $12.38 per Mcf for gas produced from the southern portion of the block and $6.83 per Mcf for gas produced from the northern portion of the block.

         On July 31, 1998, we executed an agreement with Texas Eastern Transmission Corporation to terminate this gas sales contract. The termination was effective June 30, 1998, and as of July 1, 1998, we began selling all gas produced from this block at spot market prices. We received $49.8 million in cash and agreed to release Texas Eastern from the contract, including the gas substitution and indemnification rights, as well as related indemnification and other obligations that had been in effect under the 1990 settlement agreement between Texas Eastern and us.

         During the first six months of 1998, we received approximately $5.8 million more for the gas sold at the long-term contract price compared to the same gas if sold at spot market prices. During the last six months of 1998, we calculate that gas revenues were approximately $3.7 million lower than if we had continued to receive the contract price.

         Phillips Petroleum Company owns a net profits interest created in 1977 by a farm-out agreement covering South Pass block 89. Since 1981, Phillips has brought numerous pieces of litigation against us over the net profits interest. Since the inception of the farm-out, we have paid Phillips Petroleum Company $100.8 million related to the net profits interest and overriding royalty. We have tried numerous times to settle the latest litigation equitably, but so far, have been unsuccessful in our settlement attempts. Our goal is to settle or dispose of this litigation in a manner that would discourage any future litigation. However, we will vigorously defend ourselves against all litigation that Phillips Petroleum Company brings against us. We believe, and the Louisiana court has ruled, that under the farm-out agreement Phillips can look only to actual production for determination of its net profits interest.

         In this latest litigation, Phillips contends that pursuant to its 33% net profits interest in South Pass block 89, it was entitled to receive an overriding royalty for months in which "net profits" were not achieved; that an excessive oil transportation fee was being charged to the net profits account; and that the entire $69.6 million cash payment that had been received by OKC Limited Partnership (our predecessor) from the 1990 settlement of previous litigation between Texas Eastern and us, should have been credited to the net profits account instead of the $5.8 million that was credited. On the latter claim, Phillips seeks to receive in excess of $21.5 million, while on the first two claims Phillips alleges aggregate damages of several million dollars. In addition, Phillips, under the Louisiana Mineral Code, is seeking double damages and cancellation of the farm-out agreement that created the net profits interest. We denied Phillips' claims and defended ourselves during a non-jury trial in April 1997. At trial we asserted a counterclaim that Phillips had breached a settlement agreement regarding previous litigation, and we sought to recover damages in excess of $10.0 million.

         In August 1998, the trial court ruled in the litigation. In its ruling, the court awarded Phillips $1.6 million plus interest for its overriding royalty claim and $9.3 million plus interest for its claim on the 1990 settlement. The trial court dismissed Phillips' claim of excessive transportation charges and its claims for double damages and lease cancellation. The trial court also dismissed our counterclaim. In October 1998, the trial court finalized its judgment. The judgment, including interest, was $18.0 million. We have filed notice of our intent to appeal certain adverse portions of the judgment. The trial court has required that we post a bond in order to prevent Phillips from executing on the judgment pending appeal. The amount of the bond is $18.0 million, $9.0 million of which is collateralized by cash and a letter of credit. During the pendency of the appeal, simple interest will continue to accrue on the $10.9 million judgment. Phillips has also filed notice to appeal. In connection with the judgment, and in accordance with Statement of Financial Accounting Standards No. 5 entitled "Accounting for Contingencies," we recorded $18.0 million as an expense in the third quarter of 1998.

         In connection with the proceeds from the termination of the Texas Eastern gas sales contract, we filed a declaratory judgment action against Phillips in federal district court in Dallas, Texas. In the action we asked the court to declare that none of the $49.8 million we received from the contract termination is owed to Phillips under the farm-out agreement. In existing litigation in Collin County, Texas, addressing the same issues that have been adjudicated by the Louisiana court, Phillips has filed a counterclaim asserting that the proceeds of the termination agreement should be credited to the net profits account. In response to Phillips counterclaim, we have filed an amended petition seeking a declaratory judgment that the termination proceeds need not be credited to the net profits account. We agreed to dismiss our federal action, and the Collin County action is stayed pending resolution of the Louisiana appeal. Certain possible outcomes of our current litigation with Phillips Petroleum Company could have a material adverse effect on Remington.

         In June 1998, we entered into a merger agreement with S-Sixteen Holding Company, which was approved by the stockholders on December 23, 1998. One of the subsidiaries we acquired in the merger, CKB Petroleum, Inc., owns an undivided interest in the pipeline that transports our oil production from four of our offshore properties to Venice, Louisiana. We anticipate that the acquisition of CKB Petroleum, Inc. will have a positive effect on our future net income and cash flow from operations. In addition, we issued a new single class of voting common stock in exchange for the surrender of all of the previously outstanding voting and non-voting common stock. Holders of the class A (voting) common stock received 1.15 shares of the new common stock for each share of class A common stock owned. Holders of class B (non-voting) common stock received 1 share of the new common stock for each share of class B common stock owned.

NEW ACCOUNTING STANDARDS

         New accounting standards include Statements of Financial Accounting Standards No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities." The provisions of Statement No. 133, which require companies to recognize all derivatives as either assets or liabilities and measure those instruments at their fair value, will not have a material effect on our financial statements or related disclosures.

LIQUIDITY AND CAPITAL RESOURCES

         Our balance sheet liquidity increased significantly during the third quarter of 1998 after we received $49.8 million from the termination of our gas contract with Texas Eastern. During the fourth quarter of 1998 we reinvested $7.5 million in an acquisition of 10 offshore Gulf of Mexico blocks and paid down our bank line of credit by $6.2 million. In addition, because of the merger agreement and the exchange of our common stock, we were required to offer to purchase any tendered 8 1/4% Convertible Subordinated Notes. Of the $38.4 million outstanding at December 31, 1998, we were required to purchase $32.4 million on February 25, 1999. We refinanced $24.0 million of the purchase with a long-term bank line of credit and used cash to purchase the remaining $8.4 million of the tendered notes. At December 31, 1998, we reclassified the portion of the convertible notes that we purchased with cash as a current liability. Primarily because of the acquisition, payment on the bank line of credit, and the reclassification of the 8 1/4% Convertible Subordinated Notes, our current liabilities exceeded our current assets by $1.2 million and the current ratio was .96 to 1. At December 31, 1997, current assets exceeded current liabilities by $3.0 million and the current ratio was approximately 1.2 to 1.

         Cash flow from operations for 1998 increased $26.5 million, or 96%, compared to 1997. The increase relates to the cash received from the termination of the gas contract. Without the proceeds from the termination of the gas contract, cash flow from operations would have decreased by $20.8 million, or 76%. This decrease resulted from lower total oil prices and lower gas revenue from South Pass block 89 and the increase in restricted cash used as collateral for the appeal bond in the Phillips litigation. The average oil prices for 1998 were $10.99 per barrel compared to $17.79 per barrel during 1997. The lower oil prices caused oil revenues to be $8.1 million lower in 1998. This reduction was somewhat offset by an increase of 48,000 barrels sold. In addition, gas sales revenue from South Pass block 89 decreased $15.1 million during 1998. The decrease in gas revenue from South Pass block 89 resulted primarily from lower gas production for the first six months of 1998 and both lower production and lower gas prices during the last six months of 1998. If the gas production during the third and fourth quarters of 1998 from South Pass block 89 had been sold at the former contract price, gas revenues would have been approximately $3.7 million higher than was actually received.

         The decline in oil prices has a negative impact on total revenues, net income, and cash flow from operations. In addition, the termination of the long-term gas contract also has a negative impact on our gas sales, net income, and cash flow from operations. However, because of recent acquisitions and completed and planned development drilling in 1998 and 1999, we project a 30% increase in total production for 1999 as compared to 1998. Based on this increase, our current projections indicate that we can finance the majority of our planned capital expenditures through our cash flow from operations. Our projections consider the current depressed oil and gas prices. We also have $5.4 million available on our bank line of credit.

         We expect to continue to make significant capital expenditures over the next several years as part of our long-term growth strategy. The primary source of funding the capital expenditures will be net cash flow from operations and additional bank debt. We have budgeted $25.5 million for capital expenditures in 1999. While we have projected this amount for capital expenditures, we can delay or cancel the drilling of wells included in the current capital expenditure budget. Our capital expenditure budget for 1999, includes drilling 21 exploratory wells and 3 development wells. In the Gulf of Mexico, we are currently drilling a development well in South Pass block 87, an exploratory well in Eugene Island block 135, and connecting the High Island block 86 well to a production platform. We also have plans for additional drilling on High Island block 86 and Galveston block 333. During the first quarter of 1999, we completed a sidetrack of well A-3 on Main Pass block 262. This well did not encounter commercial oil or gas reserves. We completed the Berryman Unit well in Nueces, County, Texas during the first quarter of 1999, which tested at 10,000 Mcf per day and 318 barrels of oil per day. This well is now waiting for a pipeline connection. We are currently participating in an additional exploratory well located 10 miles south of this discovery well. In addition we have planned additional exploratory wells from 3-D defined prospects in South Texas.

         At December 31, 1998, we had a revolving line of credit established with a bank. The line of credit had a borrowing base of $15.0 million and an expiration date of March 1, 2000. Our oil and gas properties were the collateral for this line of credit. At December 31, 1998, we had an outstanding balance of $3.5 million and had issued letters of credit totaling $250,000 against this line of credit. In February 1999, we replaced the existing line of credit with a new line of credit from a different bank. The new line of credit with a borrowing base of $32.0 million expires in 2003. We pledged our oil and gas properties as collateral for the new line of credit. On February 24, 1999, we borrowed $24.5 million on this line of credit and used the majority of the proceeds to buy a portion of the convertible notes. The bank will review the borrowing base semi-annually and may increase or decrease the borrowing base relative to the redetermined estimate of proved oil and gas reserves.

YEAR 2000 ISSUE

         The year 2000 issue relates to computer programs written with two digits defining a year rather than four. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 instead of 2000 or not at all. This inability to recognize or properly treat the year 2000 may cause a breakdown of both information technology and non-information technology systems and cause these systems to process critical financial and operational information incorrectly. We have assessed and continue to assess the year 2000 issue and its impact on us, our partners, suppliers, vendors and customers. The year 2000 issue has a potential impact on us in several areas including, among others, the ability to be paid for our oil and gas production, the operations of the producing properties in which we hold an interest, the ability to pay our vendors and suppliers, and the management of our financial assets including cash and securities held with financial institutions.

         We currently receive payment for the majority of our oil and gas production from two sources. While these two sources are currently studying the year 2000 issue in order to develop systems to prevent problems in payment processing, they have informed us that manual backup systems exist so that even in the event that the computer software fails, such failure would not result in a material delay in our receiving payment for oil and gas production.

         During the first quarter of 1999, we operated one of our oil and gas properties. The property was not commercial therefore we have not developed contingency plans relating to the year 2000 issue concerning the operation of this property. We do not believe that any problem relating to the year 2000 issue on this property will have a material impact on our operations. The operators of our other properties are, however, studying the year 2000 issue in connection with both the information technology and non-information technology aspects of operating the oil and gas properties. These operators have informed us that they will develop systems sufficient to address any problems that may arise. In addition the operators have informed us that manual back-up systems exist in the event the computer software fails to adequately address any problems. If, in the future, we act as operator on any other oil or gas property, we anticipate that we will provide for adequate systems to address any year 2000 issue.

         We continue to assess our current oil and gas accounting system and network operating software to determine if they are year 2000 compliant. The company that provides our oil and gas accounting software has informed us that that the system is year 2000 compliant. In June 1999, we will assess our network system and individual computers and make any repairs or upgrades as required at that time. In the event that the network operating system fails due to a year 2000 problem, we believe that our accounting system can operate on a stand-alone basis. We do not believe that the year 2000 issue will materially affect our ability to pay our vendors and suppliers or track our assets in the custody of financial institutions. We do not believe that the cost of our preparations or upgrades for any year 2000 issues or problems will be material.

RESULTS OF OPERATIONS

         Net income for 1998 was $13.6 million or $0.67 per share ($0.66 diluted income per share) compared to a net loss for 1997 of $26.8 million or $1.31 per share. The increase in net income resulted primarily from the termination of the gas contract with Texas Eastern in July 1998. Lower oil and gas prices, reductions of gas production at South Pass block 89, and the Phillips Petroleum judgment partially offset the income from the termination of the gas contract.

                  The following table discloses the net oil and gas sales volumes, average sales prices and average lifting costs for each of the three years ended December 31, 1998, 1997, and 1996. The table is an integral part of the following discussion of results of operations for the periods 1998 compared to 1997 and 1997 compared to 1996.

                                                        % INCREASE                          % INCREASE
                                         1998           (DECREASE)           1997           (DECREASE)          1996
                                      ------------    ---------------    -------------     --------------    ------------
Net sales volumes:
Oil (MBbls)                                1,245              4 %             1,197               28 %               933
Natural gas (MMcf)                         6,383            (10)%             7,116              (13)%             8,219
Average sales price:
Oil (per Bbl)                           $  10.99            (38)%           $ 17.79              (12)%           $ 20.21
Natural gas (per Mcf)                   $   3.22            (36)%           $  5.06              (11)%           $  5.69
Average lifting costs (per BOE)         $   2.54             51 %           $  1.68                1 %           $  1.66

1998 compared to 1997

         Oil revenue for 1998, decreased $7.6 million because of a $6.80, or 38%, decrease in prices, partially offset by a 48,000-barrel, or 4%, increase in oil production. The lower prices alone caused oil revenue to be $8.1 million lower. Oil production increased primarily because of additional oil production from the Parker Creek property in Mississippi and the West Buna Property in South Texas.

         Gas revenue for 1998 was $15.4 million, or 43%, lower than 1997, primarily due to the lower production from South Pass block 89 in 1998 compared to the prior year. In 1998, production from this block was 1.4 Bcf lower than in 1997 causing a decrease in gas revenue of approximately $11.6 million. The average gas price decrease, from $5.06 to $3.22 resulted primarily from the termination of the gas sales contract on South Pass block 89. We sold gas from South Pass block 89 at an average price of $8.54 per Mcf in 1997 compared to $6.20 in 1998. Gas production from properties other than South Pass block 89 increased 630,000 Mcf, or 15%, primarily from Eugene Island block 135 in the Gulf of Mexico.

         Other income increased primarily because of the $49.8 million received from the termination of the gas sales contract. Operating costs increased during 1998 compared to 1997 because the number of our producing properties has increased significantly. Net profits expense decreased in 1998 because of the decreased revenues credited to the net profits account on South Pass block89.

         Exploration expense increased $943,000, or 11%, primarily due to increased expenditures for 3-D seismic data. Dry hole expense, which is included in exploration expense, included $3.3 million for costs accumulated on the Main Pass block 262 well A-3 at December 31, 1998. This well was determined to be non-commercial during the first quarter of 1999. Depreciation, depletion and amortization decreased by $4.3 million, or 18%, because of an increase in proved oil and gas reserves on producing properties. The impairment expense recorded in 1998 includes $2.5 million for impairment on South Pass block89 platform B that was recorded in the third quarter of 1998 due to the termination of the gas sales contract.

         In connection with the August 1998 judgment issued in our litigation with Phillips Petroleum Company, and in accordance with Statement of Financial Accounting Standards No. 5 entitled "Accounting for Contingencies," we recorded an $18.0 million expense in August 1998. This amount includes the damage award by the trial court and the estimated interest on the award.

         We reduced general and administrative expense by 25% in 1998 compared to 1997. The decrease in general and administrative expense was primarily from reduced salaries and payroll expense, rent expense, and professional services fees. Legal expenses decreased because of the reduction in expense associated with defending the Phillips Petroleum Company litigation and the settlement of other litigation.

         Reorganization expense for 1997 includes payments to employees under employee severance agreements and legal fees or other charges that relate to or were paid because of the purchase of S-Sixteen Holding Company (formerly Box Brothers Holding Company) by Mr. J. R. Simplot in August 1997. We recorded the following as reorganization costs: employee severance payments $3.6 million, Thomas D. Box severance and legal claims and fees $1.2 million, Mr. Simplot and Mr. James Arthur Lyle $2.0 million for legal claims and fees, and other associated expenses $300,000.

         Interest expense is 19% lower for 1998 because of our purchase of $16.7 million of the outstanding 8 1/4% Convertible Subordinated Notes in October 1997. In 1997, we recorded a valuation allowance against the entire deferred tax benefit, and reflected the amount in the income statement as deferred income tax expense. In 1998, we were able to use those tax benefits to the extent that our effective federal income tax rate for 1998 is only about 5%. The income tax expense for 1998 includes alternative minimum tax expense of $433,000 as a current income tax expense.

1997 Compared to 1996

         We incurred a net loss for 1997 of $26.8 million or $1.31 per share compared to the prior year loss of $7.6 million or $0.37 per share. The net loss for 1997 included non-cash charges totaling $18.9 million or $0.94 per share. The charges included deferred income tax expense of $14.6 million or $0.73 per share, impairment charges from marginal oil and gas properties of $3.9 million or $0.19 per share, and accelerated amortization of debt-issue costs of $416,000 or $0.02 per share, caused by the early retirement of a portion of our 8 1/4% Convertible Subordinated Notes in October 1997. In addition, during 1997, we incurred reorganization costs totaling $7.1 million, or $0.34 per share, and legal costs and expenses totaling $2.5 million, or $0.12 per share.

         Total revenues were $ 61.1 million for the year ended December 31, 1997, compared to $70.2 million for the year ended December 31, 1996. Gas sales revenue decreased $10.7 million, or 23%, for 1997 compared to 1996. Lower gas production caused the decrease but was partially offset by higher average prices of 6% for spot gas sales and 10% for gas sales under the South Pass gas sales contract. The increase in average prices added $1.3 million to gas sales revenue. Gas production from South Pass block 89 platform B decreased 1.4 Bcf during 1997 as production from Well B-20 experienced anticipated declines. The decrease in gas production from platform B caused gas revenues to decrease by $14.2 million. Natural gas production from our South Texas properties increased 379,000 Mcf during 1997 but was more than offset by lower net natural gas production from other offshore properties.

         An increase in oil production partially offset by lower oil prices resulted in a net increase in oil sales revenue of $2.4 million, or 13%, for the year ended December 31, 1997 as compared to the prior year. Oil production increased by 264,000 barrels which increased oil sales revenue by $4.8 million. However, a decrease of $2.44 in average oil prices caused oil sales revenue to be $2.4 million lower. A net increase in oil production came from all areas of operation but the most significant increases came from the Parker Creek field in Mississippi and South Pass blocks 86 and 87 in the Gulf of Mexico.

         Our 1997 interest income decreased because we sold our marketable securities in October 1997 and used most of the proceeds to purchase $16.7 million of our outstanding 8 1/4% Convertible Subordinated Notes. Other income was lower because of lower oil trading income and losses on the sale of assets, primarily artwork.

         Operating and transportation expenses increased as a result of new operating properties and an increase in oil production from the South Pass area. Net profits expense decreased as a result of the lower natural gas sales revenues from South Pass block 89. In addition, exploration expenses decreased significantly because of lower dry hole costs. In 1996, we drilled three high cost dry exploration wells totaling $10.6 million in the Gulf of Mexico.

         Depreciation, depletion and amortization expenses increased because of new properties becoming productive. Marginal production as well as lower oil prices caused us to record impairment charges against some of the oil and natural gas properties. A large decrease in production during the last quarter of 1997 from Main Pass block 262, located in the Gulf of Mexico, caused us to record a $1.9 million impairment charge to write down 100% of the remaining well costs.

         General and administrative expenses decreased by 18% during 1997 when compared to 1996. Salaries and other employment related expenses during 1997 decreased $706,000 as the number of employees decreased from 41 at December 31, 1996 to 15 at December 31, 1997. Other areas of significant savings were professional fees and investor relations' expenses. Legal fees decreased by $1.1 million as we settled outstanding litigation and concluded the trial proceedings in the Phillips litigation.

         Reorganization expense for the year includes payments to employees under the employee severance agreements and legal fees or other charges. Reorganization costs accrued or paid are as follows: employee severance payments $3.6 million, Thomas D. Box severance, legal claims and fees $1.2 million, Mr. Simplot and Mr. Lyle $2.0 million, and other associated expenses $300,000.

         Interest and financing expenses increased 8% during 1997 when compared to 1996. The increase results from an increase on our line of credit and a non-cash charge for deferred offering costs on the 8 1/4% Convertible Subordinated Notes in October 1997. We used the line of credit to provide a portion of the funds to purchase some onshore Gulf Coast properties.

         In 1997 we increased the valuation allowance against the entire deferred tax asset and recorded a deferred income tax expense. Our actual 1997 results and future projections were significantly different than anticipated in our 1996 and prior projections. The difference resulted from a significant drop in commodity prices, the unusual and unforeseen reorganization expenses incurred in the last half of 1997, and a downward revision in our proved gas reserves as of January 1, 1998, on South Pass block 89. We believe that future drilling results, planned capital expenditures and other future transactions could allow us to realize substantial benefits from the net operating loss carryforwards and the other book-tax attributes underlying the deferred income tax asset. However, the requirement of a greater than 50% probability (more likely than not) of occurrence does not allow us to use much of this information in projecting future taxable income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our market risk sensitive instrument at December 31, 1998, is a revolving line of credit from a bank. At December 31, 1998, the unpaid principal balance under the line was $3.5 million. The interest rate on this debt is sensitive to market fluctuations, however we do not believe that significant fluctuations in the market interest have a material effect on our consolidated financial position, results of operations, or cash flow from operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements
Report of Independent Accountants                                                    18
Consolidated Balance Sheets as of December 31, 1998 and 1997                         19
Consolidated Statements of Income and Comprehensive Income for 1998, 1997 and 1996   20
Consolidated Statements of Stockholders' Equity for 1998, 1997 and 1996              21
Consolidated Statements of Cash Flow for 1998, 1997 and 1996                         22
Notes to Consolidated Financial Statements                                           23

REPORT OF INDEPENDENT ACCOUNTANTS

To The Stockholders and Board of Directors of
Remington Oil and Gas Corporation

         We have audited the accompanying consolidated balance sheets of Remington Oil and Gas Corporation ("the Company"), a Delaware corporation, as of December 31, 1998 and 1997 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Remington Oil and Gas Corporation as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




Dallas, Texas
March 23, 1999                                             ARTHUR ANDERSEN LLP

                       REMINGTON OIL AND GAS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                FOR YEARS ENDED
                                                                                                  DECEMBER 31,
                                                                                           --------------------------
 ASSETS                                                                                      1998              1997
                                                                                           --------           -------
   CURRENT ASSETS
     Cash and cash equivalents                                                             $  19,018        $   4,552
     Restricted cash and cash equivalents                                                      8,750               --
     Accounts receivable - oil and natural gas                                                 2,400            5,725
     Accounts receivable - other                                                                 812              268
     Note receivable - S-Sixteen Holding Company                                                  --            6,192
     Prepaid expenses and other current assets                                                 1,871            2,118
                                                                                           ---------        ---------
   TOTAL CURRENT ASSETS                                                                       32,851           18,855
                                                                                           ---------        ---------
   PROPERTIES
     Oil and natural gas properties (successful-efforts method)                              260,649          220,481
     Other properties                                                                          2,706            2,800
     Accumulated depreciation, depletion and amortization                                   (167,053)        (144,548)
                                                                                           ---------        ---------
   TOTAL PROPERTIES                                                                           96,302           78,733
                                                                                           ---------        ---------
   OTHER ASSETS
     Long-term accounts receivable - related party                                               299               --
     Deferred charges (net of accumulated amortization)                                          777              927
                                                                                           ---------        ---------
   TOTAL OTHER ASSETS                                                                          1,076              927
                                                                                           ---------        ---------
TOTAL ASSETS                                                                               $ 130,229        $  98,515
                                                                                           =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts payable                                                                      $   6,923        $   8,694
     Accrued interest payable                                                                    264              264
     Accrued transportation payable - related party                                               --              305
     Phillips judgment payable                                                                18,165               --
     Net Profits expense payable                                                                  77              594
     Short-term notes payable and current portion of long-term notes payable                   8,651            6,000
                                                                                           ---------        ---------
   TOTAL CURRENT LIABILITIES                                                                  34,080           15,857
                                                                                           ---------        ---------
   OTHER LIABILITIES
     Minority interest in subsidiaries                                                            87               --
     Long-term accounts payable                                                                2,913               --
     Notes payable                                                                             3,500               --
     Convertible subordinated notes payable                                                   29,950           38,371
                                                                                           ---------        ---------
   TOTAL OTHER LIABILITIES                                                                    36,450           38,371
                                                                                           ---------        ---------
   TOTAL LIABILITIES                                                                          70,530           54,228
                                                                                           ---------        ---------
  COMMITMENTS AND CONTINGENCIES (NOTE 10)
   STOCKHOLDERS' EQUITY
     Common stock, $1.00 par value
       Class A (Voting) - 15,000,000 shares authorized;  3,250,110 shares issued                  --            3,250
       Class B (Non-Voting) - 30,000,000 shares authorized; 17,553,010 shares issued              --           17,553
     Common stock $0.01 par value; 100,000,000 shares authorized;
       21,453,453 issued and 21,247,478 outstanding                                              213               --
     Additional paid-in capital                                                               44,117           25,197
     Treasury stock, at cost, 31,100 shares class A, and 465,600 class B in 1997                  --           (3,465)
     Retained earnings                                                                        15,369            1,752
                                                                                           ---------        ---------
   TOTAL STOCKHOLDERS' EQUITY                                                                 59,699           44,287
                                                                                           ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 130,229        $  98,515
                                                                                           =========        =========

          See accompanying Notes to Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 YEARS ENDED
                                                                                 DECEMBER 31,
                                                                   -----------------------------------------
                                                                     1998            1997            1996
                                                                   --------        --------        ---------
REVENUES
   Oil sales                                                       $ 13,677        $ 21,292       $  18,849
   Gas sales                                                         20,579          36,012          46,757
   Interest income                                                    1,582           1,998           2,273
   Gain (loss) on sale of investment                                     --            (125)            (73)
   Other income                                                      51,851           1,876           2,404
                                                                   --------        --------       ---------
TOTAL REVENUES                                                       87,689          61,053          70,210
                                                                   --------        --------       ---------

COSTS AND EXPENSES
   Operating costs and expenses                                       5,861           4,015           3,825
   Transportation expense                                             2,654           2,851           2,491
   Net profits interest expense                                       3,600           8,341          11,479
   Exploration expenses                                               9,497           8,554          20,805
   Depreciation, depletion and amortization                          19,964          24,298          22,349
   Impairment of oil and natural gas properties                       4,154           3,953             451
   General and administrative                                         4,782           6,344           7,731
   Legal expense                                                        552           2,509           3,657
   Phillips judgment                                                 17,950              --              --
   Reorganization expense                                                --           7,072           1,959
   Interest and financing expense                                     4,302           5,283           4,895
                                                                   --------        --------       ---------
TOTAL COSTS AND EXPENSE                                              73,316          73,220          79,642
                                                                   --------        --------       ---------
   Income (loss) before taxes                                        14,373         (12,167)         (9,432)
   Income tax expense (benefit)                                         756          14,623          (1,770)
                                                                   --------        --------       ---------
NET INCOME (LOSS)                                                    13,617         (26,790)         (7,662)
                                                                   --------        --------       ---------
OTHER COMPREHENSIVE INCOME (LOSS) (NET OF TAXES)
  Unrealized gain (loss) on marketable securities - available
  for sale                                                               --             186             (29)
                                                                   --------        --------       ---------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS) (NET OF TAXES)                   --             186             (29)
                                                                   --------        --------       ---------
COMPREHENSIVE INCOME (LOSS)                                        $ 13,617        $(26,604)      $  (7,691)
                                                                   ========        ========       =========

BASIC INCOME (LOSS) PER SHARE                                      $   0.67        $  (1.31)      $   (0.37)
                                                                   ========        ========       =========

DILUTED INCOME (LOSS) PER SHARE                                    $   0.66        $  (1.31)      $   (0.37)
                                                                   ========        ========       =========

BASIC COMPREHENSIVE INCOME (LOSS) PER SHARE                        $   0.67        $  (1.30)      $   (0.37)
                                                                   ========        ========       =========

DILUTED  COMPREHENSIVE INCOME (LOSS) PER SHARE                     $   0.66        $  (1.30)      $   (0.37)
                                                                   ========        ========       =========


          See accompanying Notes to Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                  COMMON STOCK
                                       ------------------------------------                                        VALUATION
                                         CLASS A     CLASS B     COMMON     ADDITIONAL                             ALLOWANCE
                                        $1.00 PAR   $1.00 PAR   $0.01 PAR    PAID IN      RETAINED    TREASURY     MARKETABLE
                                          VALUE       VALUE       VALUE      CAPITAL      EARNINGS      STOCK      SECURITIES
                                       ----------   ---------   ---------   ----------    --------    --------     ----------
Balance December 31, 1995                $  3,250   $ 17,553     $     --    $ 25,197    $ 36,204     $     --     $   (157)
Net income                                                                                 (7,662)
Unrealized (loss) (net of income taxes)                                                                                 (29)
                                         --------   --------     --------    --------    --------     --------     --------
Balance December 31, 1996                   3,250     17,553           --      25,197      28,542           --         (186)
                                         --------   --------     --------    --------    --------     --------     --------
Net income (loss)                                                                         (26,790)
Purchase of Treasury stock                                                                              (3,465)
Unrealized gain (net of income taxes)                                                                                   186
                                         --------   --------     --------    --------    --------     --------     --------
Balance December 31, 1997                   3,250     17,553           --      25,197       1,752       (3,465)          --
                                         --------   --------     --------    --------    --------     --------     --------
Net income (loss)                                                      --                  13,617
Common stock issued                                       27                      156
Treasury stock issued                                                                                      305
Merger and exchange of common stock        (3,250)   (17,580)         213      18,764                    3,160
                                         --------   --------     --------    --------    --------     --------     --------
Balance December 31, 1998                $     --   $     --     $    213    $ 44,117    $ 15,369     $     --     $     --
                                         ========   ========     ========    ========    ========     ========     ========


          See accompanying Notes to Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                 -----------------------------------
                                                                                   1998         1997         1996
                                                                                 --------     --------     ---------
 CASH FLOW PROVIDED BY OPERATIONS
    NET INCOME (LOSS)                                                            $ 13,617     $(26,790)    $ (7,662)
     Adjustments to reconcile net income
       Depreciation, depletion and amortization                                    19,964       24,298       22,349
       Impairment of oil and natural gas properties                                 4,154        3,953          451
       Amortization of deferred charges                                               254          658          262
       Amortization of premium on marketable securities                                --           27           27
       Deferred income tax (benefit) expense                                          323       14,623       (1,696)
       Dry hole costs                                                               5,222        5,319       17,638
       Stock issued to directors and employees for compensation                       488           --           --
       Loss (gain) on sale of properties                                             (111)         367          (20)
     Changes in working capital
       (Increase) in deferred charges                                                (104)          --           --
       Decrease in accounts receivable                                              3,133        2,556          105
       Decrease (increase) in prepaid expenses and other current assets               296         (157)      (1,298)
       Increase (decrease) in accounts payable and accrued expenses                15,554        2,692       (1,201)
       (Increase) in restricted cash                                               (8,750)          --           --
                                                                                 --------     --------     --------
    NET CASH FLOW PROVIDED BY OPERATIONS                                           54,040       27,546       28,955
                                                                                 --------     --------     --------
    CASH FROM INVESTING ACTIVITIES
     Payments for capital expenditures                                            (40,155)     (39,144)     (39,798)
     Cash acquired in merger with S-Sixteen Holding  Company and Subsidiaries          79           --           --
     Sales and maturities of marketable securities                                     --       33,411       19,127
     Investment in marketable securities                                               --         (597)     (27,191)
     Notes receivable - S-Sixteen Holding Company                                      --       (7,250)          --
     Principal repayments - S-Sixteen Holding Company                               1,432        1,058           --
     Proceeds from property sales                                                     495          702          260
                                                                                 --------     --------     --------
    NET CASH USED IN INVESTING ACTIVITIES                                         (38,149)     (11,820)     (47,602)
                                                                                 --------     --------     --------
    CASH FROM FINANCING ACTIVITIES
     Proceeds from notes payable and long-term accounts receivable                  7,813        7,000           --
     Payments on notes payable                                                     (7,400)      (1,000)          --
     Repurchase common stock                                                           --       (3,465)          --
     Issuance costs for exchange of common stock                                   (1,838)          --           --
     Principal payments on Convertible Subordinated Notes                              --      (16,706)          --
                                                                                 --------     --------     --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (1,425)     (14,171)          --
                                                                                 --------     --------     --------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              14,466        1,555      (18,647)
    Cash and cash equivalents at beginning of period                                4,552        2,997       21,644
                                                                                 --------     --------     --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 19,018     $  4,552     $  2,997
                                                                                 ========     ========     ========

Cash paid for interest                                                           $  3,879     $  5,398     $  4,907
                                                                                 ========     ========     ========

Cash paid for taxes                                                              $    433     $     --     $     --
                                                                                 ========     ========     ========


          See accompanying Notes to Consolidated Financial Statements.

                       Remington Oil and Gas Corporation
                   Notes to Consolidated Financial Statements


NOTE 1 -- DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

         Remington Oil and Gas Corporation, formerly Box Energy Corporation, is an independent oil and gas exploration and production company incorporated in Delaware. We have working interest ownership rights in properties in the offshore Gulf of Mexico and onshore Gulf Coast.

         Management prepares the financial statements in conformity with generally accepted accounting principles. This requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Some of the more significant estimates include oil and gas reserves, useful lives of assets, impairment of oil and gas properties, and future dismantlement and restoration liabilities. Actual results could differ from those estimates. We make certain reclassifications to prior year financial statements in order to conform to the current year presentation.

NOTE 2 -- CONSOLIDATION OF SUBSIDIARIES

         On December 28, 1998, we acquired all of the assets of S-Sixteen Holding Company including its five subsidiaries. The subsidiaries acquired include CKB Petroleum, Inc., CKB & Associates, Inc., Box Brothers Realty Investments Company, CB Farms, Inc., and Box Resources, Inc. Remington issued 579,757 shares of common stock, a warrant to purchase up to 300,000 additional shares of common stock and canceled the note receivable from S-Sixteen Holding Company for the acquisition. Remington's total investment in the transaction was $8.5 million. The effect of the acquisition was not material to the combined consolidated financial statements. We eliminated all inter-company transactions and account balances for the period of consolidation. Before the merger, S-Sixteen Holding Company owned approximately 57% of Remington's voting common stock. The primary operating subsidiary, CKB Petroleum, Inc., owns an undivided interest in a pipeline that transports oil from our South Pass blocks, offshore Gulf of Mexico, to Venice Louisiana. We paid transportation costs to CKB Petroleum, Inc. totaling $3.0 million in 1998, $3.2 million in 1997 and $2.8 million in 1996.

NOTE 3 -- CASH, CASH EQUIVALENTS AND RESTRICTED CASH

         Cash equivalents consist of liquid investments that mature within three months or less when purchased. Our cash equivalents include investment grade commercial paper and money market funds invested in United States government securities. We record cash equivalents at cost, which approximates their market value at the balance sheet date.

         As part of the appeal of the Phillips litigation, more fully discussed in the note about net profits expense, we transferred $8.8 million to a surety company as collateral for the suspensive appeal bond. That amount is presented as restricted cash and cash equivalents on the balance sheet.

NOTE 4 -- NOTE RECEIVABLE FROM S-SIXTEEN HOLDING COMPANY

         In April 1997, Remington lent S-Sixteen Holding Company $7.3 million. S-Sixteen Holding Company repaid $1.4 million of the principal balance of the note receivable in 1998 and $1.1 million in 1997. The remaining $4.8 million balance of the note receivable was effectively canceled in December 1998 when the two companies merged. Remington received $527,000 in interest income in 1998 and $437,000 in interest income in 1997 from S-Sixteen Holding Company on the note receivable. The interest rate was equal to the prime rate of Texas Commerce Bank National Association plus 1% until the sixth month when the rate escalated monthly by 0.1% over the previous month's rate.

NOTE 5 -- OIL AND GAS PROPERTIES, ACCOUNTING METHODS, COSTS, PROVED RESERVES AND VALUE BASED INFORMATION

         Remington uses the successful-efforts method to account for oil and gas exploration and development expenditures. Under this method, we record the expenditures for leasehold acquisitions, tangible equipment, and

                       Remington Oil and Gas Corporation
                   Notes to Consolidated Financial Statements


intangible drilling costs for an individual oil and gas property as an asset. In addition, if the construction cost of an offshore platform is significant, we record an allocated portion of the interest expense incurred during the construction period as part of the oil and gas property cost. The following table summarizes the oil and gas properties, all of which are located in the United States.

                                                                 AT DECEMBER 31,
                                -------------------------------------------------------------------------------
                                                 1998                                        1997
                                -----------------------------------     --------------------------------------
                                  PROVED      UNPROVED       TOTAL        PROVED       UNPROVED        TOTAL
                                ----------   ----------    --------     ----------    ----------     ----------
                                                                  (IN THOUSANDS)
Onshore                         $  31,704     $   5,861    $  37,565     $  26,401     $   5,194    $  31,595
Offshore                          210,631        12,453      223,084       185,325         3,561      188,886
                                ---------     ---------    ---------     ---------     ---------    ---------
Total                             242,335        18,314      260,649       211,726         8,755      220,481
Accumulated depreciation,
  depletion and amortization     (165,414)           --     (165,414)     (139,781)           --     (139,781)
                                ---------     ---------    ---------     ---------     ---------    ---------
Net oil and gas properties      $  76,921     $  18,314    $  95,235     $  71,945     $   8,755    $  80,700
                                =========     =========    =========     =========     =========    =========

         We accumulate the expenditures incurred in drilling exploratory wells as work in process until we determine whether the well has encountered commercial oil and gas reserves. If the well has encountered commercial reserves, we transfer the accumulated cost to oil and gas properties; otherwise, we charge the accumulated cost to dry hole expense. We record expenditures for geological, geophysical or other prospecting costs as exploration expenses on the income statement when incurred. The following table presents a summary of our oil and gas expenditures during the last three years.

                                       FOR THE YEARS ENDED DECEMBER 31,
                                    --------------------------------------
                                      1998          1997            1996
                                    --------      --------        --------
                                             (UNAUDITED, IN THOUSANDS)
Unproved acquisition costs          $  11,160     $   5,793              -
Proved acquisition costs            $   5,353     $  12,545       $  5,548
Exploration costs                   $  23,279     $  13,767       $ 27,811
Development costs                   $   4,318     $   9,975       $  9,359
Capitalized interest expense                -             -              -

         We amortize the capitalized cost of each oil and gas property using the units-of-production method. To calculate the cost per unit we divide the leasehold costs by total proved reserves and the costs for wells, platforms and other equipment by proved developed reserves. Oil and gas reserves that do not require significant additional cost to access the reserves, such as a new well or major sidetrack, are classified as proved developed. We then multiply the cost per unit by the actual production and record the result to depreciation, depletion and amortization expense. Gas reserves are converted at a ratio of 6 Mcf to 1 barrel. We depreciate our costs in the pipeline owned by CKB Petroleum, Inc. over its estimated useful life of 10 years.

         Future dismantlement, restoration and abandonment costs include the estimated costs to dismantle, restore and abandon our offshore platforms, wells and related facilities. As of December 31, 1998, the total estimated future liability is $4.2 million. We record the liability over the life of the property using the units-of-production method and record the expense as a component of depreciation, depletion and amortization expense. The accrued liability at December 31, 1997 and 1996 was $3.1 million and $2.5 million, respectively.

         We review a property for impairment if there is a large decrease in oil and gas reserves or production on the property, or if a dry hole is drilled on or near the property. In addition, significant decreases in oil and gas prices may also indicate that a property has become impaired. If the net book value of a property is greater than the estimated undiscounted future net cash flow before income taxes from the same property, the property is impaired. The undiscounted future net cash flow may include risk adjusted probable and possible oil and natural gas reserves in addition to the estimated proved reserves. In addition, we may use escalated prices in projecting future oil and gas revenue. For our 1998 projection of future oil and gas revenue, we estimated oil prices to be $13.00 per barrel and gas prices to be $2.10 per MMBtu in 1999. We escalated oil prices by $2.00 per barrel through 2001 and then by 3% to a

                       Remington Oil and Gas Corporation
                   Notes to Consolidated Financial Statements


maximum of $25.00 per barrel. We escalated gas prices by 3% to a maximum of $3.50 per MMBtu. We adjusted the above oil and gas prices for location differentials. These prices, consistent with forecasts by others in the industry, were applied to the reserve estimates prepared by our independent reserve engineers. The impairment expense is equal to the difference between the net book value and the fair value of the asset. We estimate fair value by discounting, at an appropriate rate, the future net cash flows from the property.

         In 1998 we recognized impairment expense totaling $4.2 million. This expense in 1998 included $2.5 million from South Pass block 89 because of the reduction in estimated undiscounted future net cash flow caused by the termination of the long-term gas sales contract for that property. In 1997 we recorded $4.0 million for impairment expense, and in 1996 we recorded $451,000. The remaining impairment expense for 1998 and the impairment expense for 1997 and 1996 primarily resulted from inadequate oil and gas reserves or a significant decrease in oil and gas production from the specific property.

         The estimates of oil and gas reserves were prepared by the independent engineering and consulting firms of Netherland, Sewell & Associates, Inc. and Miller and Lents, Ltd. for 1998 and 1997, and by Netherland, Sewell & Associates, Inc. for 1996. The Netherland, Sewell, and Associates, Inc. report covers approximately 90% of the total proved oil and gas reserves in 1998. The determination of these reserves is a complex and interpretative process that is subject to continued revision as additional information becomes available. In many cases, a relatively accurate determination of reserves may not be possible for several years due to the time necessary for development drilling, testing and studies of the reservoirs.

         The quantities of proved oil and gas reserves presented below include only the amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that we can commercially recover using current prices, costs, existing regulatory practices and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could significantly increase or decrease proved reserve estimates. The following table presents our net ownership interest in proved oil and gas reserves.


                                                                       AT DECEMBER 31,
                                        ------------------------------------------------------------------------------
                                                   1998                      1997                      1996
                                        ------------------------------------------------------------------------------
                                             OIL          GAS          OIL           GAS          OIL         GAS
                                          MBbls (1)      MMcf       MBbls (1)       MMcf         MBbls        MMcf
                                        --------------------------------------- --------------------------------------
                                                                  (UNAUDITED, IN THOUSANDS)
Beginning of period                          4,451       36,543        3,299        39,332        2,938       51,373
   Revisions of previous estimates             850        6,533          330        (6,004)         709       (8,162)
   Extensions, discoveries and other         1,311       10,958        1,046         4,115          585        4,340
   Purchased reserves                          152        5,058          973         6,216            -            -
   Production                               (1,245)      (6,383)      (1,197)       (7,116)        (933)      (8,219)
                                        ----------    ---------    ---------     ---------    ---------    ---------
End of period                                5,519       52,709        4,451        36,543        3,299       39,332
                                        ==========    =========    =========     =========    =========    =========

Proved developed reserves
   Beginning of period                       3,208       27,259        2,541        28,323        2,282       33,521
   End of period                             3,605       33,680        3,208        27,259        2,541       28,323

-----------------------------------------
   (1) Includes natural gas liquids

         The proved developed and undeveloped reserves and standardized measure of discounted future net cash flows associated with South Pass block 89 are burdened by a 33% net profits interest. The reserves included in the above table include our full net ownership interest without any reduction for the net profit interest. We treat the net profit interest as an operating expense rather than a reduction in proved reserves. Please see Note 14 - Net Profits Expense for a more detailed discussion about the net profit interest.

         The following tables represent value-based information about our proved oil and gas reserves. The standardized measure of discounted future net cash flows result from the application of specific criteria applicable to the value-based disclosures of all oil and gas reserves in the industry. Due to the imprecise nature of estimating oil and gas reserve

                       Remington Oil and Gas Corporation
                   Notes to Consolidated Financial Statements


quantities and the uncertainty of future economic conditions, we can not make any representation about interpretations that may be made or what degree of reliance that may be placed on this method of evaluating proved oil and gas reserves.

         We compute future cash revenue by multiplying the year-end commodity prices or contractual pricing if applicable, by the proved oil and gas reserves. Future production and development costs include the estimated costs to produce or develop the proved reserves based primarily on historical costs. We calculated the future net profits expense by multiplying the net profit percentage to the future revenue less production and development costs on South Pass block 89. Future income tax expense was determined by applying the current tax rate to the future net cash flow from all properties. Finally, we discounted the future net cash flow, after tax, by 10% per year to arrive at the standardized measure of discounted future net cash flows presented below.

                                                                      AT DECEMBER 31,
                                                           --------------------------------------
                                                             1998          1997            1996
                                                           --------      --------        --------
                                                                  (UNAUDITED, IN THOUSANDS)
Oil and natural gas revenues                               $ 160,416     $ 226,262     $ 326,498
Production costs                                             (31,474)      (31,702)      (26,971)
Development costs                                            (30,665)      (23,954)      (17,756)
Net Profits expense                                           (3,453)      (28,933)      (53,955)
Income tax expense                                            (7,888)      (16,845)      (50,638)
                                                           ---------     ---------     ---------
Net cash flow                                                 86,936       124,828       177,178
10% annual discount                                          (23,469)      (30,990)      (31,165)
                                                           ---------     ---------     ---------
Standardized measure of discounted future net cash flow    $  63,467     $  93,838     $ 146,013
                                                           =========     =========     =========

         The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows from year to year. In July of this year, we terminated our gas sales contract that covered gas production on South Pass block 89. The standardized measure of discounted future net cash flows in the prior years included future revenue based on the long-term contract price.

                                                                                    AT DECEMBER 31
                                                                          --------------------------------------
                                                                            1998          1997            1996
                                                                          --------      --------        --------
                                                                                   (UNAUDITED, IN THOUSANDS)
Standardized measure of discounted cash flows at beginning of year        $  93,838     $ 146,013     $ 133,982
Sales and transfers of oil and natural gas produced, net of production
costs and net profits expense                                               (24,796)      (42,097)      (47,810)
Net changes in prices and production costs                                  (77,769)      (61,134)       37,764
Net changes in estimated development costs                                    1,274        (5,130)       (1,332)
Net changes in estimated net profits expense                                 17,624        14,029         1,750
Net changes in income tax expense                                             8,208        28,283        (3,736)
Extensions, discoveries and improved recovery less related costs             11,625         9,171        16,060
Purchases of proved oil and natural gas reserves                              5,050        13,865            --
Development costs incurred during the year                                    4,318         9,975         9,359
Revisions of previous quantity estimates                                     18,673       (21,306)      (10,747)
Other changes                                                                (3,962)      (12,432)       (2,675)
Accretion of discount                                                         9,384        14,601        13,398
                                                                          ---------     ---------     ---------
Standardized measure of discounted future net cash flows end of year      $  63,467     $  93,838     $ 146,013
                                                                          =========     =========     =========

NOTE 6 -- OTHER PROPERTIES

         Other properties include improvements on the leased office space and office computers and equipment. The company depreciates these assets using the straight-line method over their estimated useful lives that range from 3 to 12 years.

                       Remington Oil and Gas Corporation
                   Notes to Consolidated Financial Statements


NOTE 7 - OTHER ASSETS

         Long-term accounts receivable - related party reflects CKB Petroleum's claims under Collateral Assignment Split Dollar Insurance Agreements among CKB Petroleum and Don D. Box (an officer and director) and two of his brothers.

         Deferred charges include the costs, net of amortization, incurred when we issued the 8 1/4% Convertible Subordinated Notes in 1992. We amortize the debt issuance costs on a straight-line basis over the 10-year term of the notes and charge the amortized amount to interest and financing costs. In October 1997, we purchased $16.7 million of the outstanding notes and accelerated the amortization of the allocated portion of the issuance costs. This resulted in an additional $416,000 charge in October 1997. We will accelerate the amortization of the debt issuance costs a second time because of our purchase of an additional $32.4 million of the notes in February 1999.

NOTE 8 -- MINORITY INTEREST IN SUBSIDIARIES

         Two individuals own a combined 5.8824% in two of our subsidiaries, CKB Petroleum, Inc. and CKB & Associates, Inc. The two subsidiaries were acquired when we merged with S-Sixteen Holding Company in December 1998. The minority interest liability reflects their percentage of the total combined equity in the two subsidiaries. Before the merger, the two shareholders, which were former officers of the companies, filed suit against S-Sixteen Holding Company and the two subsidiaries. In this suit the plaintiffs allege that from 1981 to the present the defendants wasted and/or misappropriated CKB Petroleum's corporate assets by paying excessive and unreasonable salaries, bonuses and expenses, and making bogus loans and cash advances. The plaintiffs believe that the court should reclassify these "improper" expenditures as "constructive" dividends and that they should receive a pro-rata share of such dividends. In addition, the plaintiffs also seek an equitable order from the court compelling us to buy out their interest. We will vigorously defend against all of these claims.

NOTE 9 -- LONG-TERM ACCOUNTS PAYABLE AND NOTES PAYABLE

         Long-term accounts payable include the long-term portion of future payments due to a vendor that become due over the next three years.

         In December 1992, we issued $55.1 million of 8 1/4% Convertible Subordinated Notes. The notes mature December 1, 2002, and convert into shares of common stock at the election of the note-holder any time before maturity, unless previously redeemed. Interest is payable semiannually on June 1 and December 1. We may redeem all or a portion of the notes any time after December 1, 1995, at 105.775% of the face amount. The redemption price decreases .825% each subsequent December 1. The notes are unsecured and subordinate to existing and future senior indebtedness.

         The indenture for the notes requires us to make an offer to purchase the notes if a "change in control" occurs. The purchase price is the total of the par value plus accrued interest through the date of purchase. In August 1997, Mr. J.R. Simplot purchased S-Sixteen Holding Company, then known as Box Brothers Holding Company. The purchase resulted in a "change of control" as defined in the indenture. In October 1997, we repurchased $16.7 million of the notes outstanding. In December 1998, we reclassified our two classes of common stock into one class of common stock. The indenture also defined this transaction as a "change in control" and we made another offer to purchase the notes. In February 1999, we repurchased $32.4 million of the notes outstanding pursuant to this offer. Of the total amount of notes purchased by us in February 1999, we classified $8.4 million as a short-term liability and the remainder as a long-term liability because we refinanced this portion with long-term debt.

         At December 31, 1998, we had a revolving line of credit established with a bank. The line of credit with a borrowing base of $15.0 million was scheduled to expire in March 2000. The company's oil and gas properties were the collateral for this line of credit. The interest rate for the line of credit was the lender's floating base rate plus 0.5% until December 31, 1998, and was reduced to the lender's floating base rate effective January 1, 1999. At December 31, 1998, we had an outstanding balance of $3.5 million and had issued letters of credit totaling $250,000 against this line of credit.

                       Remington Oil and Gas Corporation
                   Notes to Consolidated Financial Statements


         In February 1999, we replaced the existing line of credit with a new line of credit from a different bank. The new line of credit with a borrowing base of $32.0 million expires in 2003. We pledged our oil and gas properties as collateral for the new line of credit. We will accrue and pay interest at varying rates based on premiums of from 1.625 to 2.375 percentage points over the London Interbank Offered Rates. On February 24, 1999, we borrowed $24.5 million on this line of credit and used the proceeds to buy a portion of the convertible notes. The most significant financial covenants in the new line of credit include, among others, maintaining a minimum current ratio of 1.0 to 1.0, excluding any current liabilities associated with the Phillips Petroleum Company litigation, a minimum tangible net worth of $55.0 million plus 50% of future net income and 100% of any non-redeemable preferred or common stock offerings, maximum debt to EBITDA of 3.0 to 1.0, and interest coverage of 3.0 to 1.0.

         We estimate that the fair value of our long-term indebtedness, including the current maturities of such obligations, is approximately $43.6 million at December 31, 1998 and $43.0 million at December 31, 1997. We based the fair value on the quoted market bid price for our convertible notes and on current rates available for our other indebtedness.

NOTE 10 -- LEASE COMMITMENTS AND CONTINGENT LIABILITIES

         We lease approximately 17,000 square feet of office space in Dallas Texas. The non-cancelable operating lease expires in April 2008. The following table reflects our rent payments for the past three years and the commitment for the future minimum rental payments.

                                      Year                        Rent
                          ----------------------------    --------------------
                                      1996                   $     717,000
                                      1997                   $     716,000
                                      1998                   $     474,000
                                      1999                   $     407,000
                                      2000                   $     407,000
                                      2001                   $     433,000
                                      2002                   $     441,000
                                      2003                   $     441,000
                              Remaining commitment           $    2,027000

         We are defendants in litigation with Phillips Petroleum Company concerning their net profits interest ownership in South Pass block 89. We discuss this litigation in more detail in Note 14 -- Net Profits Expense. Because of our acquisition of S-Sixteen Holding Company in December 1998, we are involved in litigation with the minority stockholders of CKB Petroleum, Inc. and CKB & Associates, Inc. A more detailed discussion of this litigation is located in Note 8 -- Minority Interest Liability. During the first quarter of 1999, the Minerals Management Service informed us of certain audit issues. The issues involve alleged underpaid royalties on the November 1990 gas contract settlement, the use of FERC tariffs for oil transportation allowances from our South Pass blocks, and alleged underpaid crude oil royalties on our South Pass blocks. We have responded to their audit issue letters. In our responses to the MMS's audit issue letters, we expressed our disagreement with the positions set forth in their letters.

         We have no other material pending legal proceedings other than the litigation mentioned above. Other than certain possible outcomes of the Phillips litigation, it is our opinion that any adverse judgments or results would not have a material adverse effect on our financial position.

NOTE 11 -- COMMON STOCK, PREFERRED STOCK AND DIVIDENDS

         In December 1998, the holders of class A common stock and class B common stock approved the merger agreement with S-Sixteen Holding Company. Part of the transaction involved the exchange of one class of new voting common stock for the two classes of common stock that were outstanding. The stockholders who owned class A common stock received 1.15 shares of the new common stock for each share of class A common stock. The stockholders who owned class B common stock received 1 share of the new common stock for each share of class B common stock.

         We issued 579,757 shares of the new common stock plus a warrant to purchase 300,000 additional shares of

                       Remington Oil and Gas Corporation
                   Notes to Consolidated Financial Statements


the new common stock for the assets of S-Sixteen Holding Company. The exercise prices on the warrant range from $7.00 to $11.00. In addition, our stockholders approved an increase in the number of authorized common stock shares to 100 million and authorized 25.0 million shares of "blank check" preferred stock. The par value of the new common stock is $0.01 per share. The board of directors can issue multiple series of preferred stock and set different terms, voting rights, conversion features and redemption rights for each distinct series of the preferred stock. We have reserved approximately 2.8 million shares of common stock for our two stock option plans, which are discussed in more detail in Note 16 -- Employee and Director Compensation Plans, and 300,000 shares for the warrant.

         We have not paid dividends since before 1992. Dividends are not currently restricted. However, if we pay dividends in excess of 2% of the market price per share during a calendar quarter, the conversion price of the 8 1/4% Convertible Subordinated Notes will be adjusted proportionately. The determination of future cash dividends, if any, will depend upon, among other things, our financial condition, cash flow from operating activities, the level of our capital and exploration expenditure needs and our future business prospects.

NOTE 12 -- OIL AND GAS REVENUES

         We recognize oil and gas revenue in the month of actual production. Our actual sales have not been materially different from our entitled share of production and we do not have any significant gas imbalances. In 1998, sales by a gas marketing company accounted for approximately 53% of our total gas revenue. In addition, we sold approximately 72% of our total oil production to one company during the year, which accounted for approximately 75% of our total oil revenues in 1998. We do not believe that the risk of losing services or sales from either of these companies would have a material adverse effect on us.

NOTE 13 -- MARKETABLE SECURITIES

         When we sell a marketable security, we record the realized gain or loss on that specific security in the income statement. The following table includes certain information about our marketable security transactions and the change in net unrealized holding gains and losses.

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                          --------------------------------------
                                                                            1998          1997            1996
                                                                          --------      --------        --------
                                                                                     (In thousands)
Sales Proceeds                                                                  -        $ 33,411        $ 8,127
Gross realized gains                                                            -        $     46        $     7
Gross realized (losses)                                                         -        $   (169)       $  (80)
Change in net unrealized holding gains and losses                               -        $    186        $  (29)

         In 1997 and 1996, we classified all of our marketable securities as available-for-sale and recorded them on the balance sheet at their market value as of the balance sheet date. The unrealized holding gains and losses that result from the difference between the market value and the cost of these securities are recorded, net of tax, as a separate component of stockholders' equity.

NOTE 14 -- NET PROFITS EXPENSE

         We pay Phillips Petroleum Company 33% of the "net profit", as defined in the farm-out agreement, from South Pass block 89. The following table summarizes the net profits expense calculation:

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                       ----------------------------------
                                                         1998        1997          1996
                                                       --------    --------      --------
                                                                 (In thousands)
Oil and natural gas revenue (net of transportation)    $ 13,434     $ 30,567     $ 42,063
Operating, overhead, and capital expenditures            (2,525)      (5,292)      (7,279)
                                                       --------     --------     --------
"Net profit" from South Pass block 89                  $ 10,909     $ 25,275     $ 34,784
                                                       ========     ========     ========

   Net profit expense (at 33%)                         $  3,600     $  8,341     $ 11,479
                                                       ========     ========     ========

                       Remington Oil and Gas Corporation
                   Notes to Consolidated Financial Statements


         We are engaged in litigation with Phillips Petroleum Company concerning the Net Profits interest in South Pass block 89. In this dispute, Phillips contends that pursuant to its 33% Net Profits interest in South Pass block 89, it was entitled to receive an overriding royalty for months in which "net profits" were not achieved; that an excessive oil transportation fee was being charged to the Net Profits account; and that the entire $69.6 million cash payment that had been received by OKC Limited Partnership (our predecessor) from the 1990 settlement of previous litigation between Texas Eastern and us, should have been credited to the Net Profits account instead of the $5.8 million that was credited. On the latter claim, Phillips seeks to receive in excess of $21.5 million, while on the first two claims Phillips alleged aggregate damages of several million dollars. In addition, Phillips, under the Louisiana Mineral Code, is seeking double damages and cancellation of the farm-out agreement that created the Net Profits interest. We denied Phillips' claims and defended ourselves during a non-jury trial in April 1997. At trial, we asserted a counterclaim that Phillips had breached a settlement agreement regarding previous litigation, and we sought to recover damages in excess of $10.0 million.

         In August 1998, the trial court ruled in the litigation. In its ruling, the court awarded Phillips $1.6 million plus interest for its overriding royalty claim and $9.3 million plus interest for its claim on the 1990 settlement. The trial court dismissed Phillips' claim of excessive transportation charges and its claims for double damages and lease cancellation. The trial court also dismissed our counterclaim. In October 1998, the trial court finalized its judgment. We have filed an appeal on certain of the adverse portions of the judgment. The trial court has required that we post a bond in order to prevent Phillips from executing on the judgment pending appeal. The amount of the bond is $18.0 million, 50% of which is collateralized by cash and a letter of credit. During the pendency of the appeal, simple interest will continue to accrue on the $10.9 million judgment.
Phillips has also filed notice to appeal.

         In connection with the proceeds from the termination of the Texas Eastern gas sales contract, we filed a declaratory judgment action against Phillips in federal district court in Dallas, Texas. In the action we asked the court to declare that none of the $49.8 million we received from the contract termination is owed to Phillips under the farm-out agreement. In existing litigation in Collin County, Texas, addressing the same issues that have been adjudicated by the Louisiana court, Phillips has filed a counterclaim asserting that the proceeds of the termination agreement should be credited to the Net Profits account. In response to Phillips counterclaim, we have filed an amended petition seeking a declaratory judgment that the termination proceeds need not be credited to the Net Profits account. We agreed to dismiss our federal court action and the Collin County action is stayed pending resolution of the Louisiana appeal. Certain possible outcomes of our current litigation with Phillips Petroleum Company could have a material adverse effect on Remington.

         In connection with the judgment, and in accordance with Statement of Financial Accounting Standards No. 5 entitled "Accounting for Contingencies," we recorded $18.0 million as an expense in August 1998. This amount includes both the awards by the trial court and the estimated interest on those awards through September 30, 1998.

NOTE 15 -- REORGANIZATION COSTS

         Reorganization expense recorded in 1997 and 1996 includes employee severance expense, litigation settlement amounts and other costs. During 1997, 31 employees were dismissed, resigned or notified us of their resignation. We paid severance amounts to the employees ranging from 6 to 18 months of their base pay because of severance agreements between the employees and us. The 31 employees included three executive officers (Senior Vice President/Operations, Vice President/Marketing and Supply, and Treasurer), ten employees from the operations technical staff and 18 other professional or clerical personnel. In 1996, under the same severance agreements, 15 employees were dismissed, resigned or notified us of their resignation. The employees included the Chief Executive Officer, Executive Vice President, Chief Financial Officer, General Counsel, and Chief Accounting Officer. During 1995, we adopted a reorganization plan, which eliminated eight positions that included personnel involved with corporate development and the management of our real estate properties in Mississippi and Louisiana. Total reorganization costs included primarily severance pay and benefits to terminated employees, but also included rent expense on closed offices.

         In the third quarter of 1997, we agreed to pay Thomas D. Box $1.2 million to settle his severance claims and lawsuits against us. He was the Chief Executive Officer and President of the company before his dismissal by the board of directors in August 1996. In addition, the company granted him options to purchase 50,000 shares of common stock

                       Remington Oil and Gas Corporation
                   Notes to Consolidated Financial Statements


at $9.00 per share, office furniture, computer equipment and a 3-D seismic workstation.

         When Mr. J.R. Simplot purchased S-Sixteen Holding Company in August 1997, we executed a letter of intent to settle all the litigation brought by Mr. Simplot and other plaintiffs. Under the terms of the subsequently-executed settlement agreement, we paid Mr. Simplot $1.9 million for attorneys' fees and Mr. James Arthur Lyle $100,000 for attorneys' fees. S-Sixteen Holding Company owned approximately 57% of our voting common stock until December 1998. At December 31, 1998, Mr. Simplot controlled approximately 27% of our common stock. Mr. Lyle has been a member of the board of directors since September 2, 1997.

NOTE 16 - EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock option plans

         We have two stock option plans: the 1992 Incentive Stock Option Plan and the 1997 Stock Option Plan. Remington discontinued a third plan, the 1992 Non-Qualified Stock Option Plan in 1997. We no longer use the 1992 Incentive Stock Option Plan, however, 28,500 options remain outstanding thereunder. An employee can exercise up to 50% of the options granted under the 1992 Incentive Stock Option Plan after three years from the date of grant and may exercise the remaining 50% after five years from the date of grant. The options expire ten years from the date of grant. A committee that includes at least two or more outside non-employee directors administers the 1997 Stock Option Plan. The committee has the discretion to determine the participants, the number of shares granted to each person, the purchase price of the common stock covered by each option and most other terms of the option. Options granted under the plan may be either incentive stock options or non-qualified stock options. The committee may issue options for up to 2.8 million shares of common stock, but no more than 275,000 shares to any individual.

         We continue to apply the accounting provisions of Accounting Principles Board Opinion 25, entitled "Accounting for Stock Issued to Employees," and related interpretations to account for stock-based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. A summary of our stock option plans as of December 31, 1997, 1996, and 1995 and changes during the years ending on those dates is presented below:

                                                                     AT DECEMBER 31,
                                          ---------------------------------------------------------------------
                                                1998                     1997                   1996
                                          ----------------------- ---------------------  -----------------------
                                                        WEIGHTED              WEIGHTED                 WEIGHTED
                                                        AVERAGE               AVERAGE                  AVERAGE
                                                        EXERCISE              EXERCISE                 EXERCISE
                                            SHARES       PRICE      SHARES     PRICE       SHARES      PRICE
                                          ---------    ---------  ----------  ---------  ----------   ---------
Outstanding at beginning of year           455,000       $6.92      312,500     $ 9.52      622,000     $10.08
Granted                                    751,000       $5.72      426,500     $ 6.73       41,000     $ 8.85
Exercised                                       --          --           --         --           --         --
Forfeited                                  (30,500)      $6.80     (284,000)    $ 9.51     (350,500)    $10.43
                                         ---------       -----     --------     ------     --------     ------
Outstanding at end of year               1,175,500       $6.15      455,000     $ 6.92      312,500     $ 9.52
                                         =========       =====     ========     ======     ========     ======

Options exercisable at year-end            257,921       $7.07        8,000     $11.88       38,600     $11.88


Weighted-average fair value of options
  granted during the year                                $3.32                  $ 4.65                  $ 6.15

         The options outstanding at December 31, 1998, have a weighted-average remaining contractual life of 9 years and an exercise price ranging from $3.125 to $11.875 per share.

                       Remington Oil and Gas Corporation
                   Notes to Consolidated Financial Statements


         The table below reflects the effect on our net income or loss if we recorded the estimated compensation costs for the stock options using the estimated fair value as determined by applying the Black-Scholes option pricing model.

                                                                             FOR YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------------------
                                                                      1998               1997               1996
                                                                    --------           --------           ---------
                                                                                    (In thousands)
Net income (loss)                                As reported          $ 13,617         $ (26,790)        $ (7,662)
                                                 Pro forma            $ 12,591         $ (27,062)        $ (7,774)
Basic income (loss) per share                    As reported          $   0.67         $   (1.31)        $  (0.37)
                                                 Pro forma            $   0.62         $   (1.32)        $  (0.37)
Diluted income (loss) per share                  As reported          $   0.66         $   (1.31)        $  (0.37)
                                                 Pro forma            $   0.61         $   (1.32)        $  (0.37)

         The fair value of each option grant for the years ended December 31, 1998, 1997, and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                    FOR YEARS ENDED DECEMBER 31,
                           ----------------------------------------------
                             1998               1997               1996
                           --------           --------           --------
Expected life (years)          10                 10                  10
Interest rate                5.50%              6.19%               6.85%
Volatility                  51.17%             49.50%              48.21%
Dividend yield                  0                  0                   0

Non-Employee Director Stock Purchase Plan

         The stockholders approved the non-employee director stock purchase plan in December 1997. The plan allows the non-employee directors to receive their directors' fees in shares of common stock. Once each year each non-employee director of the company may elect to receive all or a portion of his fees in restricted shares of common stock instead of cash. The number of shares received will be equal to 150% of the cash fees divided by the closing market price of the common stock on the day that the cash fees would otherwise be paid. The director can not transfer the common stock until one year after issuance or the termination of a director resulting from death, disability, removal, or failure to be nominated for an additional term. The director can vote the shares of restricted stock and receive any dividend paid in cash or other property.

Transactions with Directors

         We paid executive search fees during 1998 totaling $40,000 and during 1997 totaling $141,000 to Preng and Associates, Inc., which is a company controlled by a member of our board of directors.

                       Remington Oil and Gas Corporation
                   Notes to Consolidated Financial Statements

Pension Plan

         Remington and CKB Petroleum each have a noncontributory defined benefit pension plan. The retirement benefits available are generally based on years of service and average earnings. We fund the plans with annual contributions at least equal to the minimum funding provisions of the Employee Retirement Income Security Act of 1974, as amended, but no more than the maximum tax deductible contribution allowed. Plan assets consist primarily of equity and fixed income securities. The following table sets forth the reconciliation of the benefit obligation, plan assets, and funded status for Remington's pension plan.

                                                                AT DECEMBER 31,
                                                            ----------------------
 ASSETS                                                       1998         1997
                                                            --------      -------
RECONCILIATION OF THE CHANGE IN BENEFIT OBLIGATION
   Beginning benefit obligation                              $ 2,938     $ 3,032
     Service cost                                                 79         116
     Interest cost                                               201         222
     Effect of settlement                                       (644)       (632)
     Actuarial loss (gain)                                       372         820
     Benefits paid                                              (142)       (620)
                                                             -------     -------
   Ending benefit obligation                                 $ 2,804     $ 2,938
                                                             =======     =======

RECONCILIATION OF THE CHANGE IN PLAN ASSETS
   Beginning market value                                    $ 3,160     $ 3,500
     Actual return on plan assets                                312         280
     Employer contributions                                      150          --
     Benefit payments                                           (786)       (620)
                                                             -------     -------
   Ending market value                                       $ 2,836     $ 3,160
                                                             =======     =======

FUNDED STATUS AND AMOUNTS RECOGNIZED IN THE BALANCE SHEET
   Funded status                                             $    32     $   222
   Unrecognized net actuarial loss (gain)                        320          --
   Effect of the settlement                                      (60)         --
                                                             -------     -------
   Adjusted prepaid (accrued) benefit cost                   $   292     $   222
                                                             =======     =======


         The net periodic pension cost recognized in our income statements include the following components:


                                                                        FOR YEARS ENDED DECEMBER 31,
                                                                       -----------------------------
                                                                         1998      1997      1996
                                                                       --------  --------  ---------
                                                                               (In thousands)
COMPONENTS OF NET PERIODIC PENSION COST
     Service cost                                                       $  79      $ 116      $ 140
     Interest cost on projected benefit obligation                        201        222        214
     Actual return on plan assets                                        (259)      (281)      (324)
     Net amortization and deferrals                                        --         21        114
                                                                        -----      -----      -----
     Net periodic pension cost                                             21         78        144
     Special recognition due to curtailment and lump sum settlements       --        (36)        --
                                                                        -----      -----      -----
   Net periodic pension cost                                            $  21      $  42      $ 144
                                                                        =====      =====      =====

WEIGHTED AVERAGE ASSUMPTIONS
   Discount rate                                                         7.00%      7.00%      7.50%
   Expected return on plan assets                                        8.00%      8.00%      8.00%
   Rate of compensation increase                                         3.00%      3.00%      3.00%

                       Remington Oil and Gas Corporation
                   Notes to Consolidated Financial Statements


         Remington acquired CKB Petroleum in December 1998 as part of the merger with S-Sixteen Holding Company. Because of the merger, we acquired the CKB Petroleum pension plan. The following table presents the benefit obligation, plan assets, and funded status of the CKB Petroleum plan at the time of acquisition.

Benefit obligation                                            $    527,000
Market value of plan assets                                   $    553,000
Adjusted prepaid benefit cost                                 $     19,000

         Statement of Financial Accounting Standards No. 88 entitled "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" requires immediate recognition of certain previously unrecognized amounts when certain transactions or events occur in a defined benefit pension plan. It prescribes the method for determining the amount to be recognized in earnings when a pension obligation is settled or a plan is curtailed. Settlement is defined as an irrevocable action that relieves the employer (or the plan) of primary responsibility for an obligation and eliminates significant risks related to the obligation and the assets used to effect the settlement. A curtailment is defined as a significant reduction in, or an elimination of, defined benefit accruals for present employees' future services. During 1998, Remington distributed plan assets in settlement of certain obligations to former employees. The following is reconciliation of the settlement on the various components of the plan.

                                                     Disclosure           Loss                            Disclosure
                                                      Prior to         Measured at                      With effect of
                                                     Settlement        Settlement       Settlement        Settlement
                                                    -------------     -------------    ------------     --------------
                                                                             (In thousands)
Vested benefit obligation                           $   (2,925)       $     (373)      $      644       $   (2,654)
Nonvested benefit obligation                               (90)                -                -              (90)
                                                    ----------        ----------       ----------       ----------
Accumulated benefit obligation                          (3,015)             (373)             644           (2,744)
Effect of future pay increases                             (60)                -                -              (60)
                                                    ----------        ----------       ----------       ----------
Projected benefit obligation                            (3,075)             (373)             644           (2,804)
Assets                                                   3,480                 -             (644)           2,836
                                                    ----------        ----------       ----------       ----------
Funded status                                              405              (373)               -               32
Unrecognized (gain) loss                                   (53)              373              (60)             260
                                                    ----------        ----------       ----------       ----------
(Accrued) prepaid pension cost                      $      352        $        -       $      (60)      $      292
                                                    ==========        ==========       ==========       ==========

Employee Severance Plan, Post Retirement Benefits and Post Employment Benefits

         We adopted an employee severance plan in November 1997. The plan provides severance benefits ranging from 2 months to 18 months of the employee's base salary if the employee is terminated involuntarily. The plan incorporates the provisions and terms of any individual contract or agreement that an employee may have with the company. In 1995, certain employees had signed individual severance agreements with the company. In addition, certain of the executive officers have individual employment contracts with the company.

         We have never paid postretirement benefits other than pensions and have not obligated ourselves to pay such benefits in the future. Future obligations for postemployment benefits are immaterial. Therefore, we have not recognized any liability for either.

                       Remington Oil and Gas Corporation
                   Notes to Consolidated Financial Statements


 NOTE 17 -- INCOME TAXES

         Income tax expense or benefit includes both the current income taxes and deferred income taxes. Current income tax expense or benefit equals the amount calculated on our income tax return for that year. Deferred income tax expense or benefit equals the change in the net deferred income tax asset or liability from the beginning of the year to the end of the year. The following table provides a reconciliation of our income tax expense or (benefit):

                                                                      FOR YEARS ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                  1998         1997          1996
                                                                --------     --------      ---------
                                                                            (In thousands)
"Expected" tax expense (benefit) (35% of income before taxes)    $  5,031     $(4,258)     $ (3,301)
Net adjustment to valuation allowance                              (4,708)      19,052        1,036
Other                                                                  --         (171)         569
                                                                 --------     --------     --------
Total deferred income tax expense (benefit)                           323       14,623       (1,696)
Provision (credit) for alternative minimum tax                        433           --          (74)
                                                                 --------     --------     --------
Total income tax expense (benefit)                               $    756     $ 14,623     $ (1,770)
                                                                 ========     ========     ========

         In 1997 we increased the valuation allowance against the entire deferred tax asset and recorded the related deferred income tax expense. Our actual 1997 results and future projections were significantly different than anticipated in our 1996 and prior projections. The difference resulted from a significant drop in commodity prices, the unusual and unforeseen reorganization expenses incurred in the last half of 1997, and a downward revision in our proved gas reserves as of January 1, 1998, on South Pass block 89.

         We determine the amount of our deferred income tax asset or liability by multiplying the enacted tax rate by the temporary differences, net operating or capital loss carry-forwards plus any tax credit carry-forwards. The tax rate used is the effective rate applicable for the year in which the temporary differences or carry-forwards expect to reverse. A valuation allowance offsets deferred income tax assets, which are not expected to reverse in future years using a "more likely than not" scenario that excludes probable and possible oil and natural gas reserves. The following table reflects the significant components of our deferred tax asset.

                                                                                         AT DECEMBER 31,
                                                                                     ----------------------
                                                                                        1998        1997
                                                                                     ---------    ---------
                                                                                          (In thousands)
Asset (liability) from difference in book and tax basis of oil and gas properties     $ (2,257)    $ 11,012
Asset from difference in book and tax basis of other assets                                879          192
Asset from difference in book and tax basis accrued liabilities                          5,339        1,204
Federal income tax operating loss carry-forward                                          7,977        9,549
Federal capital loss carry-forwards                                                        327          197
Alternative minimum tax credit carry-forward                                               644          262
                                                                                      --------     --------
Total deferred tax asset                                                                12,909       22,416
Valuation allowance                                                                    (12,909)     (22,416)
                                                                                      --------     --------
Net deferred tax asset                                                                $      -     $      -
                                                                                      ========     ========

         The unused federal income tax operating loss carry-forward of $22.8 million will expire during the years 2007 through 2012 if not previously utilized, and the capital loss carry-forward of $934,000 will expire in the years 1999 through 2002.

                       Remington Oil and Gas Corporation
                   Notes to Consolidated Financial Statements


NOTE 18 -- INCOME PER COMMON SHARE

         We compute basic income per share by dividing net income by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the net income of the company. The following table presents our calculation of basic and diluted income per share.

                                                                            FOR YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------------
                                                                       1998           1997            1996
                                                                     --------       --------       ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) available for basic income per share               $ 13,617       $(26,790)      $ (7,662)
   Interest expense on the Notes (net of tax) (2)                       2,058             --             --
                                                                     --------       --------       --------
Net income (loss) available for diluted income per share             $ 15,675       $(26,790)      $ (7,662)
                                                                     ========       ========       ========

Basic income (loss) per share                                        $   0.67       $  (1.31)      $  (0.37)
                                                                     ========       ========       ========

Diluted income (loss) per share                                      $   0.66       $  (1.31)      $  (0.37)
                                                                     ========       ========       ========

Weighted average common shares for basic income (loss) per share       20,370         20,524         20,803
   Dilutive stock options outstanding (treasury stock method) (1)          --             --             --
   Shares assumed issued by conversion of the Notes (2)                 3,488             --             --
                                                                     --------       --------       --------
Total common share for diluted income (loss) per share                 23,858         20,524         20,803
                                                                     ========       ========       ========

(1) Non dilutive
(2) Non dilutive in 1997 and 1996
Potential increase to net income for diluted income per share
   Interest expense on Notes (net of tax)                            $     --       $  2,835       $  2,954

Potential issues of common stock for diluted income per share
   Weighted average stock options granted                                 875             99            302
   Weighted average shares from warrant issued in merger                    2             --             --
   Weighted average shares issued assuming conversion of Notes             --          4,741          5,007

 NOTE 19 -- OTHER RELATED PARTY TRANSACTIONS

         Under the Limited Partnership Agreement of OKC Limited Partnership, the general partners were entitled to advancement of litigation expenses in the event they were named parties to litigation in their capacity as general partners. In order to receive such advancements, each general partner was required to request, in writing, advancement of litigation expenses and undertake to repay any advancements in the event it was determined, in accordance with applicable law, that the general partners were not entitled to indemnification for litigation expenses. Each general partner executed such an undertaking agreement in relation to the Griffin Case. Accordingly, the Partnership, and later the company, advanced litigation expenses to CKB & Associates, Inc. and Cloyce K. Box (and his estate following his death) in connection with such litigation. In addition, we advanced litigation expenses on behalf of certain directors and officers of the company for one lawsuit related to the Griffin litigation and other lawsuits related to the Devere and Nealon Case and Thomas D. Box Cases. In accordance with our By-Laws, the defendants have executed written undertakings to repay us for any related expenses advanced on their behalf if it is later found that such costs were not subject to indemnification. No judicial determination has been made that any of the general partners, directors or officers are not entitled to indemnification for litigation expenses incurred. The total legal costs incurred related to these cases were $351,000 in 1997 and $1.5 million in 1996.

         Included in Accounts receivable - other is a receivable in the amount of $210,000 from the Estate of Cloyce K. Box. Don D. Box, an officer and director of the company, is co-executor of the Estate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table provides information with respect to persons who served on the company's board of directors or as an executive officer of the company during 1998. Each director holds office until his successor is elected and qualified or until his or her earlier resignation or removal in accordance with our Certificate of Incorporation and By-Laws. Several of the present and former directors and several of the present and former officers have been named as defendants in one or more legal actions. See "Litigation Involving Directors and Officers." Executive officers hold their respective offices at the pleasure of the board of directors.

NAME                         AGE        POSITION
----                         ---        --------
Don D. Box                   48         Director, Executive Vice President
John E. Goble, Jr. (2)       52         Director
William E. Greenwood (3)     60         Director
David H. Hawk (1)            54         Director, Chairman of the Board
James Arthur Lyle (3)        54         Director
David E. Preng (3)           52         Director
Thomas W. Rollins (1)        67         Director
Alan C. Shapiro (2)          53         Director
James A. Watt (1)            49         Director, President and Chief Executive Officer
Robert P. Murphy             40         Vice President/Exploration
Steven J. Craig              47         Senior Vice President/Planning and Administration
J. Burke Asher               58         Vice President/Finance and Secretary
Edward V. Howard             36         Vice President/Controller and Assistant Secretary

---------------

(1)      Member of the Executive Committee.
(2)      Member of the Audit Committee.
(3)      Member of the Compensation Committee.

         The following is a brief description of the background and principal occupation of each director and executive officer of the company.

         Don D. Box has served as a director of the company since March 1991 and as Executive Vice President of the company since October 1997. He served as Chairman of the Board of Directors from January 1994 to October 1997, as Chief Executive Officer from August 1996 to October 1997, and as President from August 1996 to March 1997. From March 1994, until January 1995, he served as our Director of Corporate Development. He served as Vice President of S-Sixteen Holding Company from September 1997 until December 1998. He has served as Vice President of CKB & Associates, Inc. and CKB Petroleum, Inc. since September 1997. For more than five years prior to September 1997, he served as a director and executive officer of S-Sixteen Holding Company, CKB & Associates, CKB Petroleum, and certain other affiliates of S-Sixteen Holding Company. Mr. Box is a director of Toucan Mining Company. He is a co-executor of the Cloyce K. Box Estate. He received a Bachelor of Arts degree from the University of Pennsylvania, a Bachelor of Science in Economics degree from the Wharton School of the University of Pennsylvania, and a Master of Business Administration degree from Southern Methodist University.

         John E. Goble, Jr. has served as a director since April 1997. Mr. Goble is a certified public accountant and a certified financial planner and from 1986 through the present has served as an investment and financial advisor to Byrd Investments. Mr. Goble is a director of the Miracle of Pentecost Foundation. Mr. Goble is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants. He has a Bachelor of Business Administration degree from Southern Methodist University.

         William E. Greenwood has served as a director since April 1997. From 1995 through the present, Mr. Greenwood has served as a consultant. He served as director and chief operating officer of Burlington Northern Railroad Corporation from 1990 until 1994. Mr. Greenwood is a director of AmeriTruck Distribution Corporation, Mark VII, Inc., and Transport Dynamics Inc. Mr. Greenwood is also president of the Mendota Museum and Historical Society. He received a Bachelor of Science degree from Marquette University.

         David H. Hawk has served as a director since September 1997 and as Chairman of the Board since October 1997. Since 1984, he served as Director, Energy Natural Resources for the J.R. Simplot Company in Boise Idaho, which was founded by J.R. Simplot, who together with members of his family, controls approximately 27% of the company's outstanding common stock. Mr. Hawk previously held the positions of Exploration Geologist with Atlantic Richfield Company and Tenneco Inc. He has held executive positions with IGC Production Company, Sundance Oil Company, and Horn Resources Corporation. He received a Bachelor of Science in Geology degree from the University of Idaho and a Master of Science in Geology degree from the University of Oklahoma.

         James Arthur Lyle, CCIM, has served as a director since September 1997. Since 1976, he has been the owner of James Arthur Lyle & Associates, a commercial, industrial and investment real estate firm in El Paso, Texas. Since 1984, Mr. Lyle has served as a director, Chief Operating Officer, and President of Hueco Mountain Estates, Inc., a 10,500-acre multi-use real estate development located in El Paso County, Texas. He received a Bachelor of Science in Industrial Management degree from the Georgia Institute of Technology.

         David E. Preng has served as a director since April 1997. From 1980 through the present, Mr. Preng has been Chief Executive Officer and President of Preng and Associates, Inc., an international executive search firm specializing in the energy industry. He is a director of Citizens National Bank of Texas and the British American Business Council in Houston, and is a fellow of the Institute of Directors in London. He has a Bachelor of Science in Business Administration degree from Marquette University and a Master of Business Administration degree from DePaul University.

         Thomas W. Rollins has served as a director since July 30, 1996. Since 1992, Mr. Rollins has been Chief Executive Officer of Rollins Resources, a natural gas and oil consulting firm. From March 1991 until 1992, Mr. Rollins was President and Chief Executive Officer of Park Avenue Exploration Corporation, an oil and gas exploration company and a subsidiary of USF&G Corporation. He is a director of Enron Cash Company #2, Pheasant Ridge Winery, The Teaching Company, and the Nature Conservancy of Texas. During his career, Mr. Rollins has held executive positions and/or directorships with Shell Oil Company, Pennzoil Company, Florida Gas Transmission Company, Pogo Producing Company, Magma Cooper Company, and Felmont Oil Corporation. He is a graduate and Distinguished Career Medalist of the Colorado School of Mines.

         Alan C. Shapiro has served as a director since May 5, 1994. Since 1991, Dr. Shapiro has been the Ivadelle and Theodore Johnson Professor of Banking and Finance in the Department of Finance and Business Economics, Marshall School of Business, University of Southern California. From 1993 to 1998, he was chairman of the Department. His business activity also includes frequent engagements as a consultant and/or expert witness with a wide variety of businesses and government agencies. Dr. Shapiro has authored many books and articles including a best-selling textbook, Multinational Financial Management, which is in use in many of the MBA programs around the world. Dr. Shapiro received a Bachelor of Arts in Mathematics degree from Rice University and a Ph.D. in Economics degree from Carnegie Melon University.

         James A. Watt has served as a director since September 1997, as President and Chief Operating Officer from March 1997 to February 1998, and as President and Chief Executive Officer since February 1998. Since January 1999 he has also served as a director and President of CKB & Associates, Inc. and CKB Petroleum, Inc. Mr. Watt was a Vice President/Exploration of Seagull Energy E&P, Inc. from 1993 to 1997. He was Vice President/Exploration & Exploitation of Nerco Oil & Gas, Inc. from 1991 to 1993. Mr. Watt received a Bachelor of Science in Physics from

Rensselaer Polytechnic Institute.

         Robert P. Murphy joined the company as Vice President/Exploration on January 22, 1998. Mr. Murphy served as a director of Cairn Energy USA, Inc. from May 1996 to November 1997. Mr. Murphy joined Cairn in 1990 as an exploration geologist and was Cairn's Vice President-Exploration from March 1993 to January 1998. From 1984 to 1990, Mr. Murphy served as an exploration geologist for Enserch Exploration, an oil and gas company. Mr. Murphy holds a Master of Science in geology from The University of Texas at Dallas.

         Steven J. Craig has served as Senior Vice President/Planning and Administration of the company since April 1997, and served as Administrative Assistant to the Chairman from August 1996 to April 1997. Since January 1999 he has also served as a director and Vice President of CKB & Associates, Inc. and CKB Petroleum, Inc. He served as Vice President and Assistant Treasurer of S-Sixteen Holding Company, CKB & Associates, and CKB Petroleum from March 1997 to October 1997, and as a director from March 1997 to August 1997. Mr. Craig served as Assistant Treasurer and Controller of CKB & Associates and CKB Petroleum from March 1996 to March 1997, and served as Chief Financial Officer and Assistant Treasurer of S-Sixteen Holding Company from May 1996 to March 1997. He served as Vice President of Remington from February 1994 to March 1995. Mr. Craig was self employed in real estate and consulting from 1992 to 1994 and from March 1995 to March 1996. Mr. Craig received a Bachelor of Arts in Economics degree and a Master of Business Administration in Finance and Quantitative Analysis degree from Southern Methodist University.

         J. Burke Asher has served as Vice President/Finance of the company since December 1997 and as Secretary since October 1996. He served as the company's Chief Accounting Officer from September 1996 to December 1997. He served as Treasurer and Assistant Secretary of S-Sixteen Holding Company from March 1997 to December 1998. He has served as Treasurer and Assistant Secretary of CKB & Associates, Inc. and CKB Petroleum, Inc. since March 1997. He served as a director of S-Sixteen Holding Company and CKB & Associates from March 1997 to August 1997, and as a director of CKB Petroleum from March 1997 to April 1997. Mr. Asher was an independent, self-employed financial consultant and adviser from 1987 to 1996. He also served as controller of Doty-Moore Tower Services, Inc., a privately held contractor to the communications industry, from 1993 to 1995. Mr. Asher received a Bachelor of Science in Economics degree from the Wharton School of the University of Pennsylvania.

         Edward V. Howard, a Certified Public Accountant, has served as Vice President/Controller of the company since March 1992 and served as a senior accountant from 1989 to 1992. He was elected Assistant Secretary on October 1, 1997. Mr. Howard received a Bachelor of Business Administration in Accounting degree from West Texas State University.

         No director has a significant personal interest in the exploration, development or production of oil and gas.

LITIGATION INVOLVING DIRECTORS AND EXECUTIVE OFFICERS

Shareholder Litigation

         The company, several former directors and two current directors were named defendants in a consolidated class action suit filed in 1995 in Delaware Chancery Court in Wilmington. Plaintiffs, stockholders of the company at the time, alleged that the company did not properly respond to what the company considered informal overtures and not offers from two outside entities. The Plaintiffs sought to compel the company to put itself up for sale and also sought unspecified damages and attorneys' fees. The case was dismissed on March 10, 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon the company's review of Forms 3 and 4 received by the company, all persons required by Section 16(a) of the Securities Exchange Act of 1934 ("the Act") to file such forms complied with Section 16(a) of the Act with the following exceptions: J. R. Simplot filed one late Form 3. Steven
J. Craig filed one late Form 4 reporting two transactions and one late Form 4 reporting one transaction. James Arthur Lyle filed one late Form 4 reporting one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table summarizes the compensation paid by the company during 1998, 1997, and 1996 to the company's Chief Executive Officer and its four most highly compensated executive officers, other than the Chief Executive Officer, whose total annual salary and bonus in 1998 exceeded $100,000 (collectively, the "Named Executive Officers").

                                               SUMMARY COMPENSATION TABLE

                                     -------------------------------------- ----------------------------------------------
                                              ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                                     -------------------------------------- ----------------------------------------------
                                                                                           SECURITIES
                                                                OTHER        RESTRICTED    UNDERLYING
                                                                ANNUAL         STOCK        OPTIONS/         ALL OTHER
Name and                     FISCAL    SALARY     BONUS      COMPENSATION      AWARDS         SAR'S        COMPENSATION
Principal Position            YEAR      ($)        ($)          ($)(1)          ($)            (#)              ($)
------------------           ------    -------    -----      ------------    ----------    -----------     ------------
James A. Watt                 1998     250,006     70,000           -              -         130,000              174 (7)
  President and Chief         1997     166,250    100,000           -        112,500 (3)     100,000          148,039 (4)
  Executive Officer(2)        1996           -          -           -              -               -                -

Don D. Box                    1998     200,004          -           -              -          40,000              174 (7)
  Executive Vice              1997     183,335          -           -              -         100,000            2,884 (6)
  President (5)               1996           -          -           -              -               -           28,000 (6)

Robert P. Murphy              1998     146,260     30,000           -              -          60,000               62 (7)
  Vice President/             1997           -          -           -              -               -                -
  Exploration                 1996           -          -           -              -               -                -

Steven J. Craig
  Senior Vice President/      1998     110,259     20,000           -              -          40,000              174 (7)
  Planning and                1997     100,008     15,000           -              -          20,000              177 (7)
  Administration              1996      40,202     10,000           -              -               -               77 (7)

J. Burke Asher                1998     105,000     19,000           -              -          35,000              450 (7)
  Vice President/Finance      1997      95,004     15,000           -              -          20,000              450 (7)
  and Secretary               1996      31,668      3,200           -              -               -              150 (7)

-------------
(1) No amount is included as it is less than 10% of the total salary and bonus of the individual for the year.

(2) James A. Watt served as President and Chief Operating Officer from March 17, 1997, to February 4, 1998, on which date he was appointed Chief Executive Officer.

(3) At December 31, 1998, Mr. Watt held 12,000 restricted shares of common stock with a value of $38,250. The total number of restricted shares awarded effective March 17, 1997, was 15,000, which vest 20% per year from the effective date. If any dividends are paid to holders of common stock, Mr. Watt's restricted shares will be entitled to receive dividends.

(4) This amount includes a signing bonus of $25,000, reimbursed relocation expenses of $122,892, and $147 for group term life insurance premiums paid by the company.

(5) Don D. Box served as Chairman of the Board from January 1994 to October 1997 and as Chief Executive Officer from August 1996 to October 1997. He served as President from August 1996 until March 1997.

(6) For 1996, this amount is for director's fees. For 1997, $2,722 is for director's fees and $162 is for group term life insurance premiums paid by the company.

(7) These amounts are for group term life insurance premiums paid by the company.

         Severance agreements are discussed below. Three Named Executive Officers have employment contracts with Remington. See "Change in Control Arrangements."

EMPLOYEE STOCK OPTIONS

1992 Plan

         Our board of directors approved the 1992 Incentive Stock Option Plan (the "1992 Plan") on April 24, 1992, for our employees. The 1992 Plan was approved by the holders of a majority of the company's voting stock on July 1, 1992, effective as of April 24, 1992. The 1992 Plan terminates on April 23, 2002. The primary purposes of the 1992 Plan are to provide an additional inducement for those employees granted options to remain with us and to continue to increase their efforts to make the company successful. During 1998, no options were granted under the 1992 Plan. As of December 31, 1998, only 28,500 options remain outstanding under the 1992 Plan, and we do not anticipate granting any more options thereunder.

1997 Plan

         On December 4, 1997, the holders of a majority of our voting stock approved the 1997 Stock Option Plan (the "1997 Plan"), which is intended to benefit us by providing directors and key employees with additional incentives and giving them a greater interest as shareholders in our success.

         The 1997 Plan provides for the issuance of options to purchase common stock and is administered by a committee of two or more directors of the company who each qualify as a "Non-Employee Director" under Rule 16b-3 under the Securities Exchange Act of 1934, as amended and as an "outside director" under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Directors and those key employees selected by the committee are eligible to be granted options under the 1997 Plan. The committee has the discretion to determine the participants to be granted options, the number of shares granted to each person, the purchase price of the stock covered by each option and other terms of the option. Options intended to meet the requirements of Section 162(m) of the Code will have an exercise price no less than the fair market value of the common stock on the date of grant. The committee estimates that approximately 22 employees will be eligible participants.

         Options granted under the 1997 Plan may be either incentive stock options qualifying under Section 422 of the Code or non-qualified stock options. The company may issue up to 2,750,000 shares of common stock upon the exercise of options granted under the 1997 Plan, but no individual may be issued more than 275,000 shares. In the event any option terminates, expires or is surrendered without having been exercised in full, the shares subject to such option will again be available for issuance pursuant to options to be granted under the 1997 Plan. The shares of common stock to be issued upon exercise of options may be authorized but unissued shares or shares previously issued and reacquired by the company. The 1997 Plan will terminate 10 years after its effective date, which is December 4, 1997.

         The term of an option will be fixed by the committee, but in no event will the term be more than 10 years (five years with respect to incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of stock then outstanding) from the date of grant. Each option will be exercisable at such times and upon such conditions as the committee may determine, except that the aggregate fair market value of common stock with respect to which incentive stock options are exercisable for the first time by an optionee in any calendar year may not exceed $100,000. The option exercise price will be determined by the committee, but may not be less than the par value of the common stock, and in the case of incentive options may not be less than the fair market value of the common stock on the date of grant or 110% of the fair market value with respect to any incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of stock then outstanding. Option holders will pay the option exercise price in cash or, unless the committee objects, in shares of common stock owned by the option holder. The committee may provide the option holder with the right to satisfy any withholding tax obligation by delivery of previously owned shares or withholding shares otherwise issuable upon exercise of a non-qualified stock option. The committee may provide that unexpired and unvested options will become fully exercisable upon a change in control of the company, as defined in the stock option agreement. Adjustments will be made to the option exercise price and number of shares covered by outstanding options to prevent dilution or enlargement of rights of option holders as a result of certain corporate events, such as reorganizations, mergers, stock splits, stock dividends or other changes in our capital structure. Adjustments will also be made to the number of shares remaining subject to issuance under the 1997 Plan and to the maximum number of shares issuable to any individual.

         In the event of the retirement of an optionee at the normal retirement age in accordance with our retirement policy, or the resignation of the optionee with the written consent of the company, or after ceasing to be a member of the board of directors in the case of a director who is not an employee of the company, an optionee may exercise vested options for a period of 60 days following the date of such retirement, resignation, or ceasing to be a director. In the event of his death or disability, the optionee may exercise vested options for a period of one year from the date of death or disability. In the event of any other termination of employment, unless otherwise determined by the committee, all outstanding options held by the optionee will terminate on the date of such termination of employment. No option, however, will be exercisable after the expiration of the term of the option.

         The board of directors may suspend, terminate or amend the 1997 Plan at any time, except that without the approval of the shareholders no such amendment may increase the maximum number of shares subject to the 1997 Plan, increase the maximum number of shares issuable to any person, or change the designation of the class of persons eligible to receive options.

Federal Income Tax Consequences

         A participant will not realize taxable income upon the grant of a non-qualified stock option. Upon exercise, the excess of the fair market value of the shares at the time of exercise over the option exercise price for such shares will generally constitute taxable compensation. We will be entitled to a deduction for such compensation income if we satisfy any federal income tax withholding requirements. Upon disposition of the shares acquired upon exercise, any appreciation (or depreciation) in the stock value after the date of exercise will be treated as capital gain (or loss).

         A participant will not recognize taxable income upon the grant or exercise of an incentive stock option, assuming there is no disposition of the option shares within two years after the option was granted or within one year after the option was exercised (the "holding period"), and provided that the participant has been employed by us from the date of grant to a date that is not more than three months before the date of exercise. The exercise of an incentive stock option, however, could result in an item of tax preference for purposes of the alternative minimum tax. The sale of incentive stock option shares after the holding period at a price in excess of the participant's adjusted basis (ordinarily the option exercise price) will constitute capital gain to the participant, and we will not be entitled to a federal income tax deduction by reason of the grant or exercise of the option or the sale of the shares. If the participant sells incentive stock option shares prior to the expiration of the holding period, generally the participant will have compensation income taxable in the year of such sale in an amount equal to the excess, if any, of the fair market value of such shares at the time of exercise of the option (or, if less, the amount received upon the sale) over the option exercise price for such shares. We will be entitled to a deduction for such compensation income if we satisfy any federal income tax withholding requirements.

                                             OPTION GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------------
                                                                INDIVIDUAL GRANTS
                                         -------------------------------------------------------------
                                                             PERCENT OF
                                            NUMBER OF          TOTAL
                                            SECURITIES        OPTIONS
                                            UNDERLYING       GRANTED TO                                     GRANT DATE
                                              OPTIONS       EMPLOYEES IN      EXERCISE      EXPIRATION     PRESENT VALUE
NAME                                          GRANTED       FISCAL YEAR    PRICE $/SHARE       DATE            $(1)
----                                     ---------------   -------------   -------------    ----------     -------------
James A. Watt                                 50,000             9.88%         5.750         02/04/08         197,555
James A. Watt                                 80,000            15.81%         3.500         12/11/08         193,680
Don D. Box                                    20,000             3.95%         5.750         02/04/08          79,022
Don D. Box                                    20,000             3.95%         3.500         12/11/08          48,420
Robert P. Murphy                              20,000             3.95%         5.375         01/22/08          73,818
Robert P. Murphy                              20,000             3.95%         5.750         02/04/08          79,022
Robert P. Murphy                              40,000             7.91%         3.500         12/11/08          96,840
Steven J. Craig                               15,000             2.96%         5.750         02/04/08          59,267
Steven J. Craig                               25,000             4.94%         3.500         12/11/08          60,525
J. Burke Asher                                15,000             2.96%         5.750         02/04/08          59,267
J. Burke Asher                                20,000             3.95%         3.500         12/11/08          48,420

-------------

(1) We determined these values under the Black-Scholes option pricing model based on the following assumptions: stock price volatility of 49.73% for options expiring on 01/22/08, 50.30% for options expiring on 02/04/08, and 52.98% for options expiring on 12/11/08; interest rate based on the yield to maturity of a 10-year stripped Treasury security; exercise in the tenth year; and a dividend rate of zero. We made no adjustments for nontransferability or risk of forfeiture. Our use of this model does not constitute an endorsement or an acknowledgment that such model can accurately determine the value of options. No assurance can be given that the actual value, if any, realized by an executive upon the exercise of these options will approximate the estimated values calculated by using the Black-Scholes model.


                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
---------------------------------------------------------------------------------------------------------------------------
                                                                   NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                               NUMBER OF                      UNDERLYING UNEXERCISED OPTIONS     IN-THE-MONEY OPTIONS AT
                                 SHARES                             AT FISCAL YEAR-END           FISCAL YEAR-END ($) (1)
                              ACQUIRED ON    VALUE REALIZED   ------------------------------   ----------------------------
NAME                            EXERCISE           ($)         EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                          -----------    --------------    -----------    -------------    -----------   --------------
James A. Watt                        -              -            20,000          210,000              -             -
Don D. Box                           -              -            20,000          120,000              -             -
Robert P. Murphy                     -              -                 -           80,000              -             -
Steven J. Craig                      -              -             6,667           53,333              -             -
J. Burke Asher                       -              -             6,667           48,333              -             -

-------------

(1) Computed as the number of securities multiplied by the difference between the option exercise prices and the closing price of our common stock on December 31, 1998.

PENSION PLANS

         Our defined benefit pension plans provide retirement and other benefits to eligible employees upon reaching the "normal retirement age," which is age 65 or after five years of service, if later. Directors who are not also employees of the company are not eligible to participate in the plans. Employees are eligible to participate on January 1 following the completion of six months of service or the attainment of age 20 1/2, if later. Additional provisions are made for early or late retirement, disability retirement and benefits to surviving spouses. At normal retirement age, an eligible employee will receive a monthly retirement income equal to 35% of his or her average monthly compensation during the three consecutive calendar years in the prior 10 years which provide the highest average compensation, plus 0.65% of such average compensation in excess of the amount shown in the Social Security Covered Compensation Table (as published annually by the Internal Revenue Service) multiplied by his or her years of service, limited to 35 years. If an employee terminates employment (other than by death or disability) before completion of five years of service, no benefits are payable. If an employee terminates employment after five years of service, the employee is entitled to all accrued benefits.

         The following table illustrates the annual pension for plan participants that retire at "normal retirement age" in 1998:

                                                   PENSION PLAN TABLE
         -------------------------------------------------------------------------------------------------------------
                                                                   YEARS OF SERVICE (1)(3)(4)
                                       -------------------------------------------------------------------------------
               AVERAGE
         COMPENSATION (1)(2)                 15               20              25              30                 35
         -------------------               -------          ------          -------         ------             -------
                ($)                           ($)            ($)              ($)             ($)                ($)
              125,000                       52,896          55,944           58,983          62,041             65,090
              150,000                       64,083          67,944           71,805          75,666             79,527
              160,000                       68,558          72,744           76,930          81,116             85,302
              175,000                       68,558          72,744           76,930          81,116             85,302
              200,000                       68,558          72,744           76,930          81,116             85,302
              225,000                       68,558          72,744           76,930          81,116             85,302
              250,000                       68,558          72,744           76,930          81,116             85,302
              300,000                       68,558          72,744           76,930          81,116             85,302
              400,000                       68,558          72,744           76,930          81,116             85,302
              450,000                       68,558          72,744           76,930          81,116             85,302
              500,000                       68,558          72,744           76,930          81,116             85,302

------------
(1) As of December 31, 1998, the Internal Revenue Code does not allow qualified plan compensation to exceed $160,000 or the benefit payable annually to exceed $130,000. The Internal Revenue Service will adjust these limitations for inflation in future years. When the limitations are raised, the compensation considered and the benefits payable under the pension plans will increase to the level of the new limitations or the amount otherwise payable under the pension plans, whichever amount is lower.

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

(3) The estimated credited service at December 31, 1998, for the Named Executive Officers is as follows: James A. Watt (2 years), Don D. Box (3 years), Robert P. Murphy (1 year), Steven J. Craig (4 years), and
         J. Burke Asher (2 years).

(4) The normal form of payment is a life annuity for a single participant or a 50% joint and survivor annuity for a married participant. Such benefits are not subject to a deduction for Social Security or other offset amounts.

Compensation of Directors

         The full board of directors held five meetings in 1998. All directors attended at least 75% of the 1998 meetings. With respect to director activities undertaken by a committee of directors, a quorum of committee members were present at each of the respective committee meetings. Each director was paid a fee of $20,000 per annum. In addition, each director receives $1,000 for each board meeting attended and $750 for each committee meeting attended if the committee meeting is on a different day than the board meeting. Directors are entitled to reimbursement for out-of-pocket expenses related to their services as directors. We also provide the directors with directors' and officers' liability insurance. Further, our By-Laws provide that we will indemnify the directors and officers in certain situations.

         In 1998 David H. Hawk and James Arthur Lyle each were granted stock options to purchase shares of our common stock under the 1997 Stock Option Plan. The option grants to each of these directors consist of three grants: one grant to purchase 25,000 shares to be effective December 4, 1997, at an exercise price of $6.94 per share; a second grant to purchase 25,000 shares to be effective May 1, 1998, at an exercise price of $9.00 per share; and a third grant to purchase 25,000 shares to be effective May 1, 1999, at an exercise price of $11.00 per share. The options will have 10-year terms, will not be exercisable until one year after their respective grants or, if earlier, the termination of the director from the board of directors other than by resignation, and will terminate 60 days after the director's ceasing to be a member of the board of directors (one year if due to death or disability).

         Also in 1998 David H. Hawk and David E. Preng each were awarded stock options under the 1997 Stock Option Plan to purchase 10,000 shares effective December 23, 1998, at an exercise price of $3.13 per share. The options are exercisable one-third each year beginning December 23, 1999.

         During 1998, we paid Rollins Resources, a proprietorship owned by director Thomas W. Rollins, $9,928 for consulting fees and expense reimbursements. During 1998, we paid $39,601 in fees and expense reimbursements to Preng & Associates, Inc., which is majority-owned by director David E. Preng, for executive search services.

Director Stock Purchase Plan

         On December 4, 1997, the holders of a majority of our voting stock approved the Non-Employee Director Stock Purchase Plan (the "Director Stock Purchase Plan"), which is intended to encourage our directors to acquire a greater equity interest in the company by providing a means for them to receive their director fees in shares of common stock.

         Each non-employee director of the company may elect once each year to receive all or a portion of the fees he receives as a director in restricted shares of common stock in lieu of cash. The number of shares of stock to be received will be the number of shares that will equal 150% of the cash amount of such director's fees divided by the closing market price of the stock on the day that cash fees would otherwise be paid to the director. The director may not transfer shares of stock for one year after issuance or, if earlier, his termination as a member of the board of directors as a result of his death, disability, removal or failure to be nominated for an additional term. The director will have the right to vote the shares of restricted stock and to receive any dividends paid in cash or other property.

         During 1998 the directors received shares of stock in lieu of cash fees as follows:

             John E Goble, Jr. received 4,018 shares in lieu of $12,000 cash. James Arthur Lyle received 6,698 shares in lieu of $20,000 cash. David E. Preng received 11,630 shares in lieu of $35,500 cash. Thomas W. Rollins received 6,698 shares in lieu of $20,000 cash. Alan C. Shapiro received 11,277 shares in lieu of $34,750 cash.

         The board of directors may terminate the Director Stock Purchase Plan at any time.

Change in Control Arrangements

1997 Severance Plan

         In November 1997, we adopted the Box Energy Corporation Severance Plan (the "1997 Severance Plan") which generally covers all of our full-time regular employees. The 1997 Severance Plan provides for severance pay in applicable instances of "Involuntary Termination" (as defined in the 1997 Severance Plan) of amounts ranging from the equivalent of two months base pay to the equivalent of 18 months base pay. The level of severance pay for which an employee may be eligible depends upon the employee's classification and full years of service. An "Involuntary Termination" of a covered employee is any termination which does not result from a voluntary resignation other than any of (i) a "Termination for Cause," (ii) a termination by reason of death, (iii) a termination by reason of disability if one is eligible for benefits under a company disability benefit plan, or (iv) a termination which is expected to be of short duration and to be followed by reemployment with the company. A "Termination for Cause" is any termination of an individual's employment by reason of such individual's conviction of any felony or of a misdemeanor involving moral turpitude, failure to perform his or her duties or responsibilities in a manner satisfactory to the company, engagement in business activities which are in conflict with the business interests of the company, insubordination or engagement in conduct which is in violation of the company's safety rules or standards or which otherwise causes injury to another employee or any other person, or engagement in conduct which is otherwise inappropriate in the office or work environment.

Employment Agreements

         We entered into an employment agreement with James A. Watt, President and Chief Executive Officer of the company, for a period of five years from March 17, 1997, renewable upon mutual agreement of the parties. Under the terms of the agreement, Mr. Watt will receive a salary of $210,000 per year, subject to annual increases at the discretion of the board of directors or its designee, with a target bonus amount equal to 50% of his base salary. Mr. Watt received $123,000 for reimbursement of moving expenses. The company recommended to the compensation committee of the board of directors (and the committee approved) the granting to Mr. Watt 15,000 shares of common stock and employee stock options to purchase 100,000 shares of common stock vesting 20% per year over five years, subject to appropriate stockholder approval.

          In the event of Mr. Watt's termination of employment by the company other than for cause (as defined in the agreement) or his resignation for good reason (as defined in the agreement), Mr. Watt will be entitled to receive the amount of his then annual base salary plus his target bonus. In the event of his termination of employment by the company other than for cause or by Mr. Watt for good reason, within one year after a change in control of the company (as defined in the agreement), Mr. Watt will be entitled to receive a lump-sum payment equal to a multiple of the sum of his then annual base salary plus his target bonus. Such multiple will decline from three, if the change of control occurs within two years after execution of the agreement, to two, if the change in control occurs between two and four years after execution of the agreement. If payment to Mr. Watt upon termination of employment after a change in control of the company should be subject to federal excise tax, Mr. Watt will be entitled to receive additional payments from the company in an amount necessary to place him in the same after-tax position as would have been the case if no additional tax had been imposed.

         We entered into employment agreements with Steven J. Craig, Senior Vice President of the company, and J. Burke Asher, Vice President of the company, for a period of two years from August 29, 1997, renewable only by written agreement signed by the company and the officer. Under the terms of the agreements, Mr. Craig will receive a salary of $100,000 per year, and Mr. Asher will receive a salary of $95,000 per year, both subject to annual increases at the discretion of the board of directors. The officer may receive, but is not guaranteed, an annual performance bonus. In the event that the employment of the officer is terminated by the company "Without Cause" (as defined in the agreement), or is terminated by the officer for "Good Reason" (as defined in the agreement), the officer will be entitled to receive a lump-sum cash severance payment equal to two times the amount of the officer's then current annual base salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         No executive officer serves on the compensation committee of the board. The company paid $234,000 to Preng & Associates, Inc., which is majority-owned by David E. Preng, chairman of compensation committee, for executive search services provided to the company from July 1996 through the end of 1998, including $40,000 in 1998. The level of fees received by Preng & Associates usually depends, at least in part, on the initial level of compensation we offer to the candidate successfully recruited by us through Preng & Associates.

         BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         We believe that employing and retaining highly qualified and high performing executive officers is vital to our achievement of long-term business goals. To this end, the Compensation Committee of the board of directors (the "Committee") developed an executive compensation program which is designed to attract and retain such officers.

         The philosophy is to develop a systematic, competitive executive compensation program which recognizes an executive officer's position and responsibilities, takes into account competitive compensation levels payable within the industry by similarly sized companies, and reflects both individual and company performance.

         The executive compensation program developed by the Committee is composed of the following three elements: (i) a base salary, (ii) a performance-based annual cash incentive (short-term), and (iii) a stock-based incentive (long-term). Under this program, short-term and long-term incentives are "at risk" and are based on performance of the company versus defined goals.

         The Committee compiles data reflecting the compensation practices of a broad range of organizations in the oil and gas industry that are similar to us in size and performance. For both the base salary and annual cash incentives portions of executive compensation discussed below, the Committee adopted a philosophy of paying the executive officers at a level that is competitive and within the ranges reflected by the data compiled.

   BASE SALARIES

         Base salary is the portion of an executive officer's total compensation package which is payable for performing the specific duties and assuming the specific responsibilities defining the executive's position with the company. The Committee's objective is to provide each executive officer a base salary that is competitive at the desired level.

   ANNUAL CASH INCENTIVES

         The Committee developed a performance-based annual cash incentive plan covering the executive officers and top managers. The objectives in designing the plan are to reward participants for accomplishing objectives which are generally measurable and increase shareholder value. Under the annual cash incentive plan, the Committee has established a "target" cash incentive award for each executive officer (including the Chief Executive Officer) that is payable based mostly upon the company's achieving certain performance targets and, to a lesser extent, for achieving highly challenging individual performance objectives. The performance targets are increasing reserves and production; controlling finding, development, and production costs; and achieving an overall return on capital; all of which are competitive with a peer group of oil and gas companies. The committee also determined that award levels under the plan should be fiscally prudent.

LONG-TERM STOCK-BASED INCENTIVES

         We maintain a stock option plan for officers and other employees. The philosophy is to award stock options to selected plan participants based on their levels within the company and upon individual merit. The plan is to grant stock options which are competitive within the industry for other individuals at the employee's level and which provide the employee a meaningful incentive to remain with the company, to increase performance, and to focus on achieving long-term increases in shareholder value. Other factors the Committee considers in granting stock options include the employee's contributions toward achieving the company's long-term objectives, such as reserve replacements and acquisitions, as well as the employee's contributions in achieving the company's short-term and long-term profitability targets.


                              COMPENSATION COMMITTEE

                              David E. Preng
                              William E. Greenwood
                              James Arthur Lyle

PERFORMANCE GRAPH

         The following performance graph compares the performance of all classes of our common stock to the NASDAQ indices of United States companies and to a peer group comprised of NASDAQ companies listed under the Standard Industrial Classification Codes 1310-1319 for the company's last five fiscal years. Such industrial codes include companies engaged in the oil and gas business. The graph assumes that the value of an investment in our common stock and in each index was $100 at December 31, 1993, and that all dividends were reinvested.

                                    [GRAPH]

                              12/31/93      12/31/94      12/31/95       12/31/96        12/31/97        12/31/98
                              --------      --------      --------       --------        --------        --------
  ROILA                        100.00         53.85         41.83          35.58           20.19          14.10*
  ROILB                        100.00         85.15         68.32          72.28           41.09          25.25*
  ROIL                                                                                                      *
  NASDAQ U.S.                  100.00         97.75        138.27         170.03          208.53         293.83
  NASDAQ O&G                   100.00         92.48         97.19         140.48          133.88          64.95

* The last day of trading for ROILA and ROILB was December 24, 1998. Effective at the opening of trading on December 28, 1998, both former classes of stock were replaced by the new single class of voting common stock (ROIL). The values shown above as of December 31, 1998, for ROILA give effect to the 1.15:1 exchange ratio that the former holders of ROILA received in the exchange for the new class of common stock, and the 1:1 exchange ratio that the former holders of ROILB received in the exchange for the new class of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Ownership of Certain Beneficial Owners

         As of March 24, 1999, the following persons held shares of the company's common stock in amounts totaling more than 5% of the total shares of common stock outstanding. This information was furnished to us by such persons or statements filed with the Commission.

         NAME AND ADDRESS OF                          SHARES OF                             PERCENT OF
          BENEFICIAL OWNER                 COMMON STOCK BENEFICIALLY OWNED                 COMMON STOCK
------------------------------------- ------------------------------------------ --------------------------------
J.R. Simplot
999 Main Street
Boise, Idaho  83702 (1)                            5,931,028 (1)                              27%

S-Sixteen Limited Partnership
PO Box 27
Boise, Idaho  83707 (1)                            3,085,028 (1)                              14%

Heartland Advisors, Inc.
790 North Milwaukee Street
Milwaukee, Wisconsin  53202 (2)                    3,588,220 (2)                              17%

-------------
(1) Mr. J.R. Simplot is the trustee and beneficiary of the J.R. Simplot Self Declaration of Revocable Trust dated December 21, 1989, an inter vivos revocable trust. The Trust is the sole general partner of S-Sixteen Limited Partnership, an Idaho limited partnership. Mr. Simplot may be deemed a beneficial owner of the 2,785,028 shares and 300,000 warrants owned by S-Sixteen Limited Partnership. Mr. Simplot may be deemed a beneficial owner of 2,845,000 shares owned by the Trust and 1,000 shares owned jointly by Mr. Simplot and his spouse. Included in the above table are 300,000 shares of common stock issuable to S-Sixteen Limited Partnership upon the exercise of warrants within 60 days of March 24, 1999. 100,000 warrants are exercisable at $7.00 per share for a period of 12 months from December 28, 1998; 100,000 warrants are exercisable at $9.00 per share for a period of 36 months from December 28, 1998; and 100,000 warrants are exercisable at $11.00 per share for a period of 60 months from December 28, 1998.

(2) Heartland Advisors, Inc. informed us that it has sole dispositive power over all 3,588,220 shares and sole voting power over 1,932,520 of the shares.

OWNERSHIP OF MANAGEMENT

         The number of shares of the company's common stock beneficially owned as of March 24, 1999, by directors of the company, each Named Executive Officer and as a group comprised of all directors and executive officers, are set forth in the following table. This information was furnished to the company by such persons.

                                               SHARES OF           OPTIONS
                                              COMMON STOCK        EXERCISABLE                           PERCENT OF
                                              BENEFICIALLY      WITHIN 60 DAYS OF                        COMMON
NAME                                             OWNED           MARCH 24, 1999         TOTAL             STOCK
----                                          ------------      -----------------       -----          -----------
J. Burke Asher                                     3,001               11,667            14,668              *
Don D. Box                                        33,707               26,667            60,374              *
Steven J. Craig                                   10,365               11,667            22,032              *
John E. Goble, Jr.                                 5,018               50,000            55,018              *
William E. Greenwood                                   0               50,000            50,000              *
David H. Hawk                                      1,630               50,000            51,630              *
James Arthur Lyle                                  9,680               50,000            59,680              *
Robert P. Murphy                                   2,650               13,334            15,984              *
David E. Preng                                    27,392               50,000            77,392              *
Thomas W. Rollins                                 16,905               50,000            66,905              *
Alan C. Shapiro                                   18,484               50,000            68,484              *
James A. Watt                                     32,700               56,667            89,367              *
All Directors and executive officers as a
group (13 persons)                               162,932              490,002           652,934              3.0%

---------------------
* Less than one percent of the outstanding shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Until December 28, 1998, S-Sixteen Holding Company owned approximately 57% of outstanding shares of the class A (Voting) stock of Remington and 94% of the outstanding shares of both CKB Petroleum, Inc. and CKB & Associates, Inc. A resolution adopted in 1992 by our board of directors authorizes the us to enter into a transaction with an affiliate of the company so long as the board of directors determines that such a transaction is fair and reasonable to the company and is on terms no less favorable to the company than can be obtained from an unaffiliated party in an arms' length transaction.

         We pay oil transportation charges to CKB Petroleum, Inc. for transporting crude oil from our South Pass blocks. Since March 1985, CKB Petroleum, Inc. has owned a minority interest in the pipeline transporting oil from the wells in the South Pass blocks to Venice, Louisiana. The tariff for the pipeline at $2.75 per barrel was published and filed with the Federal Energy Regulatory Commission, which regulates such rates. The rate has been uniform since 1982 among all owners of the pipeline from South Pass block 89 Field and is consistent with the rate charged by an unaffiliated party to our predecessor entity prior to the acquisition of the pipeline interest by CKB Petroleum, Inc. CKB Petroleum billed the company $3.0 million, $3.2 million and $2.8 million for oil transportation fees in 1998, 1997, and 1996, respectively.

         We bill S-Sixteen Holding Company, CKB Petroleum, Inc., and CKB & Associates, Inc. for the estimated fair value of usage of an allocated portion of subleased office space, certain payroll costs and benefits, and other overhead costs. The amounts billed are considered to be the fair value of such usage by, or allocations for the benefit of, the related parties. The amounts that we billed related parties were not material in 1998, 1997, and 1996.

         Under the Limited Partnership Agreement of our predecessor, OKC
Limited Partnership, the general partners were entitled to advancement of litigation expenses in the event they were named parties to litigation in their capacity as general partners. In order to receive such advancements, each general partner was required, in writing, to request advancement of litigation expenses and undertake to repay any advancements in the event it was determined, in accordance with applicable law, that the general partners were not entitled to indemnification for litigation expenses. Each general partner executed such an undertaking agreement in relation to the Griffin Case. Accordingly, the OKC Limited Partnership and later the company, advanced litigation expenses to CKB & Associates, Inc. and Cloyce K. Box (and his estate following his death) in connection with such litigation. In addition, the company advanced litigation expenses on behalf of certain of our directors and officers for one lawsuit related to the Griffin litigation and other lawsuits related to the shareholder litigation and Thomas D. Box Cases. In accordance with our By-Laws, the defendants have executed written undertakings to repay the company for any related expenses advanced on their behalf if it is later found that such costs were not subject to indemnification by the company. No judicial determination has been made that any of the general partners, directors, or officers are not entitled to indemnification for litigation expenses incurred. The total legal costs incurred related to these cases were $351,000 and $1.5 million for 1997 and 1996, respectively.

         In December 1997, we paid $1.9 million to Mr. Simplot and $100,000 to Mr. Lyle for attorneys' fees in connection with the settlement of the Griffin Cases. See Notes to Financial Statements - Note 5 -- Reorganization Costs.

         On April 29, 1997, the company lent S-Sixteen Holding Company $7.25 million to retire existing secured debt of S-Sixteen Holding Company. The note to the company was payable on May 29, 1997, but was extended to June 3, 1997. After partial repayment by SSHC of the note, the company extended a new note in the amount of $6.95 million at an interest rate of 9.5% that matures May 29, 1998, and requires monthly installment payments of $100,000. In 1998 the maturity date was extended to November 29, 1998. S-Sixteen Holding Company pledged as collateral for the promissory note the 1,840,525 shares of the company's class A (Voting) common stock owned by S-Sixteen Holding Company. The pledge agreement provided that in the event that S-Sixteen Holding Company defaults on the note, the company, upon five days' notice to S-Sixteen Holding Company, has the right to foreclose upon and sell the collateral stock and to bid for and buy the stock (except at a private sale). The pledge agreement also provided that upon the occurrence and during the continuance of an event of default, the company may direct the vote of such stock. S-Sixteen Holding Company made payments in excess of the required amounts, and as of December 28, 1998, the outstanding principal amount of the note had been reduced to $4.76 million. On December 28, 1998, S-Sixteen Holding Company was merged into Remington and the remaining balance of the note is considered forgiven as part of the cost of our acquisition of S-Sixteen Holding Company.

         We paid $234,000 to Preng & Associates, Inc., which is majority-owned by David E. Preng, a director of the company, for executive search services provided to us from July 1996 through the end of 1998.

         In the merger with S-Sixteen Holding Company we acquired a receivable in the estimated fair value amount of $210,000 from the Estate of Cloyce K. Box. Don D. Box is co-executor of the Estate.

         A long-term receivable in the aggregate amount of $299,000 acquired in the merger reflects CKB Petroleum's claims under Collateral Assignment Split Dollar Insurance Agreements among CKB Petroleum and Don D.
Box and two of his brothers.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

1. Financial Statements included in Item 8:

     (i)   Independent Auditors' Report
     (ii)  Consolidated Balance Sheets as of December 31, 1998 and 1997
     (iii) Consolidated Statements of Income and Comprehensive Income for years ended December 31, 1998, 1997 and 1996
     (iv) Consolidated Statement of Stockholders' Equity for years ended December 31, 1998, 1997 and 1996
     (v) Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
     (vi)  Notes to Consolidated Financial Statements
     (vii) Supplemental Oil and Natural Gas Information (Unaudited)

2. Financial Statement Schedules

         Financial statement schedules are omitted as they are not applicable, or the required information is included in the financial statements or notes thereto.

(b) We did not file any reports on Form 8-K during the quarter ended December 31, 1998.

(c) Exhibits:

     2.0++ Agreement and Plan of Merger dated as of June 22, 1998, by and between Remington Oil and Gas Corporation and S-Sixteen
                  Holding Company.

     3.1*         Certificate of Incorporation, as amended.

     3.2###       Certificate of Amendment of Certificate of Incorporation of
                  Box Energy Corporation.

     3.2.1++      Certificate of Amendment of Certificate of Incorporation of
                  Remington Oil and Gas Corporation.

     3.3          By-Laws as amended.

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

     10.7*        Farmout Agreement with Aminoil USA, Inc., effective May 1,
                  1977, dated May 9, 1977.

     10.8*        Transportation Agreement with CKB Petroleum, Inc. dated March
                  1, 1985, as amended on April 19, 1989.

     10.9* Agreement of Compromise and Amendment to Farmout Agreement, dated July 3, 1989.

     10.10*       Settlement Agreement with Texas Eastern Transmission
                  Corporation, dated November 14, 1990.

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

     10.21***     Amended and Restated Promissory Note between Box Energy
                  Corporation and Box Brothers Holding Company.

     10.22***     Amended and Restated Pledge Agreement between Box Energy
                  Corporation and Box Brothers Holding Company.

     10.23***     Agreement by and between Box Energy Corporation and James A.
                  Watt.

     10.24 ###    Box Energy Corporation Severance Plan.

     10.25 ###    Box Energy Corporation 1997 Stock Option Plan.

     10.26 ###    Box Energy Corporation Non-Employee Director Stock Purchase
                  Plan.

     10.27 ###    Form of Executive Employment Agreement effective August
                  29, 1997, by and between Box Energy Corporation and two
                  executive officers.

     21           Subsidiaries of the registrant.

     23.1         Consent of Arthur Andersen LLP

     27.1         Financial Data Schedule

     27.2         Restated Financial Data Schedule

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

     ++           Incorporated by reference to the Company's Registration
                  Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REMINGTON OIL AND GAS CORPORATION


Date: March 29, 1999       By: /s/ JAMES A. WATT
                              ------------------------------------------
                                   James A. Watt
                                   President and Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


DIRECTORS:
/s/ DON D. BOX                     /s/  JOHN E. GOBLE, JR.             /s/  WILLIAM E. GREENWOOD
--------------------------         --------------------------          --------------------------
Don D. Box                         John E. Goble, Jr.                  William E. Greenwood
Director                           Director                            Director


/s/ DAVID H. HAWK                  /s/  JAMES ARTHUR LYLE              /s/  DAVID E. PRENG
--------------------------         --------------------------          --------------------------
David H. Hawk                      James Arthur Lyle                   David E. Preng
Director                           Director                            Director


/s/ THOMAS W. ROLLINS              /s/  ALAN C. SHAPIRO                /s/  JAMES A. WATT
--------------------------         --------------------------          --------------------------
Thomas W. Rollins                  Alan C. Shapiro                     James A. Watt
Director                           Director                            Director


OFFICERS:


/s/ JAMES A. WATT                  /s/ J. BURKE ASHER                  /s/  EDWARD V. HOWARD
--------------------------         --------------------------          --------------------------
James A. Watt                      J. Burke Asher                      Edward V. Howard
President and Chief Executive      Vice President/Finance and          Vice President/Controller and
Officer                            Secretary                           Assistant Secretary

Date: March 29, 1999

                  INDEX TO EXHIBITS

    Exhibit
     Number       Description of Document
     2.0++        Agreement and Plan of Merger dated as of June 22, 1998, by and between Remington Oil and Gas Corporation and S-Sixteen
                  Holding Company.

     3.1*         Certificate of Incorporation, as amended.

     3.2###       Certificate of Amendment of Certificate of Incorporation of
                  Box Energy Corporation.

     3.2.1++      Certificate of Amendment of Certificate of Incorporation of
                  Remington Oil and Gas Corporation.

     3.3          By-Laws as amended.

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

     10.7*        Farmout Agreement with Aminoil USA, Inc., effective May 1,
                  1977, dated May 9, 1977.

     10.8*        Transportation Agreement with CKB Petroleum, Inc. dated March
                  1, 1985, as amended on April 19, 1989.

     10.9* Agreement of Compromise and Amendment to Farmout Agreement, dated July 3, 1989.

     10.10*       Settlement Agreement with Texas Eastern Transmission
                  Corporation, dated November 14, 1990.

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

     10.21***     Amended and Restated Promissory Note between Box Energy
                  Corporation and Box Brothers Holding Company.

     10.22***     Amended and Restated Pledge Agreement between Box Energy
                  Corporation and Box Brothers Holding Company.

     10.23***     Agreement by and between Box Energy Corporation and James A.
                  Watt.

     10.28 ###    Box Energy Corporation Severance Plan.

     10.29 ###    Box Energy Corporation 1997 Stock Option Plan.

     10.30 ###    Box Energy Corporation Non-Employee Director Stock Purchase
                  Plan.

     10.31 ###    Form of Executive Employment Agreement effective August
                  29, 1997, by and between Box Energy Corporation and two
                  executive officers.
     21           Subsidiaries of the registrant.

     23.1         Consent of Arthur Andersen LLP

     27.1         Financial Data Schedule

     27.2         Restated Financial Data Schedule

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

     ++           Incorporated by reference to the Company's Registration
                  Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.