Form 10-Q
period 1999-03-31
REMINGTON OIL & GAS CORP
filed 1999-05-14
CIK 874992

SECURITIES AND EXCHANGE COMMISSION
                           Washington DC 20549

                                 Form 10-Q

                                 (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1999

                                    OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from          to
                                                --------    --------

                     Commission file number 1-11516

                   REMINGTON OIL AND GAS CORPORATION
         (Exact name of registrant as specified in its charter)

           Delaware                               75-2369148
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

Yes   X    No
     ---       ---

There were 21,260,519 outstanding shares of Common Stock, $0.01 par value, on May 12, 1999.

                     Remington Oil and Gas Corporation
                                  INDEX


PART I FINANCIAL INFORMATION                                     3

  ITEM 1. FINANCIAL STATEMENTS                                   3

    Condensed Consolidated Balance Sheets                        3

    Condensed Consolidated Statements of Income and
    Comprehensive Income                                         4

    Condensed Consolidated Statements of Cash Flows              5

    Notes to Consolidated Financial Statements                   6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                    8

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                           10


PART II OTHER INFORMATION                                       11

  ITEM 1. LEGAL PROCEEDINGS                                     11

  ITEM 2. CHANGES IN SECURITIES                                 11

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES                       11

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   11

  ITEM 5. OTHER INFORMATION                                     11

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                      11

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                     Remington Oil and Gas Corporation
                   Condensed Consolidated Balance Sheets
                     (In thousands, except share data)

                                              March 31,     December 31,
                                                1999            1998
Assets                                       ------------   ------------
 Current assets                              (Unaudited)
  Cash and cash equivalents                   $    2,671     $   19,018
  Restricted cash and cash equivalents             9,000          8,750
  Accounts receivable                              3,574          3,212
  Prepaid expenses and other current assets        2,155          1,871
                                             ------------   ------------
 Total current assets                             17,400         32,851
                                             ------------   ------------
 Properties
  Oil and natural gas properties
   (successful-efforts method)                   263,932        260,649
  Other properties                                 2,860          2,706
  Accumulated depreciation, depletion and
   amortization                                 (171,809)      (167,053)
                                             ------------   ------------
 Total properties                                 94,983         96,302
                                             ------------   ------------
 Other assets                                        981          1,076
                                             ------------   ------------
Total assets                                   $ 113,364     $  130,229
                                             ============   ============

Liabilities and stockholders' equity
 Liabilities
  Current liabilities
   Accounts payable and accrued liabilities    $   6,714     $    7,264
   Phillips judgment payable                      18,232         18,165
   Short-term notes payable and current
    portion of long-term notes payable               129          8,651
                                             ------------   ------------
  Total current liabilities                       25,075         34,080
                                             ------------   ------------
  Other liabilities
   Minority interest in subsidiaries                  85             87
   Long-term accounts payable                      2,683          2,913
   Notes payable                                  26,528          3,500
   8 1/4% Convertible subordinated notes
    payable due in 2002                            5,950         29,950
                                             ------------   ------------
  Total other liabilities                         35,246         36,450
                                             ------------   ------------
 Total Liabilities                                60,321         70,530
                                             ------------   ------------
 Commitments and contingencies (Note 4)
 Stockholders' equity
  Common stock, $0.01 par value, 100,000,000
   shares authorized, 21,466,494 shares
   issued and 21,260,519 outstanding                 213            213
  Additional paid-in capital                      44,157         44,117
  Retained earnings                                8,673         15,369
                                             ------------   ------------
 Total stockholders' equity                       53,043         59,699
                                             ------------   ------------
Total liabilities and stockholders' equity     $ 113,364      $ 130,229
                                             ============   ============

      See accompanying Notes to Consolidated Financial Statements.

                     Remington Oil and Gas Corporation
   Condensed Consolidated Statements of Income and Comprehensive Income
                                (Unaudited)
                 (In thousands, except per share amounts)


                                            Three Months Ended March 31,
                                                 1999            1998
                                            -------------   ------------
Revenues
 Gas sales                                     $   3,657      $   7,328
 Oil sales                                         2,732          4,327
 Other income                                      1,059            852
                                            -------------   ------------
Total revenues                                     7,448         12,507
                                            -------------   ------------
Costs and expenses
 Operating costs                                   1,636          1,623
 Transportation expense                               38            747
 Net Profits expense                                 234          1,632
 Exploration expense                               4,522          1,873
 Depreciation, depletion and amortization          4,756          6,361
 General and administrative expenses               1,284          1,271
 Interest and financing costs                      1,656            995
                                            -------------   ------------
Total costs and expenses                          14,126         14,502
                                            -------------   ------------
Income (loss) before income taxes and
 minority interest                                (6,678)        (1,995)
 Income tax expense                                    -              -
 Minority interest in income of
  subsidiaries                                        (2)             -
                                            -------------   ------------
Net income (loss)                              $  (6,676)        (1,995)
                                            -------------   ------------
Other comprehensive income (loss)
 (net of taxes)                                        -              -
                                            -------------   ------------
Comprehensive net income (loss)                $  (6,676)     $  (1,995)
                                            =============   ============

Basic and diluted income (loss) per share      $   (0.31)     $   (0.10)
                                            =============   ============

Basic and diluted comprehensive income
 (loss) per share                              $   (0.31)     $   (0.10)
                                            =============   ============

        See accompanying Notes to Consolidated Financial Statements.

                      Remington Oil and Gas Corporation
               Condensed Consolidated Statements of Cash Flows
                                (Unaudited)
                               (In thousands)

                                                Three Months Ended
                                                      March 31,
                                                  1999            1998
                                              ------------  ------------
Cash flow provided by operations
 Net income (loss)                             $  (6,676)     $  (1,995)
 Adjustments to reconcile net income
  Depreciation, depletion and amortization         4,756          6,361
  Amortization of deferred charges                   633             53
  Dry hole costs                                   3,801            396
  Minority interest in net income of
   Subsidiaries                                       (2)             -
  Stock issued to directors for compensation          40            240
  (Gain) loss on sale of properties                  (95)           (70)
 Changes in working capital
  (Increase) decrease in accounts receivable        (372)         1,001
  (Increase) decrease in prepaid expenses
   and other current assets                         (284)           348
  (Decrease) in accounts payable and
   accrued expenses                                 (483)        (1,460)
  (Increase) in restricted cash                     (250)             -
                                              ------------  ------------
 Net cash flow provided by operations              1,068          4,874
                                              ------------  ------------
 Cash from investing activities
  Payments for capital expenditures               (7,238)        (9,324)
  Principal repayments - S-Sixteen Holding
   Company                                             -            547
  Proceeds from property sales                        95            104
                                              ------------  ------------
 Net cash used in investing activities            (7,143)        (8,673)
                                              ------------  ------------
 Cash from financing activities
  Proceeds from note payable                      26,528          2,500
  Debt issuance costs for line of credit            (528)             -
  Payments on notes payable and long-term
   accounts payable                              (36,252)             -
  Dividends paid to minority stockholders
   of subsidiaries                                   (20)             -
                                              ------------  ------------
 Net cash (used in) provided by financing
  activities                                     (10,272)         2,500
                                              ------------  ------------
Net increase (decrease) in cash and cash
 equivalents                                     (16,347)        (1,299)
 Cash and cash equivalents at beginning of
  period                                          19,018          4,552
                                              ------------  ------------
Cash and cash equivalents at end of period     $   2,671      $   3,253
                                              ============  ============

       See accompanying Notes to Consolidated Financial Statements.

Note 1. Accounting Policies and Basis of Presentation

     Remington Oil and Gas Corporation is an independent oil and gas exploration and production company incorporated in Delaware. Our oil and gas properties are located in three areas, offshore Gulf of Mexico, Mississippi/Alabama, and onshore Gulf Coast.

     We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first three months of 1999. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 1998 Form 10-K. The income statements for the three months ended March 31, 1999, cannot necessarily be used to project results for the full year.

Note 2. Notes Payable

     The indenture for the 8 1/4% Convertible Subordinated Notes requires us to make an offer to purchase the notes if a "change in control" occurs. The purchase price is the total of the par value plus accrued interest through the date of purchase. In December 1998, we replaced our two classes of common stock with one class of common stock. The indenture defined this transaction as a "change in control," and we made an offer to purchase the notes. In February 1999, we repurchased $32.4 million of the notes outstanding following this offer. Of the total amount of notes purchased by us in February 1999, we classified $8.4 million as a short-term liability and the remainder as a long-term liability because we refinanced this portion with long-term debt.

     In February 1999, we replaced our existing line of credit with a new line of credit from a different bank. The new line of credit with a $50.0 million facility and a borrowing base of $32.0 million expires in 2003. We pledged our oil and gas properties as collateral for the new line of credit. We will accrue and pay interest at varying rates based on premiums of from 1.625 to 2.375 percentage points over the London Interbank Offered Rates. On February 24, 1999, we borrowed $24.5 million on this line of credit and used the proceeds to buy a portion of the convertible notes.

Note 3. Related Party Transactions

     The following information about related party transactions includes the transactions between Remington Oil and Gas Corporation and S-Sixteen Holding Company and its subsidiaries prior to the merger of the two companies in December 1998. Before the merger, S-Sixteen Holding Company owned approximately 57% of Remington's voting common stock. The primary operating subsidiary, CKB Petroleum, Inc., owns an undivided interest in a pipeline that transports oil from our South Pass blocks, offshore Gulf of Mexico, to Venice, Louisiana. For the three months ended March 31, 1998, we paid transportation costs to CKB Petroleum, Inc. totaling $844,000. In addition, Remington received interest income totaling $159,000 and principal payments totaling $547,000 from S-Sixteen Holding Company during the first quarter of 1998.

Note 4. Contingencies

Phillips Petroleum Litigation

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

     In August 1998, the trial court ruled in the litigation. In its ruling, the court awarded Phillips $1.6 million plus interest for its overriding royalty claim and $9.3 million plus interest for its claim on the 1990 settlement. The trial court dismissed Phillips' claim of excessive transportation charges and its claims for double damages and lease cancellation. The trial court also dismissed our counterclaim. In October 1998, the trial court finalized its judgment. We have filed an appeal on the overriding royalty claim of the judgment. The trial court has required that we post a bond in order to prevent Phillips from executing on the judgment pending appeal. The amount of the bond is $18.0 million, 50% of which is collateralized by cash and a letter of credit. During the pendency of the appeal, simple interest will continue to accrue on the $10.9 million judgment. Phillips has filed an appeal of all adverse portions of the judgment.

     In connection with the proceeds from the termination of the Texas Eastern gas sales contract, we filed a declaratory judgment action against Phillips in federal district court in Dallas, Texas. In the action we asked the court to declare that none of the $49.8 million we received from the contract termination is owed to Phillips under the farm-out agreement. In existing litigation in Collin County, Texas, addressing the same issues that have been adjudicated by the Louisiana court, Phillips has filed a counterclaim asserting that the proceeds of the termination agreement should be credited to the Net Profits account. In response to Phillips counterclaim, we have filed an amended petition seeking a declaratory judgment that the termination proceeds need not be credited to the Net Profits account. We agreed to dismiss our federal court action, and the Collin County action is stayed pending resolution of the Louisiana appeal. Certain possible outcomes of our current litigation with Phillips Petroleum Company could have a material adverse effect on Remington.

Minority Shareholders Litigation

     Two individuals own a combined 5.8824% in two of our subsidiaries, CKB Petroleum, Inc. and CKB & Associates, Inc. The two subsidiaries were acquired when we merged with S-Sixteen Holding Company in December 1998. The minority interest liability reflects their percentage of the total combined equity in the two subsidiaries. Before the merger, the two shareholders, who are former officers of the companies, filed suit against S-Sixteen Holding Company and the two subsidiaries. In this suit the plaintiffs allege that from 1981 to the present the defendants wasted and/or misappropriated CKB Petroleum's corporate assets by paying excessive and unreasonable salaries, bonuses and expenses, and by making bogus loans and cash advances. The plaintiffs believe that the court should reclassify these "improper" expenditures as "constructive" dividends and that they should receive a pro-rata share of such dividends. In addition, the plaintiffs also seek an equitable order from the court compelling us to buy out their interest. We will vigorously defend against all of these claims.

Minerals Management Service Issues

     During the first quarter of 1999, the Minerals Management Service informed us of certain audit issues. The issues involve alleged underpaid royalties on the November 1990 gas contract settlement, the use of FERC-approved tariffs for oil transportation allowances from our South Pass blocks, and alleged underpaid crude oil royalties on our South Pass blocks. We responded to their audit issue letters. In our responses to the MMS's audit issue letters, we expressed our disagreement with the positions set forth in their letters. In April 1999, the MMS issued orders to pay additional royalties related to two of the issues. We intend to file Notices of Appeal and post the required appeal bonds. In order to obtain the bonds, we have provided to the surety additional collateral in the amount of $1.8 million cash. We believe that we have meritorious defenses in these matters and intend to vigorously defend against the orders. Certain possible outcomes of these proceedings could have a material adverse effect on Remington.

     We have no other material pending legal proceedings other than the litigation mentioned above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion will assist in the understanding our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to financial statements and our Form 10-K for the year ended December 31, 1998.

     Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy, and financial condition before we make any forward-looking statements, but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development and acquisition expenditures as well as expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information of known facts and trends.

     This discussion is primarily an update to the Management's
Discussion and Analysis of Financial Condition and Results of Operations included in the 1998 Form 10-K. We recommend that you read this discussion in conjunction with the Form 10-K.

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

Liquidity and Capital Resources

     On March 31, 1999, our current liabilities exceeded our current assets by $7.7 million. Excluding the Phillips judgment payable from current liabilities and the related restricted cash and cash equivalents from the current assets, results in our current assets exceeding our current liabilities by $1.6 million. From December 31, 1998 to March 31, 1999, our current assets decreased by $15.5 million. Current assets decreased primarily because we used cash to purchase a portion of the 8 1/4% Convertible Subordinated Notes and our capital expenditures exceeded cash flow from operations during the first quarter of 1999.

     Because of the merger and the exchange of our common stock in December 1998, we were required to offer to purchase any tendered 8 1/4% Convertible Subordinated Notes. Of the $38.4 million outstanding at December 31, 1998, we were required to purchase $32.4 million on February 25, 1999. We refinanced $24.0 million of the purchase with a long-term bank line of credit and used cash to purchase the remaining $8.4 million of the tendered notes.

     Cash flow from operations decreased by $3.8 million primarily because of lower oil and gas revenues during the first quarter of 1999. Gas sales decreased by $3.7 million or 50%. Gas production from South Pass block 89 was 233,000 Mcf lower during the first three months of 1999 compared to the same period in the prior year. The decrease in production, which resulted from natural depletion of the reserves, caused gas sales to be $2.0 million lower in 1999. In addition, the average price received for gas from this block decreased from $8.68 per Mcf during the first quarter of 1998 to $2.11 during the first quarter of 1999 because in August 1998 we terminated the gas sales contract that covered gas produced from this block. The lower average prices decreased gas sales by $1.6 million. Oil prices, which averaged $9.15 per barrel during the first quarter of 1999, were $3.60 per barrel lower compared to the first quarter of 1998.

     During the first quarter of 1999, we incurred capital expenditures totaling $7.2 million. The capital expenditures included drilling a side track on Main Pass block 262, starting the fourth exploration well on Eugene Island block 135, completing High Island block 86 well #1 and drilling two exploration wells in South Texas. During the second quarter of 1999, we will incur costs to complete the two South Texas wells, complete well D-9, continue drilling the Eugene Island block 135 well, and begin drilling wells on several other prospects in the Gulf of Mexico and Gulf Coast areas.

     In February 1999, we replaced our existing line of credit with a new line of credit from a different bank. The new line of credit with a borrowing base of $32.0 million expires in 2003. We pledged our oil and gas properties as collateral for the new line of credit. On February 24, 1999, we borrowed $24.5 million on this line of credit and used the majority of the proceeds to buy a portion of the convertible notes. At March 31, 1999, we had $5.5 million of unused borrowing base on the line of credit. The bank will review the borrowing base semi-annually and may increase or decrease the borrowing base relative to the redetermined estimate of proved oil and gas reserves.

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

     During the first quarter of 1999, we operated one of our oil and gas properties. The property was not commercial, therefore, we have not developed contingency plans relating to the year 2000 issue concerning the operation of this property. We do not believe that any problem relating to the year 2000 issue on this property will have a material impact on our operations. The operators of our other properties are, however, studying the year 2000 issue in connection with both the information technology and non-information technology aspects of operating the oil and gas properties. These operators have informed us that they will develop systems sufficient to address any problems that may arise. In addition the operators have informed us that manual back-up systems exist in the event the computer software fails to adequately address any problems. If, in the future, we act as operator on any other oil or gas property, we anticipate that we will provide for adequate systems to address any year 2000 issue.

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

Results of Operations

     Oil sales decreased $1.6 million during the three months ended March 31, 1999, compared to the same period in the prior year. The average sales price decreased from $12.75 per barrel to $9.15 per barrel causing oil sales to be $1.2 million lower during the first quarter of 1999 compared to the first quarter of 1998. Total oil production decreased by approximately 41,000 barrels which decreased the oil revenues for the first quarter of 1999 by another $375,000 when compared to the prior year. The decrease in oil production occurred primarily on South Pass block 87 because production was shut down to mobilize the drilling rig on the platform and because of natural depletion of the oil reservoir.

     Gas sales decreased $3.7 million during the first quarter of 1999 when compared to the first quarter of 1998. During the first quarter of 1998, we sold gas from South Pass block 89 at an average price of $8.68 per Mcf under a gas sales contract compared to an average sales price of $2.11 per Mcf during the first quarter of 1999. The lower average sales price caused gas sales to be $1.6 million lower while a 233,000 Mcf decrease in production from this block caused gas sales to be $2.0 million lower. The decrease in gas production from South Pass block 89 resulted from the depletion of this reservoir. Excluding South Pass block 89, our gas production for the first quarter of 1999 increased by 179,000 Mcf. This increase was offset by lower average gas prices. Our other offshore Gulf of Mexico properties accounted for the increase in gas production.

     Transportation expense decreased by $709,000 during the first quarter of 1999 because we purchased CKB Petroleum, Inc. in December 1998. CKB Petroleum, Inc. owns a partial interest in the pipeline that transports oil from our offshore South Pass block to onshore Louisiana. Net profits expense decreased by $1.4 million because of the lower oil and gas revenue on South Pass block 89.

     Exploration expense increased by $2.6 million because of dry hole costs incurred during the first quarter of 1999 when we drilled a sidetrack to an exploratory well on Main Pass block 262. The sidetrack did not encounter commercial oil or gas reserves. Depreciation, depletion and amortization expense decreased $1.6 million during the first quarter of 1999 because of lower property costs subject to depreciation, depletion and amortization on South Pass block 89. In addition, oil and gas reserves on other offshore properties increased which lowered the depreciation, depletion and amortization rate. The lower depreciable basis on South Pass block 89 resulted from impairment charges incurred in 1998 after we terminated our long-term gas sales contract.

     Interest and financing expense increased because we accelerated the amortization of the offering costs on the 8 1/4% convertible subordinated notes after we purchased approximately 85% of the outstanding notes in February 1999.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our market risk sensitive instrument at March 31, 1999, is a revolving line of credit from a bank. At March 31, 1999, the unpaid principal balance under the line was $26.5 million. The interest rate on this debt is sensitive to market fluctuations, however, we do not believe that significant fluctuations in the market rate of interest have a material effect on our consolidated financial position, results of operations, or cash flow from operations.

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

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     2.0+++    Agreement and Plan of Merger dated as of June 22, 1998,
by and between Remington Oil and Gas Corporation and S-Sixteen Holding
Company.

     3.1*      Certificate of Incorporation, as amended.

     3.2.1+++ Certificate of Amendment of Certificate of Incorporation of Remington Oil and Gas Corporation.

     3.3###    By-Laws as amended.

     4.1*      Form of Indenture Box Energy Corporation to United States
Trust Company of New York, Trustee, dated December 1, 1992, 8 1/4% Convertible Subordinated Notes due December 1, 2002.

     10.1*     Farmout Agreement with Aminoil USA, Inc., effective May
1, 1977, dated May 9, 1977.

     10.2*     Transportation Agreement with CKB Petroleum, Inc. dated
March 1, 1985, as amended on April 19, 1989.

     10.3*     Agreement of Compromise and Amendment to Farmout
Agreement dated July 3, 1989.

     10.4*     1992 Incentive Stock Option Plan of Box Energy
Corporation.

     10.5**    Pension Plan of Box Energy Corporation, effective April
16, 1992.

     10.6#     First Amendment to the Pension Plan of Box Energy
Corporation dated December 16, 1993.

     10.7##    Second Amendment to the Pension Plan of Box Energy
Corporation dated December 31, 1994.

     10.8+     Form of Executive Severance Agreement dated as of
December 12, 1995 by and between Box Energy Corporation and key employees.

     10.9+     Form of Letter Agreement regarding severance benefits
dated as of December 12, 1995 by and between Box Energy Corporation and employees not covered by Executive Severance Agreements.

     10.10*** Amended and Restated Promissory Note between Box Energy Corporation and Box Brothers Holding Company.

     10.11*** Amended and Restated Pledge Agreement between Box Energy Corporation and Box Brothers Holding Company.

     10.12++   Agreement by and between Box Energy Corporation and James
A. Watt.

     10.13***  Box Energy Corporation Severance Plan.

     10.14***  Box Energy Corporation 1997 Stock Option Plan.

     10.15***  Box Energy Corporation Non-Employee Director Stock
Purchase Plan.

     10.16*** Form of Executive Employment Agreement, effective August 29, 1997, by and between Box Energy Corporation and two executive officers.

     11.1      Statement regarding Computation of Income per share.

     27        Financial Data Schedule

(b)  No Forms 8-K were filed during the quarter ended March 31, 1999.

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

     ++    Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 1997 filed with the Commission and effective on or about August 12, 1997

     ***   Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission and effective on or about March 30, 1998.

     +++   Incorporated by reference to the Company's Registration
Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

     ###   Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1998 filed with the Commission and effective on or about March 30, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               REMINGTON OIL AND GAS CORPORATION



Date:     May 14, 1999         By:   (James A. Watt)
         -----------------         ---------------------------------
                               James A. Watt
                               President and Chief Executive Officer



Date:    May 14, 1999          By:   (J. Burke Asher)
        ------------------         ---------------------------------
                                J. Burke Asher
                                Vice President/Finance