Form 10-Q
period 1999-06-30
REMINGTON OIL & GAS CORP
filed 1999-08-13
CIK 874992

SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                     Form 10-Q

                                    ( Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                        OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from         to
                                                     -------    -------

                           Commission file number 1-11516

                         REMINGTON OIL AND GAS CORPORATION
               (Exact name of registrant as specified in its charter)

                 Delaware                               75-2369148
  (State or other jurisdiction of           IRS employer identification no.)
   incorporation or organization)

             8201 Preston Road, Suite 600, Dallas, Texas 75225-6211
                       (Address of principal executive offices)
                                     (Zip code)

                                   (214) 210-2650
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

There were 21,268,440 outstanding shares of Common Stock, $0.01 par value, on August 12, 1999.

                        Remington Oil and Gas Corporation
                                Table of Contents


PART I, FINANCIAL INFORMATION                                          3

  ITEM 1. FINANCIAL STATEMENTS                                         3

    Condensed Consolidated Balance Sheets                              3

    Condensed Consolidated Statements of Income                        4

    Condensed Consolidated Statements of Cash Flows                    5

    Notes to Condensed Consolidated Financial Statements               6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                          8

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                 11


PART II, OTHER INFORMATION                                            12

  ITEM 1. LEGAL PROCEEDINGS                                           12

  ITEM 2. CHANGES IN SECURITIES                                       12

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             12

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         12

  ITEM 5. OTHER INFORMATION                                           12

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            12

PART I, FINANCIAL INFORMATION
Item 1. Financial Statements

                       Remington Oil and Gas Corporation
                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)

                                                     June 30,   December 31,
                                                      1999         1998
Assets                                             -----------  ------------
 Current assets                                    (Unaudited)
  Cash and cash equivalents                        $    2,034   $    19,018
  Restricted cash and cash equivalents                 10,792         8,750
  Accounts receivable                                   4,458         3,212
  Prepaid expenses and other current assets             1,919         1,871
                                                   -----------  ------------
 Total current assets                                  19,203        32,851
                                                   -----------  ------------
 Properties
  Oil and natural gas properties
   (successful-efforts method)                        270,087       260,649
  Other properties                                      2,861         2,706
  Accumulated depreciation, depletion and
   amortization                                      (177,065)     (167,053)
                                                   -----------  ------------
 Total properties                                      95,883        96,302
                                                   -----------  ------------
 Other assets                                             959         1,076
                                                   -----------  ------------
 Total assets                                      $  116,045   $   130,229
                                                   ===========  ============

 Liabilities and stockholders' equity
  Liabilities
   Current liabilities
    Accounts payable and accrued liabilities       $    6,480   $     7,264
    Phillips judgment payable                          18,392        18,165
    Short-term notes payable and current
     portion of long-term notes payable                 2,681         8,651
                                                   -----------  ------------
   Total current liabilities                           27,553        34,080
                                                   -----------  ------------
   Other liabilities
    Long-term accounts payable                          2,335         2,913
    Notes payable                                      28,076         3,500
    8 1/4% Convertible subordinated notes
     payable due in 2002                                5,950        29,950
                                                   -----------  ------------
   Total other liabilities                             36,361        36,363
                                                   -----------  ------------
  Total Liabilities                                    63,914        70,443
                                                   -----------  ------------
  Commitments and contingencies (Note 4)
  Minority interest in subsidiaries                       121            87
  Stockholders' equity
    Preferred stock, $0.01 par value, 25,000,000
     shares authorized, shares issued - none               -             -
    Common stock, $0.01 par value, 100,000,000
     shares authorized, shares issued - 21,474,415
     in 1999 and 21,453,453 in 1998, shares
     outstanding - 21,268,440 in 1999 and
     21,247,478 in 1998                                   213           213
    Additional paid-in capital                         44,195        44,117
    Retained earnings                                   7,602        15,369
                                                   -----------  ------------
  Total stockholders' equity                           52,010        59,699
                                                   -----------  ------------
 Total liabilities and stockholders' equity        $  116,045   $   130,229
                                                   ===========  ============

    See accompanying Notes to Condensed Consolidated Financial Statements.

                       Remington Oil and Gas Corporation
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                    (In thousands, except per share amounts)



                                               Three Months Ended        Six Months Ended
                                                     June 30,                June 30,
                                             ----------------------    -----------------------
                                               1999         1998         1999         1998
                                             ----------  ----------    ----------   ----------
Revenues
 Oil sales                                   $   4,364   $   3,981     $   7,096    $   8,308
 Gas sales                                       4,868       7,427         8,525       14,755
 Other income                                      791         648         1,851        1,500
                                             ----------  ----------    ----------   ----------
Total revenues                                  10,023      12,056        17,472       24,563
                                             ----------  ----------    ----------   ----------
Costs and expenses
 Operating costs and expenses                    1,878       2,124         3,551        4,494
 Net Profits interest expense                      456       1,411           690        3,043
 Exploration expenses                              633       1,758         5,155        3,631
 Depreciation, depletion and amortization        5,504       5,573        10,260       11,934
 General and administrative                      1,203       1,220         2,257        2,382
 Legal expense                                     522          61           752          170
 Interest and financing expense                    872       1,066         2,528        2,061
                                             ----------   ---------    ----------   ----------
Total costs and expenses                        11,068      13,213        25,193       27,715
                                             ----------   ---------    ----------   ----------
Income (loss) before taxes and minority
  interest                                      (1,045)     (1,157)       (7,721)      (3,152)
                                             ----------   ---------    ----------   ----------
 Income tax expense                                  6           -             6            -
 Minority interest in income of subsidiaries        22           -            20            -
                                             ----------   ---------    ----------   ----------
Net income (loss)                               (1,073)     (1,157)       (7,747)      (3,152)
                                             ----------   ---------    ----------   ----------
 Other comprehensive income (loss)
  (net of taxes)                                     -           -             -            -
                                             ----------   ---------    ----------   ----------
Comprehensive income (loss)                  $  (1,073)   $ (1,157)    $  (7,747)   $  (3,152)
                                             ==========   =========    ==========   ==========

Basic and diluted (loss) per share           $   (0.05)   $  (0.06)    $   (0.36)   $   (0.15)
                                             ==========   =========    ==========   ==========

Basic and diluted comprehensive (loss)
 per share                                   $   (0.05)   $  (0.06)    $   (0.36)   $   (0.15)
                                             ==========   =========    ==========   ==========

Weighted average shares outstanding             21,311      20,387        21,286       20,370
                                             ==========   =========    ==========   ==========


           See accompanying Notes to Condensed Consolidated Financial Statements.


                        Remington Oil and Gas Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                         Six Months Ended
                                                             June 30,
                                                     ------------------------
                                                        1999          1998
                                                     ----------    ----------
Cash flow provided by operations
 Net income (loss)                                   $  (7,747)    $  (3,152)
 Adjustments to reconcile net income
  Depreciation, depletion and amortization              10,260        11,934
  Amortization of deferred charges                         672           120
  Dry hole costs                                         4,185         1,255
  Minority interest in income of subsidiaries               20             -
  Stock issued to directors and employees for
   compensation                                             78           409
  (Gain) on sale of properties                             (95)          (70)
 Changes in working capital
  (Increase) decrease in accounts receivable            (1,259)        1,244
  (Increase) decrease in prepaid expenses and
   other current assets                                    (48)          266
  Increase (decrease) in accounts payable and
   accrued expenses                                       (557)            4
  (Increase) in deferred charges                             -          (104)
  (Increase) in restricted cash                         (2,042)            -
                                                     ----------    ----------
 Net cash flow provided by operations                    3,467        11,906
                                                     ----------    ----------
 Cash from investing activities
  Payments for capital expenditures                    (14,026)      (16,540)
  Principal repayments - S-Sixteen Holding Company           -           883
  Proceeds from property sales                              95           112
                                                     ----------    ----------
 Net cash (used in) investing activities               (13,931)      (15,545)
                                                     ----------    ----------
 Cash from financing activities
  Proceeds from note payable                            30,628         3,800
  Debt issuance costs for line of credit                  (528)            -
  Payments on notes payable and long-term
   accounts payable                                    (36,600)         (100)
  Dividends paid to minority stockholders of
   subsidiaries                                            (20)            -
                                                     ----------    ----------
 Net cash provided by (used in) financing activities    (6,520)        3,700
                                                     ----------    ----------
Net increase (decrease) in cash and cash equivalents   (16,984)           61
 Cash and cash equivalents at beginning of period       19,018         4,552
                                                     ----------    ----------
Cash and cash equivalents at end of period           $   2,034     $   4,613
                                                     ==========    ==========


    See accompanying Notes to Condensed Consolidated Financial Statements.

                     Remington Oil and Gas Corporation
              Notes to Condensed Consolidated Financial Statements
                                June 30, 1999


Note 1. Accounting Policies and Basis of Presentation

     Remington Oil and Gas Corporation is an independent oil and gas exploration and production company incorporated in Delaware. Our oil and gas properties are located in three areas, offshore Gulf of Mexico, Mississippi/Alabama, and onshore Gulf Coast.

     We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first six months of 1999. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 1998 Form 10-K. The income statements for the three and six months ended June 30, 1999, cannot necessarily be used to project results for the full year.

Note 2. Notes Payable

     In December 1998, we replaced our two classes of common stock with one class of common stock. The indenture for the 8 1/4% Convertible Subordinated Notes (of which $38.4 million were outstanding at December 31, 1998) defined this transaction as a "change in control." As required under the indenture after a "change in control," we made an offer to purchase the notes. In February 1999, we repurchased $32.4 million of the notes outstanding following this offer.

     In February 1999, we replaced our line of credit with a new line of credit from a different bank. The new line of credit, a $50.0 million facility with a borrowing base of $32.0 million, expires in 2003. We pledged our oil and gas properties as collateral for the new line of credit. Interest on the line of credit accrues at varying rates based on premiums of from
1.625 to 2.375 percentage points over the London Interbank Offered Rates. On February 24, 1999, we borrowed $24.5 million on this line of credit and used the proceeds to buy a portion of the convertible notes. We have since borrowed $6.1 million for capital expenditures and other corporate purposes.

Note 3. Related Party Transactions

     The following information about related party transactions includes the transactions between Remington Oil and Gas Corporation and S-Sixteen Holding Company and its subsidiaries prior to the merger of the two companies in December 1998. Before the merger, S-Sixteen Holding Company owned approximately 57% of Remington's voting common stock. The primary operating subsidiary, CKB Petroleum, Inc., owns an undivided interest in a pipeline that transports oil from our South Pass blocks, offshore Gulf of Mexico, to Venice, Louisiana. For the three and six months ended June 30, 1998, we paid transportation costs to CKB Petroleum, Inc. totaling $863,000 and $1.7 million. In addition, during the same three and six month periods, Remington received interest income totaling $139,000 and $283,000, and principal payments totaling $336,000 and $883,000 from S-Sixteen Holding Company.

Note 4. Contingencies

Phillips Petroleum Litigation

     In August 1998, the state court in New Orleans, Louisiana, entered a judgment against us in litigation with Phillips Petroleum Company. The judgment in the amount of $10.9 million plus interest, was based upon claims that we credited an insufficient amount from our 1990 litigation settlement with Texas Eastern Transmission Corporation to Phillips' net profits account covering South Pass Block 89 and that Philips was due an overriding royalty payment for months in which there were no net profits. Phillips also claimed at trial that we charged an excessive transportation fee to the net profits account and that they were entitled to lease cancellation and double damages. The court dismissed the claims regarding the transportation fee, lease cancellation, and double damages. Phillips had sought aggregate damages in excess of $44.0 million at trial. Phillips appealed substantially all of the judgment. We appealed the judgment of $1.6 million regarding the overriding royalty payment but not the $9.3 million portion of the judgment relating to the Texas Eastern settlement. Oral arguments on the appeal are scheduled for September 13, 1999. In connection with the appeal, we have posted a bond in the amount of $18.0 million, collateralized with $9.0 million of restricted cash.

     We also currently have litigation pending with Phillips in state court in Collin County, Texas. This litigation centers on our termination of the gas contract with Texas Eastern in 1998 for $49.8 million, and what, if any, of the termination amount we received should be credited to the net profits account. The court in Collin County stayed the case pending resolution of the Louisiana appeals. Certain possible outcomes of the litigation with Phillips could have a material adverse effect on us.

Minority Shareholders Litigation

     Two individuals own a combined 5.8824% in two of our subsidiaries, CKB Petroleum, Inc. and CKB & Associates, Inc. We acquired the two subsidiaries when we merged with S-Sixteen Holding Company in December 1998. In their lawsuit, filed in state court in Dallas, Texas, the minority stockholders allege that the defendants misappropriated and/or wasted corporate assets through excessive salaries, bonuses and expenses in addition to making improper loans and cash advances. The two minority stockholders seek to have these purported improper payments declared constructive dividends with a pro-rata share of such dividends paid to them. In addition, they seek a court ordered buy-out of their interests. We are vigorously defending what we believe to be a baseless suit. The state court recently disqualified counsel for the minority stockholders. We have no indication that the minority stockholders have obtained new counsel. The suit is set for trial in December 1999.

Minerals Management Service Issues

     During the first quarter of 1999, the Minerals Management Service informed us of certain audit issues. The issues involve alleged underpaid royalties on the use of FERC-approved tariffs for oil transportation allowances from our South Pass blocks, and alleged underpaid crude oil royalties on our South Pass blocks. During the second quarter of 1999, the MMS issued orders to pay additional royalties on these issues. We disagree with the MMS position on these issues and have posted bonds totaling $3.6 million (collateralized with $1.8 million of restricted cash) on these issues in order to suspend the orders and appeal their allegations. In addition, we are currently engaged in discussions with the MMS over what additional amount of royalties, if any, we may be required to pay on our litigation settlement with Texas Eastern in 1990. Because these discussions are in their infancy and the MMS is in the process of gathering information regarding various re-characterizations of the original settlement between royalty bearing and non royalty bearing portions, it is impossible to determine what additional royalty, if any, we may owe. Certain possible outcomes of these proceedings could have a material adverse effect on Remington.

     We have no other material pending legal proceedings other than the litigation mentioned above.

Contingent Stock Grant

     In June 1999, the Board of Directors approved a contingent stock grant to our employees and directors. In the event our common stock's closing price is at or above $10.42 per share for twenty consecutive trading days prior to the expiration of the five-year period beginning June 17, 1999, each grant of stock will become effective. The number of shares granted each employee and director is relative to the employee's salary (or base number in the case of directors) and the closing stock price on June 17, 1999. The grants, if effective, will vest 50% in three years, 75% in four years, and 100% in five years. The total number of shares that could be issued under this contingent stock grant is 679,937.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion will assist in the understanding our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to financial statements, and our Form 10-K for the year ended December 31, 1998.

     Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy, and financial condition before we make any forward-looking statements, but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development, and acquisition expenditures as well as revenue, expense, and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information of known facts and trends.

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

Liquidity and Capital Resources

     On June 30, 1999, our current liabilities exceeded our current assets by $8.4 million. Excluding the Phillips judgment payable from current liabilities and the restricted cash and cash equivalents from current assets, would result in our current liabilities exceeding our current assets by $750,000. From December 31, 1998, to June 30, 1999, our current assets decreased by $13.6 million. Current assets decreased primarily because we used cash to purchase a portion of the 8 1/4% Convertible Subordinated Notes and our capital expenditures exceeded cash flow from operations during the first two quarters of 1999.

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

     Cash flow from operations decreased by $8.4 million primarily because of lower gas revenues from South Pass Block 89 during the first six months of 1999. Cash flow from operations before changes in working capital accounts decreased by $3.1 million. Cash flow from operations decreased primarily because total gas sales for the first six months decreased by $6.2 million or 42%. The average price received for gas from South Pass Block 89 decreased from $8.69 per Mcf during the first two quarters of 1998 to $2.14 during the first six months of 1999. The decrease in the average price occurred because we terminated the gas sales contract that covered gas produced from this block effective July 1, 1998. Increased production from other areas partially offset the decrease in gas revenue from South Pass Block 89. Excluding South Pass Block 89, total gas production increased by 641,000 Mcf for the first six months of 1999.

     During the first two quarters of 1999, we incurred capital expenditures totaling $14.0 million. We drilled five new wells in the Gulf of Mexico and fourteen wells in South Texas. During the second half of 1999, we will incur costs to complete several of the South Texas wells, Eugene Island Block 135 well #3, Galveston Block 333 #A-3 and High Island Block 87 #3. We expect to drill a test well in the "V" sands interval below the existing "U" sand in South Pass Block 87, a shallow well in Eugene Island Block 297, five to six additional wells in South Texas, and two wells in Mississippi.

     In February 1999, we replaced our line of credit with a new line of credit from a different bank. The new line of credit with a borrowing base of $32.0 million expires in 2003. We pledged our oil and gas properties as collateral for the new line of credit. On February 24, 1999, we borrowed $24.5 million on this line of credit and used the majority of the proceeds to buy a portion of the convertible notes. At June 30, 1999, we had $1.3 million of unused borrowing base on the line of credit. The bank will review the borrowing base semi-annually and may increase or decrease the borrowing base relative to the redetermined estimate of proved oil and gas reserves.

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

     We have assessed and continue to assess the year 2000 issue and its impact on our partners, suppliers, customers and us. We identified three areas related to the year 2000 issue that we believed would be most critical to us. The first area included our ability to continue producing oil and gas, to accurately measure the production, and to receive payment for the production sold. The second area addressed our access to complete and accurate financial and operational information stored on our internal computer network. The final area included the management of our financial assets including cash and securities held with financial institutions.

     Twelve properties account for approximately 90% of our revenue. The properties have seven different operators. Six companies purchase and/or pay us for the oil and gas production from these properties. We have surveyed the operators and purchasers regarding the ability to continue production and to accurately measure the production. We have surveyed the purchasers to determine their ability to pay us for our production in a timely manner. We have received favorable written responses to many of the questionnaires. We anticipate that we will receive favorable responses from the remaining operators and purchasers. In June of this year, we tested both the hardware and software in our internal computer network and found that no material year 2000 problems should arise in connection with either of these items. In addition, the company that provides our financial and accounting software package has informed us that the software is year 2000 compliant. We have received a letter from our primary bank confirming that it is year 2000 compliant.

Results of Operations

     The following table reflects the increase or decrease in oil and gas sales revenue due to the changes in prices and the increase or decrease in production volumes.


                                           Three Months Ended         Six Months Ended
                                                June 30,                  June 30,
                                         ----------------------     --------------------
                                           1999          1998         1999        1998
                                         ---------     ---------    ---------   --------
                                                   (In thousands, except prices)
Oil production volume (MBbls)                 320           355          619         694
Oil sales revenue                        $  4,364      $  3,981     $  7,096    $  8,308
Price per barrel                         $  13.64      $  11.22     $  11.47    $  11.97

Increase (decrease) in oil sales
  revenue due to:
 Change in prices                        $    859                   $   (347)
 Change in production volume                 (476)                      (865)
                                         ---------                  ---------
Total increase (decrease) in oil
  sales revenue                          $    383                   $ (1,212)
                                         =========                  =========

Gas production volume (MMcf)
 South Pass Block 89                          272           434          520         915
 Other properties                           1,997         1,535        3,494       2,853
                                         ---------     ---------    ---------   ---------
Total                                       2,269         1,969        4,014       3,768
                                         =========     =========    =========   =========
Gas sales revenue
 South Pass Block 89                     $    590      $  3,781     $  1,113    $  7,953
 Other properties                           4,278         3,646        7,412       6,802
                                         ---------     ---------    ---------   ---------
Total                                    $  4,868      $  7,427     $  8,525    $ 14,755
                                         =========     =========    =========   =========
Price per Mcf
 South Pass Block 89                     $   2.17      $   8.71     $   2.14    $   8.69
 Other properties                        $   2.14      $   2.38     $   2.12    $   2.38

Increase (decrease) in gas sales
  revenue due to:
 Change in prices
  South Pass Block 89                    $ (2,838)                  $ (5,993)
  Other properties                           (368)                      (742)
 Change in production volume
  South Pass Block 89                        (353)                      (847)
  Other properties                          1,000                      1,352
                                         ---------                  ---------
Total increase (decrease) in gas
  sales revenue                          $ (2,559)                  $ (6,230)
                                         =========                  =========


     Oil production during the second quarter and first six months of 1999 decreased when compared to the same period in 1998, primarily because of natural depletion from existing wells in the South Pass area blocks. Increased oil production from offshore Gulf of Mexico properties Eugene Island Blocks 135 and 148, West Cameron Block 170, Galveston Block 333, and the Parker Creek field in Mississippi partially offset the decrease in production from the South Pass area blocks. We purchased Eugene Island Block 148 and Galveston Block 333 in December 1998.

     During the first and second quarters of 1998, we sold gas at prices substantially higher than spot prices from South Pass Block 89 under a long-term gas sales contract. We terminated this contract effective July 1, 1998. In addition, gas production from South Pass Block 89 decreased as a result of natural depletion from existing wells in the producing reservoirs. The combination of the lower price per Mcf and lower production volumes caused gas sales revenue from South Pass Block 89 to decrease by a total of $3.2 million in the second quarter of 1999 compared to 1998 and by $6.8 million during the first six months of 1999 compared to the prior year period. However, we partially offset the decrease from South Pass Block 89 with production from other properties, primarily from six offshore Gulf of Mexico properties we purchased in December 1998, High Island Block 86, and West Cameron Block 170.

     Operating expenses decreased by $246,000 during the three months ended June 30, 1999, compared to the three months ended June 30, 1998. In addition, operating expenses decreased by $942,000 during the first half of 1999 compared to the first half of 1998. The decrease resulted from lower transportation expenses, which decreased after we purchased CKB Petroleum, Inc. in December 1998. CKB Petroleum, Inc. owns a partial interest in the pipeline that transports oil from our offshore South Pass blocks to onshore Louisiana. The decrease was partially offset by increased operating expenses from new or purchased properties. Net profits expense decreased by $955,000 during the second quarter of 1999 and by $2.4 million for the first six months of 1999 when compared to the same periods in the prior year because of the lower oil and gas revenue on South Pass Block 89.

     Exploration expense decreased during the second quarter of 1999 because of lower dry hole costs incurred. Exploration expense for the first six months of 1999 increased by $2.6 million because of dry hole costs incurred during the first quarter of 1999 when we drilled a sidetrack to an exploratory well on Main Pass Block 262. The sidetrack did not encounter commercial oil or gas reserves. Depreciation, depletion, and amortization expense decreased by $1.7 million during the first six months of 1999 because of lower property costs subject to depreciation, depletion, and amortization on South Pass Block 89. In addition, oil and gas reserves on other offshore properties increased which lowered the depreciation, depletion, and amortization rate. The lower depreciable basis on South Pass Block 89 resulted from impairment charges incurred in 1998 after we terminated our long-term gas sales contract.

     Expenses primarily related to the Phillips litigation caused legal fees to increase by $461,000 during the second quarter of 1999 and by $582,000 during the first six months of 1999 when compared to the same periods in the prior year. Interest and financing expense increased by $467,000 during the first six months because we accelerated the amortization of the offering costs on the 8 1/4% Convertible Subordinated Notes after we purchased approximately 85% of the outstanding notes in February 1999. However, the reduction in outstanding debt during the second quarter of 1999 caused interest and financing expense to be $194,000 lower than the second quarter of 1998.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our market risk sensitive instrument at June 30, 1999, is a revolving line of credit from a bank. At June 30, 1999, the unpaid principal balance under the line was $30.6 million. The interest rate on this debt is sensitive to market fluctuations, however, we do not believe that significant fluctuations in the market rate of interest have a material effect on our consolidated financial position, results of operations, or cash flow from operations.

PART II, OTHER INFORMATION

Item 1. Legal Proceedings

     Incorporated herein by reference is the discussion of litigation set forth in Part I, Item 1, Notes to the Financial Statements - Note 4. Contingencies of this Form 10-Q.

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     On June 17, 1999, we held our annual stockholders' meeting to elect members to the company's board of directors, ratify Arthur Andersen LLP as the independent auditors for 1999, and increase the maximum number of stock options issuable to a single individual under the 1997 Stock Option Plan. The stockholders voted as follows:

Election of Directors                  For      Withheld/Against    Abstained

     Don D. Box                    18,302,923       730,380
     John E. Goble, Jr.            18,303,523       729,780
     William E. Greenwood          18,302,523       730,780
     David H. Hawk                 18,303,023       730,280
     James Arthur Lyle             18,303,523       729,780
     David E. Preng                18,303,523       729,780
     Thomas W. Rollins             18,303,523       729,780
     Alan C. Shapiro               18,303,523       729,780
     James A. Watt                 18,303,023       730,280

Ratification of independent
  auditors for 1999                18,922,910        59,445          50,948

Stock option plan amendment        17,554,123     1,342,032         137,148

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

     10.14 Box Energy Corporation 1997 Stock Option Plan (as amended June 17, 1999).

     10.15***   Box Energy Corporation Non-Employee Director Stock Purchase
Plan.

     10.16***   Form of Executive Employment Agreement, effective August 29,
1997, by and between Box Energy Corporation and two executive officers.

     11.1       Statement regarding Computation of Income per share.

     27         Financial Data Schedule

(b)  No Forms 8-K were filed during the quarter ended June 30, 1999.

------------
     * Incorporated by reference to the Company's Registration Statement on Form S-2 (file number 33-52156) filed with the Commission and effective on December 1, 1992.

     **    Incorporated by reference to the Company's Form 10-K (file number
0-19967) for the fiscal year ended December 31, 1992, filed with the Commission and effective on or about March 30, 1993.

     #     Incorporated by reference to the Company's Form 10-K (file number
0-19967) for the fiscal year ended December 31, 1993, filed with the Commission and effective on or about March 30, 1994.

     ##    Incorporated by reference to the Company's Form 10-K (file number
0-19967) for the fiscal year ended December 31, 1994, filed with the Commission and effective on or about March 30, 1995.

     +     Incorporated by reference to the Company's Form 10-K (file number
0-19967) for the fiscal year ended December 31, 1995, filed with the Commission and effective on or about April 1, 1996.

     ++    Incorporated by reference to the Company's Form 10-Q (file number
1-11516) for the fiscal quarter ended June 30, 1997, filed with the Commission and effective on or about August 12, 1997

     ***   Incorporated by reference to the Company's Form 10-K (file number
1-11516) for the fiscal year ended December 31, 1997, filed with the Commission and effective on or about March 30, 1998.

     +++   Incorporated by reference to the Company's Registration Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

     ###   Incorporated by reference to the Company's Form 10-K (file number
1-11516) for the fiscal year ended December 31, 1998, filed with the Commission and effective on or about March 30, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 REMINGTON OIL AND GAS CORPORATION


Date:     August 13, 1999        By:  (James A. Watt)
         -----------------            --------------------------------
                                 James A. Watt
                                 President and Chief Executive Officer



Date:    August 13, 1999         By:  (J. Burke Asher)
        -----------------             ---------------------------------
                                 J. Burke Asher
                                 Vice President/Finance