Form 10-Q
period 1999-09-30
REMINGTON OIL & GAS CORP
filed 1999-11-12
CIK 874992

SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                     Form 10-Q

                                    (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1999

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

There were 21,275,229 outstanding shares of Common Stock, $0.01 par value, on November 11, 1999.

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

PART I,  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        Remington Oil and Gas Corporation
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                   September 30,    December 31,
                                                       1999            1998
Assets                                             -------------    ------------
 Current assets                                     (Unaudited)
  Cash and cash equivalents                         $    5,682      $    19,018
  Restricted cash and cash equivalents                  10,792            8,750
  Accounts receivable                                    6,392            3,212
  Prepaid expenses and other current assets              1,122            1,871
                                                   -------------    ------------
 Total current assets                                   23,988           32,851
                                                   -------------    ------------
 Properties
  Oil and natural gas properties (successful-
   efforts method)                                     274,849          260,649
  Other properties                                       2,862            2,706
  Accumulated depreciation, depletion and
   amortization                                       (182,998)        (167,053)
                                                   -------------    ------------
 Total properties                                       94,713           96,302
                                                   -------------    ------------
 Other assets                                              931            1,076
                                                   -------------    ------------
Total assets                                       $   119,632      $   130,229
                                                   =============    ============

Liabilities and stockholders' equity
 Liabilities
  Current liabilities
   Accounts payable and accrued liabilities        $     8,881      $     7,264
   Phillips judgment payable                            18,712           18,165
   Short-term notes payable and current portion
    of long-term notes payable                           5,236            8,651
                                                   -------------    ------------
  Total current liabilities                             32,829           34,080
  Other liabilities
   Long-term accounts payable                            1,840            2,913
   Notes payable                                        25,523            3,500
   8 1/4% Convertible subordinated notes payable
    due in 2002                                          5,950           29,950
                                                   -------------    ------------
  Total other liabilities                               33,313           36,363
                                                   -------------    ------------
 Total Liabilities                                      66,142           70,443
                                                   -------------    ------------
 Commitments and contingencies (Note 4)
 Minority interest in subsidiaries                         107               87
 Stockholders' equity
  Preferred stock, $0.01 par value, 25,000,000
   shares authorized, shares issued - none                   -                -
  Common stock, $0.01 par value, 100,000,000
   shares authorized, shares issued  - 21,481,204
   in 1999 and 21,453,453 in 1998,shares
   outstanding - 21,275,229 in 1999 and
   21,247,478 in 1998                                      213              213
  Additional paid-in capital                            44,234           44,117
  Retained earnings                                      8,936           15,369
                                                   -------------    ------------
 Total stockholders' equity                             53,383           59,699
                                                   -------------    ------------
Total liabilities and stockholders' equity         $   119,632      $   130,229
                                                   =============    ============

      See accompanying Notes to Condensed Consolidated Financial Statements.

                       Remington Oil and Gas Corporation
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                  Three Months Ended   Nine Months Ended
                                                   September 30,       September 30,
                                                  -----------------    -----------------
                                                    1999      1998       1999      1998
                                                  --------  -------    --------  -------
Revenues
 Oil sales                                        $ 5,132   $ 2,795    $12,228   $11,103
 Gas sales                                          7,089     2,871     15,615    17,626
 Other income                                         828    50,861      2,679    52,361
                                                  --------  -------    --------  -------
Total revenues                                     13,049    56,527     30,522    81,090
                                                  --------  -------    --------  -------
Costs and expenses
 Operating costs and expenses                       1,866     1,872      5,418     6,366
 Net Profits interest expense                         605       358      1,295     3,401
 Exploration expenses                                 803     2,222      5,958     5,852
 Depreciation, depletion and amortization           6,056     4,196     16,316    15,608
 Impairment of oil and gas properties                   -     2,541          -     3,063
 Philips Petroleum judgment                             -    17,950          -    17,950
 General and administrative                         1,233       935      3,491     3,317
 Legal expense                                        451       208      1,202       378
 Interest and financing expense                       988     1,068      3,516     3,129
                                                  --------  -------    --------  -------
Total costs and expenses                           12,002    31,350     37,196    59,064
                                                  --------  -------    --------  -------
Income (loss) before taxes and minority interest    1,047    25,177     (6,674)   22,026
 Income tax expense                                  (305)      361       (300)      361
 Minority interest in income of subsidiaries          (21)        -         (1)        -
                                                  --------  -------    --------  -------
Net income (loss)                                 $ 1,373   $24,816    $(6,373)  $21,665
                                                  ========  =======    ========  =======

 Basic income (loss) per share                    $  0.06   $  1.22    $ (0.30)  $  1.06
                                                  ========  =======    ========  =======

 Diluted income (loss) per share                  $  0.06   $  1.06    $ (0.30)  $  0.97
                                                  ========  =======    ========  =======

 Weighted average shares outstanding (Basic)       21,268    20,369     21,275    20,359
                                                  ========  =======    ========  =======

 Weighted average shares outstanding (Diluted)     21,368    23,857     21,319    23,847
                                                  ========  =======    ========  =======

     See accompanying Notes to Condensed Consolidated Financial Statements.


                       Remington Oil and Gas Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                      -----------------------
                                                         1999          1998
                                                      ---------     ---------
Cash flow provided by operations
 Net income (loss)                                    $ (6,373)     $ 21,665
 Adjustments to reconcile net income
  Depreciation, depletion and amortization              16,316        15,608
  Impairment of oil and gas properties                       -         3,063
  Amortization of deferred charges                         712           193
  Dry hole costs                                         4,699         1,929
  Minority interest in income of subsidiaries               (1)            -
  Stock issued to directors and employees for
   compensation                                            117           444
  (Gain) on sale of properties                            (195)         (107)
 Changes in working capital
  (Increase) decrease in accounts receivable            (3,199)        3,687
  (Increase) decrease in prepaid expenses and other
   current assets                                          749        (1,194)
  Increase (decrease) in accounts payable and accrued
   expenses                                              2,164        16,412
  (Increase) in deferred charges                             -          (104)
  (Increase) in restricted cash                         (2,042)            -
                                                      ---------     ---------
 Net cash flow provided by operations                   12,947        61,596
                                                      ---------     ---------
 Cash from investing activities
  Payments for capital expenditures                    (19,504)      (23,207)
  Principal repayments - S-Sixteen Holding Company           -         1,253
  Proceeds from property sales                             274           245
                                                      ---------     ---------
 Net cash (used in) investing activities               (19,230)      (21,709)
                                                      ---------     ---------
 Cash from financing activities
  Proceeds from note payable                            30,628         3,800
  Debt issuance costs for line of credit                  (528)            -
  Payments on notes payable and long-term accounts
   payable                                             (37,093)         (100)
  Dividends paid to minority stockholders of
   subsidiaries                                            (60)            -
                                                      ---------     ---------
 Net cash provided by (used in) financing activities    (7,053)        3,700
                                                      ---------     ---------
 Net increase (decrease) in cash and cash equivalents  (13,336)       43,587
  Cash and cash equivalents at beginning of period      19,018         4,552
                                                      ---------     ---------
 Cash and cash equivalents at end of period           $  5,682      $ 48,139
                                                      =========     =========

    See accompanying Notes to Condensed Consolidated Financial Statements

Note 1.  Accounting Policies and Basis of Presentation

Remington Oil and Gas Corporation is an independent oil and gas exploration and production company incorporated in Delaware. Our oil and gas properties are located in three areas, offshore Gulf of Mexico, Mississippi/Alabama, and onshore Gulf Coast.

We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first nine months of 1999. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 1998 Form 10-K. The income statements for the three and nine months ended September 30, 1999, cannot necessarily be used to project results for the full year.

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

Note 3.  Related Party Transactions

The following information about related party transactions includes the transactions between Remington Oil and Gas Corporation and S-Sixteen Holding Company and its subsidiaries prior to the merger of the two companies in December 1998. Before the merger, S-Sixteen Holding Company owned approximately 57% of Remington's voting common stock. The primary operating subsidiary, CKB Petroleum, Inc., owns an undivided interest in a pipeline that transports oil from our South Pass blocks, offshore Gulf of Mexico, to Venice, Louisiana. For the three and nine months ended September 30, 1998, we paid transportation costs to CKB Petroleum, Inc. totaling $612,000 and $2.3 million. In addition, during the same three and nine month periods, Remington received interest income totaling $173,000 and $420,000, and principal payments totaling $370,000 and $1.3 million from S-Sixteen Holding Company.

Note 4.  Contingencies

Phillips Petroleum Litigation

In August 1998, the state trial court in New Orleans, Louisiana, entered a judgment against us in litigation with Phillips Petroleum Company. The judgment in the amount of $10.9 million plus interest ($18.0 million total) was based upon claims that we credited an insufficient amount from our 1990 litigation settlement with TETCO to Phillips' net profits account covering South Pass Block 89 and that Phillips was due an overriding royalty payment for months in which there were no net profits. The judgment is under appeal. Oral arguments were held on September 13, 1999. In connection with the appeal, we have posted a bond in the amount of $18.0 million collateralized with $9.0 million of restricted cash. We recorded the entire $18.0 million judgment in the third quarter of 1998, and we continue to record interest expense on this judgment as it accrues. We are currently awaiting a ruling from the state court of appeals in New Orleans, Louisiana.

We also have litigation pending with Phillips in state court in Collin County, Texas. This litigation centers on our termination of the gas contract with Texas Eastern in 1998 for $49.8 million, and what, if any, of the termination amount we received should be credited to the net profits account. The court in Collin County stayed the case pending resolution of the Louisiana appeals. Certain possible outcomes of the litigation with Phillips could have a material adverse effect on us.

Minerals Management Service Issues

During the first quarter of 1999, the Minerals Management Service (MMS) informed us of certain audit issues. The issues involve alleged underpaid royalties on the South Pass Block 89 Complex from 1990-1998. During the second quarter of 1999, the MMS issued orders to pay additional royalties on these claims. We strongly disagree with the MMS position. After posting bonds totaling $3.6 million, collateralized with $1.8 million of restricted cash, we have entered into negotiations with the MMS in regard to these items. In light of these negotiations, it is impossible to determine the amount of royalty, if any, we may owe. Certain possible outcomes of these proceedings could materially affect our financial statements.

Minority Shareholders Litigation

Two individuals own a combined 5.8824% in two of our subsidiaries, CKB Petroleum, Inc. and CKB & Associates, Inc. We acquired the two subsidiaries when we merged with S-Sixteen Holding Company in December 1998. In their lawsuit, filed in state court in Dallas, Texas, the minority stockholders allege that these defendants, as well as defendant Box Brothers Holding Company (later known as S-Sixteen Holding Company), misappropriated and /or wasted corporate assets through excessive salaries, bonuses and expenses in addition to making improper loans and cash advances. The two minority stockholders seek to have these purported improper payments declared constructive dividends with a pro-rata share of such dividends paid to them. In addition, they seek a court ordered buy-out of their interests. We are vigorously defending what we believe to be a baseless suit. The state court recently disqualified counsel for the minority stockholders. We have no indication that the minority stockholders have obtained new counsel. The suit is set for trial in early December 1999.

We have no other material pending legal proceedings other than the litigation mentioned above.

Contingent Stock Grant

In June 1999, the Board of Directors approved a contingent stock grant to our employees and directors. If our common stock's closing price is at or above $10.42 per share for twenty consecutive trading days prior to the expiration of the five-year period beginning June 17, 1999, each grant of stock will become effective. The number of shares granted each employee and director is relative to the employee's salary (or base number in the case of directors) and the closing stock price on June 17, 1999. The grants, if effective, will vest 50% in three years, 75% in four years, and 100% in five years. The total number of shares that could be issued under this contingent stock grant is 679,937

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to financial statements, and our Form 10-K for the year ended December 31, 1998.

Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy, and financial condition before we make any forward-looking statements, but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development, and acquisition expenditures as well as revenue, expense, and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses, and interest costs that we believe are reasonable based on currently available information of known facts and trends.

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

Liquidity and Capital Resources

On September 30, 1999, our current liabilities exceeded our current assets by $8.8 million. Excluding the Phillips judgment payable from current liabilities and the $9.0 million of restricted cash related thereto from current assets would result in our current assets exceeding our current liabilities by $871,000. From December 31, 1998, to September 30, 1999, our current assets decreased by $8.9 million. The current assets decreased primarily because we used cash to purchase a portion of the 8 1/4% Convertible Subordinated Notes and our capital expenditures exceeded cash flow from operations during the first three quarters of 1999.

Because of the merger with S-Sixteen Holding Company which included the exchange of our common stock in December 1998, we were required to offer to purchase any tendered 8 1/4% Convertible Subordinated Notes. Of the $38.4 million outstanding at December 31, 1998, we purchased $32.4 million on February 25, 1999. We refinanced $24.0 million of the purchase with a long-term bank line of credit and used cash to purchase the remaining $8.4 million of the tendered notes.

Cash flow from operations decreased by $48.2 million primarily because we received $49.8 million in cash during the third quarter of 1998 for the termination of a long-term contract for gas sales from South Pass Block 89. Excluding the cash received from the termination of the gas contract and the increases in restricted cash, cash flow from operations has increased from the third quarter of 1998 because of increases in both total production and the average oil and gas prices. The following table reflects the increase in cash flow from operations, production and average prices.


                                                  Three Months ended
                           --------------------------------------------------------------
                           September 30, December 31,  March 31,  June 30,  September 30,
                               1998          1998        1999       1999        1999
                           ------------- ------------  ---------  --------  -------------
Cash flow from operations
(before cash from contract
termination and increase
in restricted cash)          $  (110)       $  1,194   $  1,318   $  4,191    $  9,480

Production Bcf equivalents       2.9             3.0        3.5        4.2         4.6

Average oil price            $ 10.36        $   9.17   $   9.15   $  13.64    $  17.70
Average gas price            $  2.28        $   2.18   $   2.11   $   2.15    $   2.46



During the first nine months of 1999, we incurred capital expenditures totaling $19.5 million. We drilled six wells in the Gulf of Mexico, two wells in Mississippi, and 24 wells in south Texas. During the remainder of 1999, we will incur costs to complete several of the south Texas wells, South Pass Block 87 well D-2, and two Mississippi wells. We also expect to drill three wells in the Gulf of Mexico, two additional wells in south Texas, and two wells in Mississippi.

In February 1999, we replaced our line of credit with a new line of credit from a different bank. The new line of credit with a borrowing base of $32.0 million expires in 2003. We pledged our oil and gas properties as collateral for the new line of credit. On February 24, 1999, we borrowed $24.5 million on this line of credit and used the majority of the proceeds to buy a portion of the convertible notes. At September 30, 1999, we had $1.4 million of unused borrowing base on the line of credit. The bank will review the borrowing base semi-annually and may increase or decrease the borrowing base relative to the redetermined estimate of proved oil and gas reserves.

In August 1998, the state trial court in New Orleans, Louisiana, entered a judgment against us in litigation with Phillips Petroleum Company. The judgment in the amount of $10.9 million plus interest ($18.0 million total) was based upon claims that we credited an insufficient amount from our 1990 litigation settlement with TETCO to Phillips' net profits account covering South Pass Block 89 and that Phillips was due an overriding royalty payment for months in which there were no net profits. The judgment is under appeal. Oral arguments were held on September 13, 1999. In connection with the appeal, we have posted a bond in the amount of $18.0 million collateralized with $9.0 million of restricted cash. We recorded the entire $18.0 million judgment in the third quarter of 1998, and we continue to record interest expense on this judgment as it accrues. We are currently awaiting a ruling from the state court of appeals in New Orleans, Louisiana.

We also have litigation pending with Phillips in state court in Collin County, Texas. This litigation centers on our termination of the gas contract with Texas Eastern in 1998 for $49.8 million, and what, if any, of the termination amount we received should be credited to the net profits account. The court in Collin County stayed the case pending resolution of the Louisiana appeals. Certain possible outcomes of the litigation with Phillips could have a material adverse effect on us.

During the first quarter of 1999, the Minerals Management Service (MMS) informed us of certain audit issues. The issues involve alleged underpaid royalties on the South Pass Block 89 Complex from 1990-1998. During the second quarter of 1999, the MMS issued orders to pay additional royalties on these claims. We strongly disagree with the MMS position. After posting bonds totaling $3.6 million, collateralized with $1.8 million of restricted cash, we have entered into negotiations with the MMS in regard to these items. In light of these negotiations, it is impossible to determine the amount of royalty, if any, we may owe. Certain possible outcomes of these proceedings could materially affect our liquidity.

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

Results of Operations

For the third quarter of 1999, we reported net income of $1.4 million, or $0.06 per share, on revenues of $13.0 million. This compared to net income for the third quarter of 1998 of $24.8 million, or $1.22 per share, on revenues of $56.5 million. For the nine months ended September 30, 1999, we recorded a net loss of $6.4 million, or $0.30 per share, on revenues of $30.5 million compared to net income of $21.7 million, or $1.06 per share, on revenues of $81.1 million for the same nine months in 1998.

In the third quarter of 1998, we terminated a gas sales contract covering production from South Pass Block 89 and received $49.8 million as a termination fee. With no such non-recurring item in the current period, total revenues and net income for the three and nine months ended September 30, 1999, decreased from the previous year. However, oil and gas revenues for the third quarter of 1999 increased $6.6 million or 116% from the third quarter of 1998. Total production increased from 2.9 Bcfe during the third quarter of 1998, to 4.6 Bcfe during the third quarter of 1999. During the same periods the average oil price has increased from $10.36 per barrel to $17.70 per barrel and the average gas price has increased from $2.28 per Mcf to $2.46 per Mcf.

The following table reflects the increase or decrease in oil and gas sales revenue due to the changes in prices and the increase or decrease in production volumes.


                                              Three Months Ended       Nine Months Ended
                                                 September 30,           September 30,
                                             --------------------    --------------------
                                               1999        1998        1999        1998
                                             --------    --------    ---------   --------
                                                      (In thousands, except prices)
Oil production volume (MBbls)                     290         270         908         964
Oil sales revenue                            $  5,132    $  2,795    $ 12,228    $ 11,103
Price per barrel                             $  17.70    $  10.36    $  13.47    $  11.52

Increase (decrease) in oil sales revenue
 due to:
  Change in prices                           $  1,982                $  1,880
  Change in production volume                     355                    (755)
                                             --------                ---------
Total increase (decrease) in oil sales
 revenue                                     $  2,337                $  1,125
                                             ========                =========

Gas production volume (MMcf)                    2,882       1,262       6,903       5,029
Gas sales revenue                            $  7,089    $  2,871    $ 15,615    $ 17,626
Price per Mcf                                $   2.46    $   2.28    $   2.26    $   3.50

Increase (decrease) in gas sales revenue
 due to:
  Change in prices                           $    227                $ (6,236)
  Change in production volume                   3,991                   4,225
                                             --------                ---------
Total increase (decrease) in gas sales
 revenue                                     $  4,218                $ (2,011)
                                             ========                =========


During the third quarter of 1999, oil revenue increased by $2.3 million primarily because of the $7.34 increase in the average price. In addition, oil production from Mississippi increased by approximately 12,000 barrels and oil production from the Gulf of Mexico increased by approximately 7,800 barrels. For the nine months ended September 30, 1999, oil revenue increased by $1.1 million primarily because of the $1.95 increase in the average price per barrel. However, oil production from the Gulf of Mexico decreased by 62,000 barrels and oil production from south Texas and west Texas decreased by 12,000 barrels, partially offset by an increase in oil production from Mississippi of approximately 18,000 barrels.

During the third quarter of 1999, gas revenues increased by $4.2 million primarily because of a 1.6 Bcf, or 128%, increase in gas production. The increase came primarily from the offshore Gulf of Mexico which increased by approximately 1.4 Bcf and from the South Texas Gulf Coast which increased by approximately 0.2 Bcf. In addition, an $0.18 increase in the average gas price added $519,000 to total gas revenues. During the first nine months of 1999, gas revenues decreased by $2.0 million primarily because of the termination of the Texas Eastern gas sales contract in July 1998. During the first and second quarters of 1998, we sold gas at prices substantially higher than spot prices from South Pass Block 89 under a long-term gas sales contract. Gas sales were $6.0 million lower from South Pass Block 89 because of the lower average gas price. However, net production during the first nine months increased by 1.9 Bcf. The increase came primarily from the offshore Gulf of Mexico which increased by approximately 1.5 Bcf and from the South Texas Gulf Coast which increased by approximately 0.4 Bcf.

Operating expenses decreased during the three and nine months ended
September 30, 1999, compared to the three and nine months ended September 30, 1998, because of lower transportation expenses. The transportation expenses decreased after we purchased CKB Petroleum, Inc. in December 1998. CKB Petroleum, Inc. owns an undivided interest in the pipeline that transports oil from our offshore South Pass blocks to onshore Louisiana. The decrease was partially offset by increased operating expenses from new properties. Net profits expense increased by $247,000 during the third quarter of 1999 compared to the third quarter of 1998 because of the increase in oil and gas prices. During the first nine months of 1999 net profits expense decreased by $2.1 million because of lower gas revenue caused by the termination of the gas sales contract on South Pass Block 89.

Exploration expense decreased by $1.4 million during the third quarter of 1999 primarily because of lower seismic costs. Depreciation, depletion, and amortization expense increased during the three and nine months ended September 30, 1999, compared to the same periods in the prior year because of the increase in the number of producing properties and the increase in production. During the third quarter of 1998, we recorded a $2.5 million impairment charge on South Pass Block 89 after the gas sales contract was terminated.

During the third quarter of 1998, we recorded the $18.0 million judgment issued against us by the state trial court of Louisiana in the Phillips litigation. In addition, expenses primarily related to the appeal of the Phillips judgment caused our legal expenses to increase by $243,000 during the third quarter of 1999 and by $824,000 during the first nine months of 1999. Interest and financing expense increased by $387,000 during the first nine months of 1999 because we accelerated the amortization of the offering costs on the 8 1/4% Convertible Subordinated Notes after we purchased approximately 85% of the outstanding notes in February 1999.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our market risk sensitive instrument at September 30, 1999, is a revolving line of credit from a bank. At September 30, 1999, the unpaid principal balance under the line was $30.6 million. The interest rate on this debt is sensitive to market fluctuations, however, we do not believe that significant fluctuations in the market rate of interest have a material effect on our consolidated financial position, results of operations, or cash flow from operations.

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

10.1*      Farmout Agreement with Aminoil USA, Inc., effective May 1,
1977, dated May 9, 1977.

10.2*      Transportation Agreement with CKB Petroleum, Inc. dated
March 1, 1985, as amended on April 19, 1989.

10.3*      Agreement of Compromise and Amendment to Farmout Agreement
dated July 3, 1989.

10.4**     Pension Plan of Box Energy Corporation, effective April 16,
1992.

10.5#      First Amendment to the Pension Plan of Box Energy
Corporation dated December 16, 1993.

10.6##     Second Amendment to the Pension Plan of Box Energy
Corporation dated December 31, 1994.

10.7***    Amended and Restated Promissory Note between Box Energy
Corporation and Box Brothers Holding Company.

10.8***    Amended and Restated Pledge Agreement between Box Energy
Corporation and Box Brothers Holding Company.

10.9++     Agreement by and between Box Energy Corporation and James A.
Watt.

10.10***   Box Energy Corporation Severance Plan.

10.11+     Box Energy Corporation 1997 Stock Option Plan (as amended
June 17, 1999).

10.12***   Box Energy Corporation Non-Employee Director Stock Purchase
Plan.

10.13 Form of Employment Agreement, effective September 30, 1999, by and between Remington Oil and Gas Corporation and two executive officers.

10.14 Form of Employment Agreement, effective September 30, 1999, by and between Remington Oil and Gas Corporation and an executive officer.

11.1       Statement regarding Computation of Income per share.

27         Financial Data Schedule

(b) No Forms 8-K were filed during the quarter ended September 30, 1999.

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

+    Incorporated by reference to the Company's Form 10-Q (file number
1-11516) for the fiscal quarter ended June 30, 1999, filed with the Commission and effective on or about August 13, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 REMINGTON OIL AND GAS CORPORATION


Date:   November 12, 1999        By:  (James A. Watt)
        -----------------             --------------------------------
                                 James A. Watt
                                 President and Chief Executive Officer



Date:   November 12, 1999        By:  (J. Burke Asher)
        -----------------             --------------------------------
                                 J. Burke Asher
                                 Vice President/Finance