Form 10-K
period 1999-12-31
REMINGTON OIL & GAS CORP
filed 2000-03-29
CIK 874992

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 1-11516

                       REMINGTON OIL AND GAS CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2369148
       (State or other jurisdiction of                        (I.R.S. employer
        incorporation or organization)                      identification no.)

         8201 PRESTON ROAD, SUITE 600
                DALLAS, TEXAS                                    75225-6211
   (Address of principal executive offices)                      (Zip code)

      Registrant's telephone number, including area code:  (214) 210-2650

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
        Common Stock, $0.01 Par Value                      Pacific Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant on March 24, 2000, was $81,640,833. On that date, the number of outstanding shares, $0.01 par value, was 21,491,170.

     Registrant's Registration Statement filed on Form S-2 effective December 1, 1992 for its 8 1/4% Convertible Subordinated Notes is incorporated by reference in Part IV of this Form 10-K.

     Registrant's Registration Statement filed on Form S-4 effective November 27, 1998, is incorporated by reference in Part IV of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       REMINGTON OIL AND GAS CORPORATION

                               TABLE OF CONTENTS

PART I......................................................     3
  Item 1.   Business........................................     3
  Item 2.   Properties......................................     5
  Item 3.   Legal Proceedings...............................     7
  Item 4.   Submission of Matters to a Vote of Security
     Holders................................................     7

PART II.....................................................     8
  Item 5.   Market for Registrant's Common Equity and
     Related Stockholder Matters............................     8
  Item 6.   Selected Financial Data.........................     9
  Item 7.   Management's Discussion and Analysis of
     Financial Condition and Results of
              Operations....................................    10
  Item 7A.  Quantitative and Qualitative Disclosures About
     Market Risk............................................    15
  Item 8.   Financial Statements and Supplementary Data.....    16
  Item 9.   Changes in and Disagreements with Accountants
     and Financial Disclosure...............................    38

PART III....................................................    39
  Item 10.  Directors and Executive Officers of the
     Registrant.............................................    39
  Item 11.  Executive Compensation..........................    43
  Item 12.  Security Ownership of Certain Beneficial Owners
     and Management.........................................    51
  Item 13.  Certain Relationships and Related
     Transactions...........................................    52

PART IV.....................................................    52
  Item 14.  Exhibits, Financial Statement Schedules and
     Reports on Form 8-K....................................    52

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Remington Oil and Gas Corporation, a Delaware Corporation, began in 1981 as OKC Limited Partnership. In 1992, the limited partnership was converted to a corporation named Box Energy Corporation. We changed the name of the company to Remington Oil and Gas Corporation in December 1997.

     In December 1998, we restructured our two classes of common stock into a single class of voting common stock when we merged with S-Sixteen Holding Company. Our executive offices are located at 8201 Preston Road, Suite 600, Dallas, Texas 75225-6211 (telephone number 214/210-2650). The company employed 23 people on December 31, 1999.

     We explore for, acquire, develop, and produce oil and gas in the offshore Gulf of Mexico and onshore Gulf Coast areas.

LONG-TERM STRATEGY

     Our long-term strategy is to increase our oil and gas production and reserves while keeping our production costs and our finding and development costs competitive with the industry.

ACTIVITIES AND OPERATIONS

     Our geophysical and geological staff identifies prospects in our core areas primarily by using 3-D technology. If the prospect merits further exploration, we then attempt to acquire a leasehold interest in the property. Next, we drill an exploratory well. If the exploratory well finds enough oil and/or gas reserves, we complete the well and begin producing the oil or gas. Many times, before we actually produce the well, we need to build additional facilities such as offshore platforms or gathering pipelines. The successful results of an exploratory well may lead to further exploration or development of the property.

     Periodically, we also purchase properties with existing oil and gas reserves and production for further exploration, development, or exploitation. We sell the oil and gas production from the properties and reinvest the net cash flow from operations in exploration, development and acquisition activities.

RISKS INVOLVED IN EXPLORATION, DEVELOPMENT, AND PRODUCTION

     Exploration, development, and production operations carry a high degree of risk. Drilling unsuccessful wells or completing marginal wells that do not produce enough oil or gas to return a profit on the amount invested is a risk. We attempt to reduce this risk by using 3-D seismic data or other technology to identify and define the parameters prior to drilling. However, such technology does not guarantee successful results. Our success depends upon the quality of the information used to determine drilling locations and the abilities and experience of our management and technical personnel.

     Additional operating risks include mechanical failure, title risk, blowouts, environmental pollution, and personal injury. We maintain general liability insurance and insurance against blowouts, redrilling, and certain other operating hazards, including certain pollution risks. Uninsured losses or losses and liabilities that exceed the limits of our insurance, could adversely affect our financial condition.

COMPETITION IN THE OIL AND GAS INDUSTRY

     We compete with:

     - Large integrated oil and gas companies

     - Independent exploration and production companies

     - Private individuals

     - Sponsored drilling programs

     We compete for:

     - Operational, technical, and support staff

     - Options and/or leases on properties

     - Sales of oil and gas production

     Many of our competitors may have significantly more financial, personnel, technological, and other resources available. In addition, some of the larger integrated companies may be better able to respond to industry changes including price fluctuations, oil and gas demands, and governmental regulations.

MARKETS FOR OIL AND GAS PRODUCTION

     Oil and gas are generally homogenous commodities, and the prices for these commodities fluctuate significantly. Purchasers adjust prices for quality, refined product yield, geographic proximity to refineries or major market centers, and the availability of transportation pipelines or facilities. Outside factors beyond our control combine to influence the market prices. Some of the more critical factors that affect oil and gas commodity prices include the following:

     - Changes in supply and demand

     - Changes in refinery utilization

     - Levels of economic activity throughout the country

     - Seasonal or extraordinary weather patterns

     - Political developments throughout the world

     Because of our size, we have no real ability to influence the market prices and therefore, we sell our oil and gas production based on posted market prices, spot market indices, or prices derived from the posted price or index. An independent marketing company sells a significant portion of our gas production and a small quantity of our oil production from the Gulf of Mexico. The revenue from the sale of oil and gas by this marketing company accounted for approximately 48% of our total oil and gas revenues in 1999. In addition, we sold approximately 64% of our total oil production to one company during the year, which accounted for approximately 32% of our total oil and gas revenues in 1999.

OPERATING AGREEMENTS

     Typically, we own interests in oil and gas properties subject to joint operating agreements. Other independent companies operate most of our properties, however, during the last year we have begun to operate several properties. Operating our own properties allows us to maintain a greater degree of control over timing and amount of capital expenditures. Joint operating agreements usually grant the operator a lien on the other participants' interests to secure payment of their share of expenses.

GOVERNMENTAL REGULATION OF OIL AND GAS OPERATIONS AND ENVIRONMENTAL REGULATIONS

     Numerous federal and state regulations affect our oil and gas operations. Current regulations are constantly reviewed at the same time that new regulations are being considered and implemented. In addition, because we hold federal leases, the federal government requires us to comply with numerous additional regulations that focus on government contractors. The regulatory burden upon the oil and gas industry increases the cost of doing business and consequently affects our profitability.

     State regulations relate to virtually all aspects of the oil and gas business including drilling permits, bonds, and operation reports. In addition, many states have regulations relating to pooling of oil and gas properties, maximum rates of production, and spacing and plugging and abandonment of wells.

     Our oil and gas operations are subject to stringent federal, state, and local laws and regulations related to improving or maintaining the quality of the environment. The most significant environmental obligations include compliance with federal legislation for the Oil Pollution Act of 1990 and the Clean Water Act together with their amendments. The cost of compliance with this federal and state legislation could have a significant impact on our financial ability to carry out our oil and gas operations. The legislation and accompanying regulations could impose financial responsibility requirements, liability features, and operational requirements, which could be onerously burdensome to satisfy.

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

OTHER BUSINESS INFORMATION

     Except for our oil and gas leases with third parties and licenses to acquire or use seismic data, we have no material patents, licenses, franchises, or concessions that we consider significant to our oil and gas operations. The nature of our business is such that we do not have any "backlog" of products, customer orders, or inventory. We have not been a party to any bankruptcy, reorganization, adjustment or similar proceeding except in the capacity as a creditor.

ITEM 2. PROPERTIES.

     We concentrate our principal operations in the federal waters of the Gulf of Mexico and the onshore regions of the Gulf Coast. In addition to the information below, we recommend that you read "Management's Discussion and Analysis of Financial Condition and Results of Operations" found on pages 10 through 15 and "Consolidated Financial Statements and Notes to Consolidated Financial Statements" found on pages 18 through 38. Note 4 -- Oil and Gas Properties in our Notes to Consolidated Financial Statements provides detailed information concerning costs incurred, proved oil and gas reserves, and discounted future net revenue for proved reserves.

LEASEHOLD ACREAGE

     Our leasehold acreage of proved and unproved properties at December 31, 1999 was as follows:

                                                     UNDEVELOPED         DEVELOPED
                                                   ----------------   ----------------
                                                    GROSS     NET      GROSS     NET
                                                   -------   ------   -------   ------
Offshore.........................................   97,166   56,080    74,834   18,220
Onshore..........................................  100,751   32,158    25,254    6,489
                                                   -------   ------   -------   ------
Total............................................  197,917   88,238   100,088   24,709
                                                   =======   ======   =======   ======

PRODUCING PROPERTIES

     The table below summarizes our ownership in producing wells at the end of the last three years.

                                                           AT DECEMBER 31,
                                            ---------------------------------------------
                                                1999            1998            1997
                                            -------------   -------------   -------------
                                            GROSS    NET    GROSS    NET    GROSS    NET
                                            -----   -----   -----   -----   -----   -----
Oil wells
  Offshore Gulf of Mexico.................    18     4.87     22     5.87      17    4.37
  Onshore Gulf Coast......................    45    17.88     52    17.49      12    5.47
                                             ---    -----    ---    -----   -----   -----
          Total...........................    63    22.75     74    23.36      29    9.84
                                             ===    =====    ===    =====   =====   =====
Gas wells
  Offshore Gulf of Mexico.................    26     5.02     41     5.92      10    2.46
  Onshore Gulf Coast......................    85    16.59     80    14.09      78   18.24
                                             ---    -----    ---    -----   -----   -----
          Total...........................   111    21.61    121    20.01      88   20.70
                                             ===    =====    ===    =====   =====   =====

PROVED OIL AND GAS RESERVES

     Net proved oil and gas reserves at December 31, 1999, as evaluated by Netherland, Sewell, & Associates, Inc. and Miller and Lents, Ltd., are summarized below on the following table. The Netherland, Sewell, & Associates report covers approximately 91% of the total proved reserves. The quantities of proved oil and gas reserves discussed in this section include only the amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that we expect to recover commercially using current prices, costs, existing regulatory practices and technology. Therefore, any changes in future prices; costs, regulations, technology or other unforeseen factors could significantly increase or decrease the proved reserve estimates.

                                                     NET OIL    NET GAS        PRE-TAX
                                                     RESERVES   RESERVES    PRESENT VALUE
                                                     BARRELS      MCF      DISCOUNTED @10%
                                                     --------   --------   ---------------
                                                                (IN THOUSANDS)
Offshore Gulf of Mexico............................   3,483      52,543       $111,063
Onshore Gulf Coast.................................   3,694      12,965         52,602
                                                      -----      ------       --------
          Total....................................   7,177      65,508       $163,665
                                                      =====      ======       ========

OFFSHORE PRODUCING PROPERTIES

     We owned varying working interests in 42 offshore Gulf of Mexico blocks at December 31, 1999. We currently produce from 13 of these blocks. Oil and gas production from these 13 blocks accounted for 72% of our total oil production and 83% of our total gas production. In addition to the leases that we currently own, we have a long-term seismic licensing agreement with one of the largest 3-D seismic contractors. Our agreement provides our technical team immediate, in-house access to over 1,300 blocks of offshore 3-D seismic data. Our data coverage is one of the most extensive contiguous 3-D seismic databases available over the central and western regions of the Gulf of Mexico Shelf.

     In early 2000, as operator, we successfully completed drilling three exploratory wells located on East Cameron block 364, East Cameron block 344 and Eugene Island block 297. We expect that production from the two East Cameron discoveries will begin in 2001 and that Eugene Island production will begin in September 2000.

  South Pass 89 Complex

     The South Pass 89 Complex accounted for approximately 52% of our oil and gas production in 1999. Our interest in four contiguous blocks, South Pass 86, 87, 89, and West Delta 128 varies from 20% to 50%. We produce from 25 wells located on three separate drilling and production platforms. In 1999 we drilled two new wells, both successful, with a 33% working interest on South Pass Block
87. In February 2000, we successfully completed well D-11 with a 50% working interest on South Pass block 87.

  Other Offshore Properties

     In 1999 interests in 10 other offshore fields, including Eugene Island 135, West Cameron 170, and Galveston Island 333, accounted for approximately 26% of our total production. Our working interests in these 10 fields range from 5% to 50%. In offshore areas other than the South Pass 89 Complex, we drilled a total of five exploratory wells and completed a total of four as producers. Our working interests in these wells range from 15% to 100%.

ONSHORE GULF COAST PROPERTIES

     Our onshore Gulf Coast area properties are principally located in Mississippi and Texas. In 1999, these properties accounted for approximately 22% of our total production. We drilled a total of 30 wells on our onshore properties and completed 24 wells as producers. Our working interests in these wells range from 14% to 65%. In October 1999, we entered into a five prospect drilling venture in the Mississippi Salt Basin. These five ready-to-drill, 3-D seismically defined prospects are located in Covington and Jones Counties. Three of the five wells have been drilled with two completed as producers and the third currently testing. Tentative plans are to drill the remaining two prospects by the end of 2000.

DRILLING ACTIVITIES

     The following is a summary of our exploration and development drilling activities for the past three years.

                                                   FOR THE YEARS ENDED DECEMBER 31,
                         ------------------------------------------------------------------------------------
                                    1999                         1998                         1997
                         --------------------------   --------------------------   --------------------------
                            GROSS          NET           GROSS          NET           GROSS          NET
                         -----------   ------------   -----------   ------------   -----------   ------------
                         PROD.   DRY   PROD.   DRY    PROD.   DRY   PROD.   DRY    PROD.   DRY   PROD.   DRY
                         -----   ---   -----   ----   -----   ---   -----   ----   -----   ---   -----   ----
Exploratory
  Offshore Gulf of
    Mexico.............    5      1    1.73    0.33     3     --    0.90      --     2      2    0.30    0.42
  Onshore Gulf Coast...   22      6    5.91    1.63     9      7    2.72    2.13     1      5    0.80    2.56
                          --     --    ----    ----    --     --    ----    ----    --     --    ----    ----
         Total.........   27      7    7.64    1.96    12      7    3.62    2.13     3      7    1.10    2.98
                          ==     ==    ====    ====    ==     ==    ====    ====    ==     ==    ====    ====
Development
  Offshore Gulf of
    Mexico.............    1     --    0.33      --    --     --      --      --     1     --    0.25      --
  Onshore Gulf Coast...    2     --    0.89      --     2      1    0.82    0.30     4      4    1.58    2.77
                          --     --    ----    ----    --     --    ----    ----    --     --    ----    ----
         Total.........    3     --    1.22      --     2      1    0.82    0.30     5      4    1.83    2.77
                          ==     ==    ====    ====    ==     ==    ====    ====    ==     ==    ====    ====

     We had an interest in 7 wells (2.73 net) in progress at December 31, 1999, 5 wells (1.18 net) in progress at December 31, 1998, and 6 wells (2.47 net) in progress at December 31, 1997.

OTHER PROPERTY AND OFFICE LEASE

     We own several non-contiguous tracts of land covering approximately 7,800 surface acres in Southern Louisiana and Southern Mississippi. Outside parties lease several of the tracts for farming, grazing, timber, sand and gravel, camping, hunting, and other purposes. Gross revenues from these real estate properties in 1999 totaled $241,000. We lease approximately 17,000 square feet of office space in Dallas, Texas. The lease on this office space expires April 2008.

ITEM 3. LEGAL PROCEEDINGS.

     The information required by this Item is incorporated herein by reference to Item 8. "Financial Statements and Supplementary Data." -- Notes 7, 9, and 13 of Consolidated Notes to Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock trades on the NASDAQ National Market System under the symbol ROIL and on the Pacific Exchange under the symbol REM.P. In December 1998, we issued a new single class of voting common stock in exchange for the surrender of all of the previously outstanding voting and non-voting common stock. Before this exchange of common stock, our two classes of shares traded on the NASDAQ National Market System under the trading symbols ROILA and ROILB. During the same period, the two classes traded on the Pacific Exchange under the symbols REMA.P and REMB.P. The following table sets forth the high and low last sales price per share as reported by NASDAQ for the periods indicated.

                                                                     CLASS A         CLASS B
                                                  COMMON STOCK    COMMON STOCK    COMMON STOCK
                                                  -------------   -------------   -------------
                                                  HIGH     LOW    HIGH     LOW    HIGH     LOW
                                                  -----   -----   -----   -----   -----   -----
2000
  First Quarter through March 24................  4.063   2.781      --      --      --      --
1999
  Fourth Quarter................................  5.688   3.625      --      --      --      --
  Third Quarter.................................  6.000   4.375      --      --      --      --
  Second Quarter................................  5.063   3.125      --      --      --      --
  First Quarter.................................  4.000   2.375      --      --      --      --
1998
  Fourth Quarter................................  3.188   2.938   5.000   3.000   4.688   2.875
  Third Quarter.................................     --      --   6.750   3.750   5.875   3.375
  Second Quarter................................     --      --   7.250   5.500   6.750   5.375
  First Quarter.................................     --      --   6.250   5.125   6.375   5.000

     On March 24, 2000, the last reported sales price was $3.875 per share. On that date, there were 590 stockholders of record. Our transfer agent informed us that as of that date there were also 175 stockholders of record of class A common stock and 421 stockholders of record of class B common stock who had not yet surrendered their old stock for the new common stock to which they are entitled. We have not declared or paid any cash dividends during the past eight years. Our credit facility agreements prohibit our paying dividends. In addition, if we pay dividends in excess of 2% of the market price per share during a calendar quarter, the conversion price of the 8 1/4% Convertible Subordinated Notes will be adjusted proportionately. The determination of future cash dividends, if any, will depend upon, among other things, our financial condition, cash flow from operating activities, the level of our capital and exploration expenditure needs, future business prospects, and renegotiation of our line of credit.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements. In addition, you should also read our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. below.

                                             1999       1998(1)      1997(2)        1996         1995
                                          ----------   ----------   ----------   ----------   ----------
                                            (IN THOUSANDS, EXCEPT PRICES, VOLUMES, AND PER SHARE DATA)
FINANCIAL
Total revenue...........................   $ 45,430     $ 87,689     $ 61,053     $ 70,210     $ 59,493
Net income (loss).......................     (3,703)      13,617      (26,790)      (7,662)       5,392
Basic income (loss) per share...........      (0.17)        0.67        (1.31)       (0.37)        0.26
Diluted income (loss) per share.........      (0.17)        0.66        (1.31)       (0.37)        0.26
Total assets............................    119,326      130,229       98,515      136,599      145,491
8 1/4% convertible subordinated notes...      5,950       38,371       38,371       55,077       55,077
Other bank debt.........................     30,028        3,500        6,000           --           --
Stockholders' equity....................     56,054       59,699       44,287       74,356       82,047
Total shares outstanding................     21,285       21,247       20,306       20,803       20,803
Cash Flow
  Net cash flow from operations.........     19,180       54,040       27,546       28,955       24,047
  Net cash flow from investing..........    (25,911)     (38,149)     (11,820)     (47,602)     (19,899)
  Net cash flow from financing..........     (7,931)      (1,425)     (14,171)          --           --
OPERATIONAL
Proved reserves(3)
  Oil (MBbls)...........................      7,177        5,519        4,451        3,299        2,938
  Gas (MMcf)............................     65,508       52,709       36,543       39,332       51,373
Future discounted net revenue(3)
  Before estimated income taxes.........    163,665       70,118      108,698      189,155      173,388
  After estimated income taxes..........    126,868       63,467       93,838      146,013      133,982
Average sales price
  Oil (per Bbl).........................      15.48        10.99        17.79        20.21        16.64
  Gas (per Mcf).........................       2.42         3.22         5.06         5.69         6.89
Average production (net sales volume)
  Oil (barrels per day).................      3,242        3,411        3,280        2,555        2,300
  Gas (Mcf per day).....................     27,229       17,488       19,496       22,518       16,074

---------------

(1) Financial results for 1998 include $49.8 million in other income from the termination of our gas sales contract and a $18.0 million charge recorded for the Phillips Petroleum judgment.

(2) The net loss in 1997 includes a $14.6 million deferred income tax expense that we recorded when we increased the valuation allowance against the deferred income tax asset originally recorded in 1992.

(3) The quantities of proved oil and gas reserves discussed in this table include only the amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that we can commercially recover using current prices, costs, existing regulatory practices and technology. Therefore, any changes in future prices, costs, regulations, technology, or other unforeseen factors could significantly increase or decrease the proved reserve estimates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion will assist you in understanding our financial position, liquidity, and results of operations. The information below should be read in conjunction with the financial statements, and the related notes to financial statements. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy, and financial condition before we make any forward-looking statements, but we can not guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development, and acquisition expenditures as well as expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses, and interest costs that we believe are reasonable based on currently available information of known facts and trends.

LONG-TERM STRATEGY AND BUSINESS DEVELOPMENTS

     Our long-term strategy is to increase shareholder value by economically increasing reserves, production, and cash flow on an annual basis. We will balance our capital expenditures, financed primarily by operating cash flow and bank debt, among exploration, development, and acquisitions. Proved oil and gas reserves at December 31, 1999, were 7.2 million barrels of oil and 65.5 Bcf of gas compared to 5.5 million barrels of oil and 52.7 Bcf of gas at December 31, 1998. These results amount to a 30% increase in oil reserves, a 24% increase in gas reserves, and a 27% growth in total barrels of oil equivalents. In 1999, we replaced 234% of our total production and in 1998, we replaced 264% of our total production, based on barrels of oil equivalent. During the last three years, we have concentrated on reducing our costs and expenses to increase shareholder value.

PHILLIPS PETROLEUM LITIGATION

     Phillips contends that pursuant to its 33% net profits interest in South Pass block 89, it was entitled to receive an overriding royalty for months in which "net profits" were not achieved; that an excessive oil transportation fee was being charged to the net profits account; and that the entire $69.6 million cash payment that had been received by OKC Limited Partnership (our predecessor) from the 1990 settlement of previous litigation between Texas Eastern Transmission Corporation and us, should have been credited to the net profits account instead of the $5.8 million that was credited.

     On the latter claim, Phillips seeks to receive more than $21.5 million, while on the first two claims Phillips alleges aggregate damages of several million dollars. In addition, Phillips, under the Louisiana Mineral Code, is seeking double damages and cancellation of the farm-out agreement that created the net profits interest. We denied Phillips' claims and defended ourselves during a non-jury trial in April 1997.

     In August 1998, the trial court ruled in the litigation. In its ruling, the court awarded Phillips $1.6 million plus interest for its overriding royalty claim and $9.3 million plus interest for its claim on the 1990 settlement. The trial court dismissed Phillips' claim of excessive transportation charges and its claims for double damages and lease cancellation.

     The trial court, applying federal law and the language of the farm-out agreement, held that only income from actual production was to be included in the net profits account. On this basis, the trial court allocated $41.2 million of the 1990 settlement amount to proceeds from production rather than the $5.8 million originally credited.

     In October 1998, the trial court finalized its judgment. The total judgment, including interest, was $18.0 million. Phillips appealed the judgment on the transportation issue and the judgment on the 1990 settlement, and we appealed the decision on the overriding royalty issue. We posted an $18.0 million appeal bond, and set aside $9.0 million with the bonding company as collateral for the bond. In addition, we recorded the $18.0 million as an expense in the third quarter of 1998 in accordance with Statement of Financial Accounting Standards No. 5 entitled "Accounting for Contingencies."

     On January 5, 2000, the Fourth Court of Appeal issued an opinion reversing the trial court's judgment on the 1990 settlement issue and the excessive transportation issue and upholding the judgment on the overriding royalty issue. The appellate opinion increased the amount of the 1990 settlement subject to net profits from the $28.1 million as allocated by the trial court to $63.8 million, an increase of $35.7 million. The appeals court remanded this amount to the trial court for further proceedings related to royalties due. The amount payable to Phillips as determined by the appellate court, subject to remand, and assuming no reversal, would be $21.1 million plus interest. The appellate court opinion also disagreed with the trial court in stating that we owe Phillips $7.3 million plus interest on the transportation issue. In addition, according to the appellate court's opinion, we would owe Phillips an additional $1.2 million plus interest for transportation costs from December 1996 through the end of 1999.

     We intend to vigorously contest the decision of the appellate court, and in January 2000 we requested a rehearing in this case. If the rehearing is denied, we will appeal to the Louisiana Supreme Court. Because we believe that it is probable that the decision of the appellate court will not stand, we have not recorded any additional contingent liability on our books. Statement of Financial Accounting Standards No. 5 entitled "Accounting for Contingencies" requires that when a loss contingency exists, it be accrued if it is reasonably estimable and it is probable that an unfavorable outcome will occur. In reaching our conclusion we rely on our legal counsel who have informed us that in their opinions, the appellate court incorrectly applied the law and made erroneous findings of fact in reversing the trial court's judgment and that it is as likely as not that the Court of Appeal's errors will be corrected on rehearing or on appeal to the Louisiana Supreme Court.

     If however, we are not successful in this litigation, after exhausting all appeals, we will owe Phillips approximately $31.2 million plus approximately $23.4 million in interest on all three issues. This result would have a serious effect on our financial position and liquidity and could constitute an event of default under our bank loan agreement, which might result in acceleration of our long-term debt. Our plans to deal with such a contingency might include selling properties, additional debt financing or, as a last resort, seeking protection from creditors under applicable law.

     We also have litigation pending with Phillips in state court in Collin County, Texas. This litigation centers on our termination of the gas contract with Texas Eastern in 1998 for $49.8 million, and what, if any, of the termination amount we received should be credited to the net profits account. The court in Collin County stayed the case pending resolution of the Louisiana appeals. Although not absolute, an unfavorable outcome of the Louisiana litigation could have a detrimental effect on our position in this litigation. If we were unsuccessful in this litigation we could owe Phillips approximately $16.4 million plus approximately $1.5 million in interest through December 31, 1999. This litigation could take up to two years to resolve after the Louisiana litigation is concluded.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." As amended, the statement is effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for us). SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value. If the derivative is not designated as a hedging instrument, changes in fair value must be recognized in the income statement in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either offset by the change in fair value of the hedged asset or liability (if applicable) or reported as a component of other comprehensive income in the period of change, and subsequently recognized in the income statement when the offsetting hedged transaction occurs. The definition of derivatives has also been expanded to include contracts that require physical delivery of oil and gas if the contract allows for net cash settlement. Currently we do not utilize any derivative instruments that fall under the criteria defined in the accounting standard. Accordingly, we do not expect the adoption of SFAS No. 133 to have a material effect on our reported financial statements or disclosures.

LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 1999, our current liabilities exceeded our current assets by $4.3 million. Excluding the Phillips judgment payable from current liabilities and the $9.0 million of restricted cash related thereto from current assets would result in our current assets exceeding our current liabilities by $5.6 million. From December 31, 1998, to December 31, 1999, our current assets decreased by $9.0 million. The current assets decreased primarily because we used cash to purchase $8.4 million of the 8 1/4% Convertible Subordinated Notes and our capital expenditures exceeded our cash flow from operations during 1999.

     Cash flow from operations for 1999 decreased $34.9 million, or 65%, compared to 1998. The decrease relates to the cash received from the termination of a gas contract with Texas Eastern Transmission Corporation. We received $49.8 million in cash in July 1998 for the termination. Without the proceeds from the termination of the gas contract, cash flow from operations would have increased by $14.9 million, or 354%. This increase resulted from higher average oil prices and increased gas production. The average oil prices for 1999 were $15.48 per barrel compared to $10.99 per barrel during 1998. The higher oil prices caused oil revenues to be $5.6 million higher in 1999. Total gas production increased by 56% in 1999 compared to 1998. The increased production added $8.8 million to total oil and gas revenues. During 1999, we appealed certain orders to pay from the Minerals Management Service. The appeal required us to post a bond for the total amount of their claim for underpaid royalties. We set aside $1.8 million as restricted cash collateral on the bonds.

     The recent increase in oil prices has a positive impact on total revenues, net income, and cash flow from operations. Based on this increase and an expected increase in production, our current projections indicate that we can finance the majority of our planned capital expenditures in 2000 through our cash flow from operations.

     We expect to continue to make significant capital expenditures over the next several years as part of our long-term growth strategy. The primary source of funding the capital expenditures will be net cash flow from operations and additional bank debt. We have budgeted $37.0 million for capital expenditures in 2000. While we have projected this amount for capital expenditures, we can delay or cancel the drilling of wells included in the current capital expenditure budget.

     In February 1999, we replaced our existing line of credit with a line of credit from a different bank. The line of credit had a borrowing base of $32.0 million and expires in 2003. In March 2000, the bank amended the terms of the line of credit to increase the borrowing base to $35.0 million. We pledged our oil and gas properties as collateral for the increased line of credit and agreed not to pay dividends. In February 1999, we borrowed $24.5 million on the line of credit and used the majority of the proceeds to buy a portion of the convertible notes. During 1999 we borrowed an additional $5.5 million which we used for capital expenditures. The bank will review the borrowing base semi-annually and may increase or decrease the borrowing base relative to a new determination of the estimated proved oil and gas reserves.

YEAR 2000 ISSUE

     We did not experience any problems related to the year 2000 issue. Our expenses related to the year 2000 issue were insignificant.

RESULTS OF OPERATIONS

     In 1999, we recorded a net loss totaling $3.7 million or $0.17 per share compared to net income of $13.6 million or $0.67 per share ($0.66 diluted income per share) in 1998. The decrease in net income resulted primarily from lower revenues because of the termination of the gas contract with Texas Eastern in July 1998. Increased oil prices and increased gas production during 1999 partially offset the decrease in total revenues from 1998 to 1999.

     The following table discloses the net oil and gas production volumes, sales, and sales prices for each of the three years ended December 31, 1999, 1998, and 1997. The table is an integral part of the following discussion of results of operations for the periods 1999 compared to 1998 and 1998 compared to 1997.

                                                      % INCREASE              % INCREASE
                                             1999     (DECREASE)     1998     (DECREASE)    1997
                                            -------   ----------   --------   ----------   -------
Oil production volume (MBbls).............    1,183      (5)%         1,245       4%         1,197
Oil sales revenue.........................  $18,316      34%       $ 13,677     (36)%      $21,292
Price per barrel..........................  $ 15.48      41%       $  10.99     (38)%      $ 17.79
Increase (decrease) in oil sales revenue
  due to:
Change in prices..........................  $ 5,590                $ (8,140)
Change in production volume...............     (951)                    525
                                            -------                --------
          Total increase (decrease) in oil
            sales revenue.................  $ 4,639                $ (7,615)
                                            =======                ========
Gas production volume (MMcf)..............    9,939      56%          6,383     (10)%        7,116
Gas sales revenue.........................  $24,028      17%       $ 20,579     (43)%      $36,012
Price per Mcf.............................  $  2.42     (25)%      $   3.22     (36)%      $  5.06
Increase (decrease) in gas sales revenue
  due to:
Change in prices..........................  $(5,106)               $(13,093)
Change in production volume...............  $ 8,555                $ (2,340)
                                            -------                --------
          Total increase (decrease) in gas
            sales revenue.................  $ 3,449                $(15,433)
                                            =======                ========

1999 COMPARED TO 1998.

     Oil revenue increased by $4.6 million in 1999 compared to the prior year primarily because of the 41% increase in the average price. Oil production from the three Gulf of Mexico offshore platforms in the South Pass area decreased
161.3 MBbls because of depletion of reserves from existing wells. However, oil production from other Gulf of Mexico properties increased by 63.6 MBbls and partially offset the decrease from the South Pass area. In addition, oil production from Mississippi increased by approximately 37.0 MBbls. The net 5% reduction in oil production decreased total oil revenues by $951,000.

     Gas revenues for 1999 increased by $3.4 million primarily because of the increase in gas production. Gas production from the offshore Gulf of Mexico increased by approximately 2.7 Bcf. Gas production from the South Texas Gulf Coast increased by approximately 0.8 Bcf. These volume increases, which resulted in about $8.6 million in additional revenue, were substantially offset by lower unit prices which reduced revenues by approximately $5.1 million. The average price decreased because during the first half of 1998 we sold gas produced from South Pass Block 89 under a gas sales contract at above market prices. We terminated the gas contract in July 1998.

     Interest income decreased $858,000 because of lower cash and investments balances throughout 1999 compared to 1998. Other income decreased because in August 1998 we received $49.8 million from Texas Eastern Corporation to terminate the South Pass Block 89 gas sales contract.

     Operating expenses increased by $1.1 million, or 19%, because of the increase in the number of producing properties during 1999. Transportation expenses decreased because we purchased S-Sixteen Holding Company in December 1998. We eliminated the transportation expense in the consolidation of CKB Petroleum, Inc. Net Profits expense decreased $2.1 million because of lower production volumes and the termination of the Texas Eastern gas sales contract in July 1998. The termination of the gas sales contract caused gas revenues from South Pass Block 89 to decrease significantly.

     Exploration expenses decreased by $2.8 million, or 29%, because of lower dry hole costs and lower 3-D seismic costs incurred during 1999 compared to 1998. Depreciation, depletion and amortization expense increased because of increased producing properties and production. However, because our per-unit finding and development costs have decreased, our per-unit depreciation, depletion and amortization amounts have decreased. In 1999, impairment of oil and gas properties decreased $2.3 million from the prior year. In 1998 we recorded a $2.5 million impairment charge on the South Pass block 89 property as a result of the termination of the gas sales contract.

     During the third quarter of 1998, we received a judgment against us for $18.0 million in the Phillips litigation. We recorded the judgment during the third quarter of 1998 and have continued to record interest on the judgment amount. In February 2000, we reached an agreement to settle the litigation with the two minority shareholders of CKB & Associates, Inc. and CKB Petroleum, Inc. In addition, as part of the settlement agreement, we purchased their minority interest in the two subsidiaries in March 2000. We recorded the estimated expense portion of the settlement as a charge against income in the fourth quarter of 1999.

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

     Gas revenue for 1998 was $15.4 million, or 43%, lower than 1997, primarily due to the lower production from South Pass block 89 in 1998 compared to the prior year. In 1998, production from this block was 1.4 Bcf lower than in 1997, causing a decrease in gas revenue of approximately $11.6 million. The average gas price decrease, from $5.06 to $3.22, resulted primarily from the termination of the gas sales contract on South Pass block 89. We sold gas from South Pass block 89 at an average price of $8.54 per Mcf in 1997 compared to $6.20 in 1998. Gas production from properties other than South Pass block 89 increased 630,000 Mcf, or 15%, primarily from Eugene Island block 135 in the Gulf of Mexico.

     Other income increased primarily because of the $49.8 million received from the termination of the gas sales contract. Operating costs increased during 1998 compared to 1997 because the number of our producing properties increased significantly. Net profits expense decreased in 1998 because of the decreased revenues credited to the net profits account on South Pass block 89.

     Exploration expense increased $943,000, or 11%, primarily due to increased expenditures for 3-D seismic data. Dry hole expense, which is included in exploration expense, included $3.3 million for costs accumulated on the Main Pass block 262 well A-3 at December 31, 1998. This well was determined to be non-commercial during the first quarter of 1999. Depreciation, depletion and amortization decreased by $4.3 million, or 18%, because of an increase in proved oil and gas reserves on producing properties. The impairment expense recorded in 1998 includes $2.5 million for impairment on South Pass block 89 platform B that was recorded in the third quarter of 1998 due to the termination of the gas sales contract.

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

     Interest expense is 19% lower for 1998 because of our purchase of $16.7 million of the outstanding 8 1/4% Convertible Subordinated Notes in October 1997. In 1997, we recorded a valuation allowance against the entire deferred tax benefit, and reflected the amount in the income statement as deferred income tax expense. In 1998, we were able to use those tax benefits to the extent that our effective federal income tax rate for 1998 was about 5%. The income tax expense for 1998 includes alternative minimum tax expense of $433,000 as a current income tax expense.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk sensitive instrument at December 31, 1999, is a revolving line of credit from a bank. At December 31, 1999, the unpaid principal balance under the line was $30.0 million. The interest rate on this debt is sensitive to market fluctuations, however we do not believe that significant fluctuations in the market interest have a material effect on our consolidated financial position, results of operations, or cash flow from operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants...........................    17
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    18
Consolidated Statements of Income and Comprehensive Income
  for 1999, 1998, and 1997..................................    19
Consolidated Statements of Stockholders' Equity for 1999,
  1998, and 1997............................................    20
Consolidated Statements of Cash Flow for 1999, 1998, and
  1997......................................................    21
Notes to Consolidated Financial Statements..................    22

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Stockholders and Board of Directors of
Remington Oil and Gas Corporation

     We have audited the accompanying balance sheets of Remington Oil and Gas Corporation ("the Company"), a Delaware corporation, as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Remington Oil and Gas Corporation as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas
March 28, 2000

                       REMINGTON OIL AND GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................................  $  4,356   $ 19,018
  Restricted cash and cash equivalents......................    11,042      8,750
  Accounts receivable -- oil and gas........................     6,148      2,400
  Accounts receivable -- other..............................       273        812
  Prepaid expenses and other current assets.................     2,054      1,871
                                                              --------   --------
          TOTAL CURRENT ASSETS..............................    23,873     32,851
                                                              --------   --------
PROPERTIES
  Oil and gas properties (successful-efforts method)........   275,690    260,649
  Other properties..........................................     2,862      2,706
  Accumulated depreciation, depletion and amortization......  (183,971)  (167,053)
                                                              --------   --------
          TOTAL PROPERTIES..................................    94,581     96,302
                                                              --------   --------
  Other assets..............................................       872      1,076
                                                              --------   --------
          TOTAL ASSETS......................................  $119,326   $130,229
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses.....................  $  6,613   $  7,264
  Phillips judgment payable.................................    18,894     18,165
  Short-term notes payable and current portion of long-term
     note payable...........................................     2,635      8,651
                                                              --------   --------
          TOTAL CURRENT LIABILITIES.........................    28,142     34,080
                                                              --------   --------
LONG-TERM LIABILITIES
  Long-term accounts payable................................     1,598      2,913
  Notes payable.............................................    27,526      3,500
  Convertible subordinated notes payable....................     5,950     29,950
                                                              --------   --------
          TOTAL LONG-TERM LIABILITIES.......................    35,074     36,363
                                                              --------   --------
          TOTAL LIABILITIES.................................    63,216     70,443
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (NOTE 9 AND NOTE 13)
Minority interest in subsidiaries...........................        56         87
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 25,000,000 shares
     authorized, shares issued -- none
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 21,491,170 shares issued and 21,285,195
     shares outstanding in 1999, 21,453,453 shares issued
     and 21,247,478 shares outstanding in 1998..............       213        213
  Additional paid-in capital................................    44,273     44,117
  Retained earnings.........................................    11,568     15,369
                                                              --------   --------
          TOTAL STOCKHOLDERS' EQUITY........................    56,054     59,699
                                                              --------   --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $119,326   $130,229
                                                              ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1999      1998       1997
                                                              -------   -------   --------
REVENUES
  Oil sales.................................................  $18,316   $13,677   $ 21,292
  Gas sales.................................................   24,028    20,579     36,012
  Interest income...........................................      724     1,582      1,998
  (Loss) on sale of investments.............................       --        --       (125)
  Other income..............................................    2,362    51,851      1,876
                                                              -------   -------   --------
          TOTAL REVENUES....................................   45,430    87,689     61,053
                                                              -------   -------   --------
COSTS AND EXPENSES
  Operating costs and expenses..............................    6,978     5,861      4,015
  Transportation expense....................................      329     2,654      2,851
  Net profits interest expense..............................    1,492     3,600      8,341
  Exploration expenses......................................    6,725     9,497      8,554
  Depreciation, depletion and amortization..................   20,780    19,964     24,298
  Impairment of oil and gas properties......................    1,883     4,154      3,953
  General and administrative................................    4,790     4,782      6,344
  Legal expense.............................................    1,465       552      2,509
  Settlement of minority interest litigation................      442        --         --
  Phillips judgment.........................................       --    17,950         --
  Reorganization expense....................................       --        --      7,072
  Interest and financing expense............................    4,552     4,302      5,283
                                                              -------   -------   --------
          TOTAL COSTS AND EXPENSE...........................   49,436    73,316     73,220
                                                              -------   -------   --------
INCOME (LOSS) BEFORE TAXES..................................   (4,006)   14,373    (12,167)
  Income taxes..............................................     (273)      756     14,623
  Minority interest.........................................      (30)       --         --
                                                              -------   -------   --------
          NET INCOME (LOSS).................................   (3,703)   13,617    (26,790)
                                                              -------   -------   --------
OTHER COMPREHENSIVE INCOME (NET OF TAXES)
  Unrealized gain on marketable securities -- available for
     sale...................................................       --        --        186
                                                              -------   -------   --------
          TOTAL OTHER COMPREHENSIVE INCOME (NET OF TAXES)...       --        --        186
                                                              -------   -------   --------
          COMPREHENSIVE INCOME (LOSS).......................  $(3,703)  $13,617   $(26,604)
                                                              =======   =======   ========
          BASIC INCOME (LOSS) PER SHARE.....................  $ (0.17)  $  0.67   $  (1.31)
                                                              =======   =======   ========
          DILUTED INCOME (LOSS) PER SHARE...................  $ (0.17)  $  0.66   $  (1.31)
                                                              =======   =======   ========

          See accompanying Notes to Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                        COMMON STOCK
                              ---------------------------------                                      VALUATION
                               CLASS A     CLASS B     COMMON     ADDITIONAL                         ALLOWANCE
                              $1.00 PAR   $1.00 PAR   $.01 PAR     PAID IN     RETAINED   TREASURY   MARKETABLE
                                VALUE       VALUE       VALUE      CAPITAL     EARNINGS    STOCK     SECURITIES
                              ---------   ---------   ---------   ----------   --------   --------   ----------
BALANCE DECEMBER 31, 1996...   $3,250      $17,553      $ --       $25,197     $ 28,542   $    --      $(186)
Net income (loss)...........                                                    (26,790)
Purchase of treasury
  stock.....................                                                               (3,465)
Unrealized gain (net of
  income tax)...............                                                                             186
                               ------      -------      ----       -------     --------   -------      -----
BALANCE DECEMBER 31, 1997...    3,250       17,553        --        25,197        1,752    (3,465)        --
                               ------      -------      ----       -------     --------   -------      -----
Net income (loss)...........                                                     13,617
Common stock issued.........                    27                     156
Treasury stock issued.......                                                                  305
Merger and exchange of
  common stock..............   (3,250)     (17,580)      213        18,764                  3,160
                               ------      -------      ----       -------     --------   -------      -----
BALANCE DECEMBER 31, 1998...       --           --       213        44,117       15,369        --         --
                               ------      -------      ----       -------     --------   -------      -----
Net income (loss)...........                                                     (3,703)
Common stock issued.........                                           156
Dividends paid to minority
  stockholders..............                                                        (98)
                               ------      -------      ----       -------     --------   -------      -----
BALANCE DECEMBER 31, 1999...   $   --      $    --      $213       $44,273     $ 11,568   $    --      $  --
                               ======      =======      ====       =======     ========   =======      =====

          See accompanying Notes to Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOW PROVIDED BY OPERATIONS
NET INCOME (LOSS)...........................................  $ (3,703)  $ 13,617   $(26,790)
ADJUSTMENTS TO RECONCILE NET INCOME
  Depreciation, depletion and amortization..................    20,780     19,964     24,298
  Amortization of deferred charges..........................       752        254        658
  Impairment of oil and gas properties......................     1,883      4,154      3,953
  Dry hole costs............................................     5,187      5,222      5,319
  Minority interest in net income of subsidiaries...........       (30)        --         --
  Stock issued to directors and employees for
     compensation...........................................       156        488         --
  Amortization of premium of marketable securities..........        --         --         27
  (Gain) loss on sale of properties.........................      (218)      (111)       367
  Deferred income tax expense...............................        --        323     14,623
CHANGES IN WORKING CAPITAL
  (Increase) decrease in accounts receivable................    (3,230)     3,133      2,556
  (Increase) decrease in prepaid expenses and other current
     assets.................................................      (183)       296       (157)
  Increase in accounts payable and accrued expenses.........        78     15,554      2,692
  (Increase) in deferred charges............................        --       (104)        --
  (Increase) in restricted cash.............................    (2,292)    (8,750)        --
                                                              --------   --------   --------
NET CASH FLOW PROVIDED BY OPERATIONS........................    19,180     54,040     27,546
                                                              --------   --------   --------
CASH FROM INVESTING ACTIVITIES
  Payments for capital expenditures.........................   (26,209)   (40,155)   (39,144)
  Cash acquired in merger with S-Sixteen Holding Company and
     Subsidiaries...........................................        --         79         --
  Sales and maturities of marketable securities.............        --         --     33,411
  Investment in marketable securities.......................        --         --       (597)
  Notes receivable S-Sixteen Holding Company................        --         --     (7,250)
  Principal repayments -- S-Sixteen Holding Company.........        --      1,432      1,058
  Proceeds from property sales..............................       298        495        702
                                                              --------   --------   --------
NET CASH (USED IN) INVESTING ACTIVITIES.....................   (25,911)   (38,149)   (11,820)
                                                              --------   --------   --------
CASH FROM FINANCING ACTIVITIES
  Proceeds from notes payable and long-term accounts
     payable................................................    30,628      7,813      7,000
  Payments on notes payable and long-term accounts
     payable................................................   (37,933)    (7,400)   (17,706)
  Commitment fee on line of credit..........................      (528)        --         --
  Repurchase common stock...................................        --         --     (3,465)
  Issuance costs for exchange of common stock...............        --     (1,838)        --
  Dividends paid to minority interest holders...............       (98)        --         --
                                                              --------   --------   --------
NET CASH (USED IN) FINANCING ACTIVITIES.....................    (7,931)    (1,425)   (14,171)
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (14,662)    14,466      1,555
  Cash and cash equivalents at beginning of period..........    19,018      4,552      2,997
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  4,356   $ 19,018   $  4,552
                                                              ========   ========   ========
Cash paid for interest......................................  $  2,577   $  3,879   $  5,398
                                                              ========   ========   ========
Cash paid (received) for taxes..............................  $   (472)  $    433   $     --
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

     Management prepares the financial statements in conformity with accounting principles generally accepted in the United States. This requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Some of the more significant estimates include oil and gas reserves, useful lives of assets, impairment of oil and gas properties, and future dismantlement and restoration liabilities. Actual results could differ from those estimates. We make certain reclassifications to prior year financial statements in order to conform to the current year presentation.

NOTE 2 -- CONSOLIDATION OF SUBSIDIARIES

     On December 28, 1998, we acquired all of the assets of S-Sixteen Holding Company including its five subsidiaries. Our total investment in the transaction was $8.5 million. The effect of the acquisition, which we accounted for as a purchase transaction, was not material to the financial statements. The subsidiaries acquired are CKB Petroleum, Inc., CKB & Associates, Inc., Box Brothers Realty Investments Company, CB Farms, Inc., and Box Resources, Inc. We eliminated all inter-company transactions and account balances for the periods of consolidation. The primary operating subsidiary, CKB Petroleum, Inc., owns an undivided interest in a pipeline that transports oil from our South Pass blocks, offshore Gulf of Mexico, to Venice Louisiana. Before the merger, S-Sixteen Holding Company owned approximately 57% of our outstanding voting stock. Prior to the acquisition, we paid CKB Petroleum, Inc., transportation costs totaling $3.0 million in 1998 and $3.2 million in 1997.

NOTE 3 -- CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Cash equivalents consist of liquid investments that mature within three months or less when purchased. Our cash equivalents include investment grade commercial paper and institutional money market funds. We record cash equivalents at cost, which approximates their market value at the balance sheet date.

     Our restricted cash includes amounts transferred to a surety company as collateral for the suspensive appeal bond for the Phillips litigation, and for various bonds in favor of the Minerals Management Service relating to audit issues and qualifications as lessees and/or operators on various properties. See
Note 9 and Note 13.

NOTE 4 -- OIL AND GAS PROPERTIES, ACCOUNTING METHODS, COSTS, PROVED RESERVES AND VALUE BASED INFORMATION

     We use the successful-efforts method to account for oil and gas exploration and development expenditures. Under this method, we record the expenditures for leasehold acquisitions, tangible equipment, and intangible drilling costs for an individual oil and gas property as an asset. In addition, if the construction cost of an offshore platform is significant, we record an allocated portion of the interest expense incurred during the construction period as part of the oil and gas property cost.

                       REMINGTON OIL AND GAS CORPORATION

     The following table summarizes the capitalized costs on our oil and gas properties, all of which are located in the United States.

                                                        AT DECEMBER 31,
                              -------------------------------------------------------------------
                                            1999                               1998
                              --------------------------------   --------------------------------
                               PROVED     UNPROVED     TOTAL      PROVED     UNPROVED     TOTAL
                              ---------   --------   ---------   ---------   --------   ---------
                                                        (IN THOUSANDS)
Onshore.....................  $  38,373   $ 4,991    $  43,364   $  31,704   $ 5,861    $  37,565
Offshore....................    222,803     9,523      232,326     210,631    12,453      223,084
                              ---------   -------    ---------   ---------   -------    ---------
          Total.............    261,176    14,514      275,690     242,335    18,314      260,649
Accumulated depreciation,
  Depletion and
  amortization..............   (182,139)       --     (182,139)   (165,414)       --     (165,414)
                              ---------   -------    ---------   ---------   -------    ---------
Net oil and gas
  properties................  $  79,037   $14,514    $  93,551   $  76,921   $18,314    $  95,235
                              =========   =======    =========   =========   =======    =========

     We accumulate the expenditures incurred in drilling exploratory wells as work in process until we determine whether the well has encountered commercial oil and gas reserves. If the well has encountered commercial reserves, we transfer the accumulated cost to oil and gas properties; otherwise, we charge the accumulated cost, net of salvage value, to dry hole expense. If the well has encountered commercial reserves but can not be classified as proved within one year after discovery, then we consider the well to be impaired, and we charge to expense the capitalized costs (net of any salvage value) of drilling the well. We record expenditures for geological, geophysical or other prospecting costs as exploration expenses on the income statement when incurred. The following table presents a summary of our oil and gas expenditures during the last three years.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            1999        1998        1997
                                                          ---------   ---------   ---------
                                                              (UNAUDITED, IN THOUSANDS)
Unproved acquisition costs..............................   $ 2,732     $11,160     $ 5,793
Proved acquisition costs................................   $   379     $ 5,353     $12,545
Exploration costs.......................................   $17,535     $23,279     $13,767
Development costs.......................................   $ 7,007     $ 4,318     $ 9,975
Capitalized interest expense............................        --          --          --

     We amortize the capitalized cost of each oil and gas property using the units-of-production method. To calculate the cost per unit we divide the leasehold costs by total proved reserves and the costs for wells, platforms, and other equipment by proved developed reserves. Oil and gas reserves that do not require significant additional cost to access the reserves, such as a new well or major sidetrack, are classified as proved developed. We then multiply the cost per unit by the actual production and charge the result to depreciation, depletion and amortization expense. Gas reserves are converted at a ratio of 6 Mcf to 1 barrel.

     Future dismantlement, restoration and abandonment costs include the estimated costs to dismantle, restore, and abandon our offshore platforms, wells, and related facilities. As of December 31, 1999, the total estimated liability of our future dismantlement and restoration costs is $5.4 million. We record the liability over the life of the property using the units-of-production method and record the expense as a component of depreciation, depletion and amortization expense. The accrued liability at December 31, 1999 and 1998, was $4.0 million and $3.6 million, respectively.

     Periodically, if there is a large decrease in oil and gas reserves or production on a property, or if a dry hole is drilled on or near one of our properties we will review the properties for impairment. In addition, significant decreases in oil and gas prices may also indicate that a property has become impaired. If the net book value of a property is greater than the estimated undiscounted future net cash flow before income taxes from the same

                       REMINGTON OIL AND GAS CORPORATION
property, the property is considered impaired. The impairment expense is equal to the difference between the net book value and the fair value of the asset. We estimate fair value by discounting, at an appropriate rate, the future net cash flows from the property. In addition, we assess the capitalized costs of unproved properties periodically to determine whether their value has been impaired below the capitalized costs. We recognize a loss to the extent that such impairment is indicated. In making these assessments, we consider factors such as exploratory drilling results, future drilling plans, and lease expiration terms.

     We recognized impairment expense totaling $1.9 million in 1999, $4.2 million in 1998, and $4.0 million in 1997. The expense in 1999 included an impairment of $852,000 on the platform located on Main Pass block 262. The expense in 1998 included $2.5 million from South Pass block 89 because of the reduction in estimated undiscounted future net cash flow caused by the termination of the long-term gas sales contract for that property. The remaining impairment expense for 1999 and 1998 and the impairment expense for 1997 primarily resulted from inadequate oil and gas reserves or a significant decrease in oil and gas production from the specific property.

     The estimates of oil and gas reserves were prepared by the independent engineering and consulting firms of Netherland, Sewell & Associates, Inc. and Miller and Lents, Ltd. The Netherland, Sewell, & Associates, Inc. report covers approximately 91% of the total proved oil and gas reserves in 1999. The determination of these reserves is a complex and interpretative process that is subject to continued revision as additional information becomes available. In many cases, a relatively accurate determination of reserves may not be possible for several years due to the time necessary for development drilling, testing and studies of the reservoirs.

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

                                                              AT DECEMBER 31,
                                            ---------------------------------------------------
                                                 1999              1998              1997
                                            ---------------   ---------------   ---------------
                                             OIL      GAS      OIL      GAS      OIL      GAS
                                             BBLS     MCF      BBLS     MCF      BBLS     MCF
                                            ------   ------   ------   ------   ------   ------
                                                         (UNAUDITED, IN THOUSANDS)
Beginning of period.......................   5,519   52,709    4,451   36,543    3,299   39,332
  Revisions of previous estimates.........   1,173    3,340      850    6,533      330   (6,004)
  Extensions, discoveries and other.......   1,668   19,580    1,311   10,958    1,046    4,115
  Reserves purchased......................      --       --      152    5,058      973    6,216
  Reserves sold...........................      --     (182)
  Production..............................  (1,183)  (9,939)  (1,245)  (6,383)  (1,197)  (7,116)
                                            ------   ------   ------   ------   ------   ------
End of period.............................   7,177   65,508    5,519   52,709    4,451   36,543
                                            ======   ======   ======   ======   ======   ======
Proved developed reserves
  Beginning of period.....................   3,605   33,680    3,208   27,259    2,541   28,323
  End of period...........................   5,593   56,742    3,605   33,680    3,208   27,259

     The proved developed and undeveloped reserves and standardized measure of discounted future net cash flows associated with South Pass block 89 are burdened by a 33% net profits interest. The reserves included in the above table include our full net ownership interest without any reduction for the net profit interest. We treat the net profit interest as an operating expense rather than a reduction in proved reserves. Please see Note 13 -- Net Profits Expense for a more detailed discussion about the net profits interest.

                       REMINGTON OIL AND GAS CORPORATION

     The following tables represent value-based information about our proved oil and gas reserves. The standardized measure of discounted future net cash flows result from the application of specific criteria applicable to the value-based disclosures of all oil and gas reserves in the industry. Due to the imprecise nature of estimating oil and gas reserve quantities and the uncertainty of future economic conditions, we cannot make any representation about interpretations that may be made or what degree of reliance that may be placed on this method of evaluating proved oil and gas reserves.

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

                                                              AT DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
                                                         (UNAUDITED, IN THOUSANDS)
Oil and natural gas revenues.........................  $308,063   $160,416   $226,262
Production costs.....................................   (47,243)   (31,474)   (31,702)
Development costs....................................   (25,603)   (30,665)   (23,954)
Net Profits expense..................................    (7,267)    (3,453)   (28,933)
Income tax expense...................................   (49,843)    (7,888)   (16,845)
                                                       --------   --------   --------
Net cash flow........................................   178,107     86,936    124,828
10% annual discount..................................   (51,239)   (23,469)   (30,990)
                                                       --------   --------   --------
Standardized measure of discounted future net cash
  flow...............................................  $126,868   $ 63,467   $ 93,838
                                                       ========   ========   ========

                       REMINGTON OIL AND GAS CORPORATION

     The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows from year to year

                                                               AT DECEMBER 31
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
                                                         (UNAUDITED, IN THOUSANDS)
Standardized measure of discounted cash flows at
  beginning of year..................................  $ 63,467   $ 93,838   $146,013
Sales and transfers of oil and natural gas produced,
  net of production costs and net profits expense....   (33,393)   (24,796)   (42,097)
Net changes in prices and production costs...........    50,133    (77,769)   (61,134)
Net changes in estimated development costs...........     1,746      1,274     (5,130)
Net changes in estimated net profits expense.........    (5,306)    17,624     14,029
Net changes in income tax expense....................   (28,504)     8,208     28,283
Extensions, discoveries and improved recovery less
  related costs......................................    44,823     11,625      9,171
Proved oil and gas reserves purchased................        --      5,050     13,865
Proved oil and gas reserves sold.....................      (111)        --         --
Development costs incurred during the year...........     7,007      4,318      9,975
Revisions of previous quantity estimates.............    25,122     18,673    (21,306)
Other changes........................................    (4,463)    (3,962)   (12,432)
Accretion of discount................................     6,347      9,384     14,601
                                                       --------   --------   --------
Standardized measure of discounted future net cash
  flows end of year..................................  $126,868   $ 63,467   $ 93,838
                                                       ========   ========   ========

     In July of 1998, we terminated our gas sales contract that covered gas production on South Pass block 89. The standardized measure of discounted future net cash flows in the prior years included future revenue based on the long-term contract price.

NOTE 5 -- OTHER PROPERTIES

     Other properties include improvements on the leased office space and office computers and equipment. The company depreciates these assets using the straight-line method over their estimated useful lives that range from 3 to 12 years.

NOTE 6 -- OTHER ASSETS

     Long-term accounts receivable -- related party reflects CKB Petroleum's claims under Collateral Assignment Split Dollar Insurance Agreements among CKB Petroleum and Don D. Box (an officer and director) and two of his brothers.

     We recorded the origination fees paid for the current bank line of credit and the cost incurred when we issued the 8 1/4% Convertible Subordinated Notes in 1992 as deferred charges on our balance sheet. We amortize the costs on a straight-line basis over underlying term of the debt and charge the amortized amount to interest and financing costs. In October 1997, we purchased $16.7 million of the outstanding notes and accelerated the amortization of the allocated portion of the issuance costs by $416,000. Again in February 1999, we accelerated the amortization of $600,000 of the debt issuance costs a second time because of our purchase of an additional $32.4 million of the notes.

                       REMINGTON OIL AND GAS CORPORATION

NOTE 7 -- MINORITY INTEREST IN SUBSIDIARIES

     Two individuals owned a combined 5.8824% in two of our subsidiaries, CKB Petroleum, Inc. and CKB & Associates, Inc. The two subsidiaries were acquired when we merged with S-Sixteen Holding Company in December 1998. The minority interest liability reflects their percentage of the total combined equity in the two subsidiaries. Before the merger, the two shareholders, who were former officers of the companies, filed suit against S-Sixteen Holding Company and the two subsidiaries. In this suit the plaintiffs alleged that the defendants wasted and/or misappropriated CKB Petroleum's corporate assets. The plaintiffs wanted certain expenditures to be reclassified as "constructive" dividends. In addition, the plaintiffs also wanted the court to compel us to buy out their interest. In February 2000, we reached an agreement to settle all claims and purchase their minority interest in the two subsidiaries. In connection with the settlement of this litigation we recorded $442,000 as a settlement expense as of December 31, 1999.

NOTE 8 -- LONG-TERM ACCOUNTS PAYABLE AND NOTES PAYABLE

     Long-term accounts payable include the long-term portion of future payments due to a vendor over the next two years.

     In February 1999 we replaced the existing line of credit with a line of credit from a different bank. The line of credit had an initial borrowing base of $32.0 million. In March 2000 the borrowing base increased to $35.0 million. The line expires in 2003. We pledged our oil and gas properties as collateral for the new line of credit. We will accrue and pay interest at varying rates based on premiums of from 1.625 to 2.375 percentage points over the London Interbank Offered Rates. On December 31, 1999, we had an outstanding balance of $30.0 million and had issued letters of credit totaling $1.8 million. Interest only is payable quarterly through September 30, 2000. Unless renegotiated or extended, the loans under the line of credit convert to term loans on October 1, 2000, and principal payments on the $30.0 million will be scheduled as follows:
2000 -- $2.5 million; 2001 -- $10.0 million; 2002 -- $10.0 million; 2003 -- $7.5 million.

     The most significant financial covenants in the new line of credit include, among others, maintaining a minimum current ratio of 1.0 to 1.0, excluding any current liabilities associated with the Phillips litigation, a minimum tangible net worth of $55.0 million plus 50% of future net income and 100% of any non-redeemable preferred or common stock offerings, maximum debt to EBITDA of
3.0 to 1.0, interest coverage of 3.0 to 1.0, and a prohibition of the payment of dividends. Additionally, certain adverse outcomes of the Phillips litigation could constitute an event of default. See Note 13.

     In December 1992, we issued $55.1 million of 8 1/4% Convertible Subordinated Notes. The notes mature December 1, 2002, and may convert into shares of common stock at the election of the note-holder any time before maturity, unless previously redeemed. Interest is payable semiannually on June 1 and December 1. We may redeem all or a portion of the notes any time after December 1, 1995, at 105.775% of the face amount. The redemption price decreases
 .825% each subsequent December 1. The notes are unsecured and subordinate to existing and future senior indebtedness.

     The indenture for the notes requires us to make an offer to purchase the notes if a "change in control" occurs. The purchase price is the total of the par value plus accrued interest through the date of purchase. In August 1997, Mr. J.R. Simplot purchased S-Sixteen Holding Company, then known as Box Brothers Holding Company. The purchase resulted in a "change in control" as defined in the indenture. In October 1997, we repurchased $16.7 million of the notes outstanding. In December 1998, we reclassified our two classes of common stock into one class of common stock. The indenture also defined this transaction as a "change in control," and we made another offer to purchase the notes. In February 1999, we repurchased $32.4 million of the notes outstanding pursuant to this offer.

     We estimate that the fair value of our long-term indebtedness, including the current maturities of such obligations, is approximately $35.5 million at December 31, 1999 and $43.6 million at December 31, 1998. We

                       REMINGTON OIL AND GAS CORPORATION
based the fair value on the quoted market bid price in 1998 and the only known broker estimate in 1999 for our convertible notes and on current rates available for our other indebtedness.

NOTE 9 -- COMMITMENTS AND CONTINGENT LIABILITIES

     We lease approximately 17,000 square feet of office space in Dallas Texas. The non-cancelable operating lease expires in April 2008. The following table reflects our rent payments for the past three years and the commitment for the future minimum rental payments.

                          YEAR                                RENT
                          ----                             ----------
1997.....................................................  $  716,000
1998.....................................................  $  474,000
1999.....................................................  $  407,000
2000.....................................................  $  407,000
2001.....................................................  $  433,000
2002.....................................................  $  441,000
2003.....................................................  $  441,000
2004.....................................................  $  441,000
Remaining commitment.....................................  $1,586,000

     We are defendants in litigation with Phillips Petroleum Company concerning their net profits interest ownership in South Pass block 89. We discuss this litigation in more detail in Note 13 -- Net Profits Expense and Phillips Petroleum Litigation.

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

     We have no other material pending legal proceedings other than the litigation mentioned above. Other than certain possible outcomes of the Phillips litigation, it is our opinion that any adverse judgments or results would not have a material adverse effect on our financial position or results of operation.

NOTE 10 -- COMMON STOCK, PREFERRED STOCK AND DIVIDENDS

     In 1998, we increased the number of authorized common stock shares to 100 million and authorized 25.0 million shares of "blank check" preferred stock. The par value of the new common stock is $0.01 per share. The board of directors can issue multiple series of preferred stock and set different terms, voting rights, conversion features, and redemption rights for each distinct series of the preferred stock. We have reserved approximately 2.8 million shares of common stock for our stock option plan and 250,000 shares for our non-employee director stock purchase plan, which are discussed in more detail in Note 15 -- Employee and Director Compensation Plans. Additionally, we reserved 200,000 shares for a warrant issued in connection with our acquisition of S-Sixteen Holding Company in December 1998.

     In December 1998, the holders of class A common stock and class B common stock approved the merger agreement with S-Sixteen Holding Company. Part of the transaction involved the exchange of one class of new voting common stock for the two classes of common stock that were outstanding. The stockholders who

                       REMINGTON OIL AND GAS CORPORATION
owned class A common stock received 1.15 shares of the new common stock for each share of class A common stock. The stockholders who owned class B common stock received 1 share of the new common stock for each share of class B common stock.

     We have not paid dividends since before 1992. Dividends are currently restricted. Additionally, if we pay dividends in excess of 2% of the market price per share during a calendar quarter, the conversion price of the 8 1/4% Convertible Subordinated Notes will be adjusted proportionately. The determination of future cash dividends, if any, will depend upon, among other things, our financial condition, cash flow from operating activities, the level of our capital and exploration expenditure needs, our future business prospects, and renegotiation of our line of credit.

NOTE 11 -- OIL AND GAS REVENUES

     We recognize oil and gas revenue in the month of actual production. Our actual sales have not been materially different from our entitled share of production and we do not have any significant gas imbalances. In 1999, sales by a gas marketing company accounted for approximately 48% of our total oil and gas revenue. In addition, we sold approximately 64% of our total oil production to one company during the year, which accounted for approximately 32% of our total oil and gas revenues in 1999. We do not believe that the risk of losing services or sales from either of these companies would have a material adverse effect on us.

NOTE 12 -- MARKETABLE SECURITIES

     When we sell a marketable security, we record the realized gain or loss on that specific security in the income statement. The following table includes certain information about our marketable security transactions and the change in net unrealized holding gains and losses.

                                                                 FOR YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1999   1998    1997
                                                              ----   ----   -------
                                                                 (IN THOUSANDS)
Sales Proceeds..............................................  --     --     $33,411
Gross realized gains........................................  --     --          46
Gross realized (losses).....................................  --     --        (169)
Change in net unrealized holding gains and losses...........  --     --         186

     In 1997, we classified all of our marketable securities as available-for-sale and recorded them on the balance sheet at their market value as of the balance sheet date. The unrealized holding gains and losses that result from the difference between the market value and the cost of these securities are recorded, net of tax, as a separate component of stockholders' equity.

NOTE 13 -- NET PROFITS EXPENSE AND PHILLIPS PETROLEUM LITIGATION

     We pay Phillips Petroleum Company 33% of the "net profit," as defined in the farm-out agreement, from South Pass block 89. The following table summarizes the net profits expense calculation:

                                                           FOR YEARS ENDED DECEMBER 31,
                                                          ------------------------------
                                                            1999       1998       1997
                                                          --------   --------   --------
                                                                  (IN THOUSANDS)
Oil and natural gas revenue (net of transportation).....  $ 6,611    $13,434    $30,567
Operating, overhead, and capital expenditures...........   (2,090)    (2,525)    (5,292)
                                                          -------    -------    -------
"Net profit" from South Pass block 89...................  $ 4,521    $10,909    $25,275
                                                          =======    =======    =======
          Net profit expense (at 33%)...................  $ 1,492    $ 3,600    $ 8,341
                                                          =======    =======    =======

                       REMINGTON OIL AND GAS CORPORATION

     Phillips contends that pursuant to its 33% net profits interest in South Pass block 89, it was entitled to receive an overriding royalty for months in which "net profits" were not achieved; that an excessive oil transportation fee was being charged to the net profits account; and that the entire $69.6 million cash payment that had been received by OKC Limited Partnership (our predecessor) from the 1990 settlement of previous litigation between Texas Eastern Transmission Corporation and us, should have been credited to the net profits account instead of the $5.8 million that was credited.

     On the latter claim, Phillips seeks to receive more than $21.5 million, while on the first two claims Phillips alleges aggregate damages of several million dollars. In addition, Phillips, under the Louisiana Mineral Code, is seeking double damages and cancellation of the farm-out agreement that created the net profits interest. We denied Phillips' claims and defended ourselves during a non-jury trial in April 1997.

     In August 1998, the trial court ruled in the litigation. In its ruling, the court awarded Phillips $1.6 million plus interest for its overriding royalty claim and $9.3 million plus interest for its claim on the 1990 settlement. The trial court dismissed Phillips' claim of excessive transportation charges and its claims for double damages and lease cancellation.

     The trial court, applying federal law and the language of the farm-out agreement, held that only income from actual production was to be included in the net profits account. On this basis, the trial court allocated $41.2 million of the 1990 settlement amount to proceeds from production rather than the $5.8 million originally credited.

     In October 1998, the trial court finalized its judgment. The total judgment, including interest, was $18.0 million. Phillips appealed the judgment on the transportation issue and the judgment on the 1990 settlement, and we appealed the decision on the overriding royalty issue. We posted an $18.0 million appeal bond, and set aside $9.0 million with the bonding company as collateral for the bond. In addition, we recorded the $18.0 million as an expense in the third quarter of 1998 in accordance with Statement of Financial Accounting Standards No. 5 entitled "Accounting for Contingencies."

     On January 5, 2000, the Fourth Court of Appeal issued an opinion reversing the trial court's judgment on the 1990 settlement issue and the excessive transportation issue and upholding the judgment on the overriding royalty issue. The appellate opinion increased the amount of the 1990 settlement subject to net profits from the $28.1 million as allocated by the trial court to $63.8 million, an increase of $35.7 million. The appeals court remanded this amount to the trial court for further proceedings related to royalties due. The amount payable to Phillips as determined by the appellate court, subject to remand, and assuming no reversal, would be $21.1 million plus interest. The appellate court opinion also disagreed with the trial court in stating that we owe Phillips $7.3 million plus interest on the transportation issue. In addition, according to the appellate court's opinion, we would owe Phillips an additional $1.2 million plus interest for transportation costs from December 1996 through the end of 1999.

     We intend to vigorously contest the decision of the appellate court, and in January 2000 we requested a rehearing in this case. If the rehearing is denied, we will appeal to the Louisiana Supreme Court. Because we believe that it is probable that the decision of the appellate court will not stand, we have not recorded any additional contingent liability on our books. Statement of Financial Accounting Standards No. 5 entitled "Accounting for Contingencies" requires that when a loss contingency exists, it be accrued if it is reasonably estimable and it is probable that an unfavorable outcome will occur. In reaching our conclusion we rely on our legal counsel who have informed us that in their opinions, the appellate court incorrectly applied the law and made erroneous findings of fact in reversing the trial court's judgment and that it is as likely as not that the Court of Appeal's errors will be corrected on rehearing or on appeal to the Louisiana Supreme Court.

     If however, we are not successful in this litigation, after exhausting all appeals, we will owe Phillips approximately $31.2 million plus approximately $23.8 million in interest on all three issues. This result would have a serious effect on our financial position and liquidity and could constitute an event of default under our

                       REMINGTON OIL AND GAS CORPORATION
bank loan agreement, which might result in acceleration of our long-term debt. Our plans to deal with such a contingency might include selling properties, additional debt financing or, as a last resort, seeking protection from creditors under applicable law.

     We also have litigation pending with Phillips in state court in Collin County, Texas. This litigation centers on our termination of the gas contract with Texas Eastern in 1998 for $49.8 million, and what, if any, of the termination amount we received should be credited to the net profits account. The court in Collin County stayed the case pending resolution of the Louisiana appeals. Although not absolute, an unfavorable outcome of the Louisiana litigation could have a detrimental effect on our position in this litigation. If we were unsuccessful in this litigation we could owe Phillips approximately $16.4 million plus approximately $1.6 million in interest through December 31, 1999. This litigation could take up to two years to resolve after the Louisiana litigation is concluded.

NOTE 14 -- REORGANIZATION COSTS

     Reorganization expense recorded in 1997 includes employee severance expense, litigation settlement amounts and other costs. During 1997, 31 employees were dismissed, resigned or notified us of their resignation. We paid severance amounts to the employees ranging from 6 to 18 months of their base pay because of severance agreements between the employees and us. The 31 employees included three executive officers (Senior Vice President/Operations, Vice President/Marketing and Supply, and Treasurer), ten employees from the operations technical staff and 18 other professional or clerical personnel.

     In the third quarter of 1997, we agreed to pay Thomas D. Box $1.2 million to settle his severance claims and lawsuits against us. He was the Chief Executive Officer and President of the company before his dismissal by the board of directors in August 1996. In addition, the company granted him options to purchase 50,000 shares of common stock at $9.00 per share.

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

NOTE 15 -- EMPLOYEE AND DIRECTOR BENEFIT PLANS

  Stock option plans

     We have two stock option plans: the 1992 Incentive Stock Option Plan and the 1997 Stock Option Plan. Remington discontinued a third plan, the 1992 Non-Qualified Stock Option Plan in 1997. We no longer use the 1992 Incentive Stock Option Plan. A committee that includes at least two or more outside non-employee directors administers the 1997 Stock Option Plan. The committee has the discretion to determine the participants, the number of shares granted to each person, the purchase price of the common stock covered by each option, and most other terms of the option. Options granted under the plan may be either incentive stock options or non-qualified stock options. The committee may issue options for up to 2.8 million shares of common stock, but no more than 687,500 shares to any individual.

     We continue to apply the accounting provisions of Accounting Principles Board Opinion 25, entitled "Accounting for Stock Issued to Employees," and related interpretations to account for stock-based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the

                       REMINGTON OIL AND GAS CORPORATION
stock. A summary of our stock option plans as of December 31, 1999, 1998, and 1997, and changes during the years ending on those dates is presented below:

                                                           AT DECEMBER 31,
                                  -----------------------------------------------------------------
                                          1999                   1998                  1997
                                  --------------------   --------------------   -------------------
                                              WEIGHTED               WEIGHTED              WEIGHTED
                                              AVERAGE                AVERAGE               AVERAGE
                                              EXERCISE               EXERCISE              EXERCISE
                                   SHARES      PRICE      SHARES      PRICE      SHARES     PRICE
                                  ---------   --------   ---------   --------   --------   --------
Outstanding at beginning of
  year..........................  1,175,500    $6.15       455,000    $6.92      312,500    $ 9.52
  Granted.......................    614,000     6.22       751,000     5.72      426,500      6.73
  Exercised.....................         --                     --                    --
  Forfeited.....................    (28,500)    9.63       (30,500)    6.80     (284,000)     9.51
                                  ---------    -----     ---------    -----     --------    ------
Outstanding at end of year......  1,761,000     6.12     1,175,500     6.15      455,000      6.92
                                  =========    =====     =========    =====     ========    ======
Options exercisable at
  year-end......................    653,682     6.78       257,921     7.07        8,000     11.88
Weighted-average fair value of
  options granted during the
  year..........................                2.88                   3.32                   4.65

     The options outstanding at December 31, 1999 have a weighted-average remaining contractual life of 9 years and an exercise price ranging from $2.75 to $11.00 per share.

     The table below reflects the effect on our net income or loss if we recorded the estimated compensation costs for the stock options using the estimated fair value as determined by applying the Black-Scholes option pricing model.

                                                          FOR YEARS ENDED DECEMBER 31,
                                                          -----------------------------
                                                           1999       1998       1997
                                                          -------    -------   --------
                                                                 (IN THOUSANDS)
Net income (loss)........................  As reported    $(3,703)   $13,617   $(26,790)
                                           Pro forma       (4,719)    12,591    (27,062)
Basic income (loss) per share............  As reported      (0.17)      0.67      (1.31)
                                           Pro forma        (0.22)      0.62      (1.32)
Diluted income (loss) per share..........  As reported      (0.17)      0.66      (1.31)
                                           Pro forma        (0.22)      0.61      (1.32)

     The fair value of each option grant for the years ended December 31, 1999, 1998, and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                            FOR YEARS ENDED DECEMBER 31,
                                                            ----------------------------
                                                             1999       1998       1997
                                                            ------     ------     ------
Expected life (years).....................................   10         10         10
Interest rate.............................................   5.88%      5.50%      6.19%
Volatility................................................  56.74%     51.17%     49.50%
Dividend yield............................................    0          0          0

  Non-Employee Director Stock Purchase Plan

     The stockholders approved the non-employee director stock purchase plan in December 1997. The plan allows the non-employee directors to receive their directors' fees in shares of restricted common stock instead of cash. The number of shares received will be equal to 150% of the cash fees divided by the closing market price of the common stock on the day that the cash fees would otherwise be paid. The director can not transfer

                       REMINGTON OIL AND GAS CORPORATION
the common stock until one year after issuance or the termination of a director resulting from death, disability, removal, or failure to be nominated for an additional term. The director can vote the shares of restricted stock and receive any dividend paid in cash or other property.

  Transactions with Directors

     We paid executive search fees during 1998 totaling $40,000 and during 1997 totaling $141,000 to Preng and Associates, Inc., which is a company controlled by a member of our board of directors.

  Pension Plan

     Remington and CKB Petroleum each have a noncontributory defined benefit pension plan. The retirement benefits available are generally based on years of service and average earnings. We fund the plans with annual contributions at least equal to the minimum funding provisions of the Employee Retirement Income Security Act of 1974, as amended, but no more than the maximum tax deductible contribution allowed. Plan assets consist primarily of equity and fixed income securities. The following table sets forth the reconciliation of the benefit obligation, plan assets, and funded status for the pension plans.

                                                              AT DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                                               (IN THOUSANDS)
RECONCILIATION OF THE CHANGE IN BENEFIT OBLIGATION
  Beginning benefit obligation..............................  $3,331    $2,938
     Service cost...........................................     101        79
     Interest cost..........................................     217       201
     Effect of settlement...................................    (335)     (644)
     Actuarial loss (gain)..................................    (286)      372
     Benefits paid..........................................    (178)     (142)
                                                              ------    ------
  Ending benefit obligation.................................  $2,850    $2,804
                                                              ======    ======
RECONCILIATION OF THE CHANGE IN PLAN ASSETS
  Beginning market value....................................  $3,389    $3,160
     Actual return on plan assets...........................     625       312
     Employer contributions.................................      --       150
     Benefit payments.......................................    (513)     (786)
                                                              ------    ------
  Ending market value.......................................  $3,501    $2,836
                                                              ======    ======
FUNDED STATUS AND AMOUNTS RECOGNIZED IN THE BALANCE SHEET
  Funded status.............................................  $  651    $   32
  Unrecognized net actuarial loss (gain)....................    (394)      320
  Effect of the settlement..................................      32       (60)
                                                              ------    ------
  Adjusted prepaid (accrued) benefit cost...................  $  289    $  292
                                                              ======    ======

                       REMINGTON OIL AND GAS CORPORATION

     The net periodic pension cost recognized in our income statements include the following components:

                                                             FOR YEARS ENDED DECEMBER 31,
                                                             -----------------------------
                                                              1999       1998       1997
                                                             -------    -------    -------
                                                                    (IN THOUSANDS)
COMPONENTS OF NET PERIODIC PENSION COST
  Service cost.............................................   $ 101      $  79      $ 116
  Interest cost on projected benefit obligation............     217        201        222
  Actual return on plan assets.............................    (264)      (259)      (281)
  Net amortization and deferrals...........................      --         --         21
                                                              -----      -----      -----
  Net periodic pension cost................................      54         21         78
  Special recognition due to curtailment and lump sum
     settlements...........................................     (32)        --        (36)
                                                              -----      -----      -----
Net periodic pension cost..................................   $  22      $  21      $  42
                                                              =====      =====      =====
WEIGHTED AVERAGE ASSUMPTIONS
  Discount rate............................................    7.75%      7.00%      7.00%
  Expected return on plan assets...........................    8.00%      8.00%      8.00%
  Rate of compensation increase............................    3.00%      3.00%      3.00%

     Remington acquired CKB Petroleum in December 1998 as part of the merger with S-Sixteen Holding Company. Because of the merger, we acquired the CKB Petroleum pension plan. The following table presents the benefit obligation, plan assets, and funded status of the CKB Petroleum plan at the time of acquisition.

Benefit obligation........................................  $527,000
Market value of plan assets...............................   553,000
Adjusted prepaid benefit cost.............................    19,000

     Statement of Financial Accounting Standards No. 88 entitled "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" requires immediate recognition of certain previously unrecognized amounts when certain transactions or events occur in a defined benefit pension plan. It prescribes the method for determining the amount to be recognized in earnings when a pension obligation is settled or a plan is curtailed. Settlement is defined as an irrevocable action that relieves the employer (or the plan) of primary responsibility for an obligation and eliminates significant risks related to the obligation and the assets used to effect the settlement. A curtailment is defined as a significant reduction in, or an elimination of, defined benefit accruals for present employees' future services. During 1999,

                       REMINGTON OIL AND GAS CORPORATION

Remington distributed plan assets in settlement of certain obligations to former employees. The following is a reconciliation of the settlement on the various components of the plan.

                                             DISCLOSURE      LOSS                      DISCLOSURE
                                              PRIOR TO    MEASURED AT                WITH EFFECT OF
                                             SETTLEMENT   SETTLEMENT    SETTLEMENT     SETTLEMENT
                                             ----------   -----------   ----------   --------------
                                                                 (IN THOUSANDS)
Vested benefit obligation..................   $(2,810)       $(138)       $ 335         $(2,613)
Non-vested benefit obligation..............      (137)          --           --            (137)
                                              -------        -----        -----         -------
Accumulated benefit obligation.............    (2,947)        (138)         335          (2,750)
Effect of future pay increases.............      (100)          --           --            (100)
                                              -------        -----        -----         -------
Projected benefit obligation...............    (3,047)        (138)         335          (2,850)
Assets.....................................     3,836           --         (335)          3,501
                                              -------        -----        -----         -------
Funded status..............................       789         (138)          --             651
Unrecognized (gain) loss...................      (532)         138           32            (362)
                                              -------        -----        -----         -------
(Accrued) prepaid pension cost.............   $   257        $  --        $  32         $   289
                                              =======        =====        =====         =======

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

     We have never paid post retirement benefits other than pensions and have not obligated ourselves to pay such benefits in the future. Future obligations for postemployment benefits are immaterial. Therefore, we have not recognized any liability for either.

                       REMINGTON OIL AND GAS CORPORATION

NOTE 16 -- INCOME TAXES

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

                                                               FOR YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
"Expected" tax expense (benefit) (35% of income before
  taxes)....................................................  $(1,402)   $ 5,031    $(4,258)
Net adjustment to valuation allowance.......................    1,402     (4,708)    19,052
Other.......................................................      (17)        --       (171)
                                                              -------    -------    -------
          Total deferred income tax expense (benefit).......      (17)       323     14,623
Provision (credit) for alternative minimum tax..............     (256)       433         --
                                                              -------    -------    -------
          Total income tax expense (benefit)................  $  (273)   $   756    $14,623
                                                              =======    =======    =======

     In 1997 we increased the valuation allowance against the entire deferred tax asset and recorded the related deferred income tax expense because our actual 1997 results and future projections were significantly different than anticipated in prior projections. The difference resulted from a significant drop in commodity prices, the unusual and unforeseen reorganization expenses incurred in the last half of 1997, and a downward revision in our proved gas reserves as of January 1, 1998, on South Pass block 89.

     We determine the amount of our deferred income tax asset or liability by multiplying the enacted tax rate by the temporary differences, net operating or capital loss carry-forwards plus any tax credit carry-forwards. The tax rate used is the effective rate applicable for the year in which we expect the temporary differences or carry-forwards to reverse. A valuation allowance offsets deferred income tax assets that are not expected to reverse in future years. The following table reflects the significant components of our deferred tax asset.

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Asset (liability) from difference in book and tax basis of
  oil and gas properties....................................  $ (1,873)  $ (2,257)
Asset (liability) from difference in book and tax basis of
  other assets..............................................      (337)       879
Asset from difference in book and tax basis of accrued
  liabilities...............................................     6,334      5,339
Federal income tax operating loss carry-forward.............    11,654      7,977
Federal capital loss carry-forwards.........................       327        327
Alternative minimum tax credit carry-forward................       389        644
                                                              --------   --------
          Total deferred tax asset..........................    16,494     12,909
Valuation allowance.........................................   (16,494)   (12,909)
                                                              --------   --------
          Net deferred tax asset............................  $     --   $     --
                                                              ========   ========

     The unused federal income tax operating loss carry-forward of $33 million will expire during the years 2007 through 2020 if not previously utilized, and the capital loss carry-forward of $934,000 will expire in the years 2000 through 2002.

                       REMINGTON OIL AND GAS CORPORATION

NOTE 17 -- INCOME PER COMMON SHARE

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

                                                            FOR YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      ----------     ----------     -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) available for basic income per
  share.............................................   $(3,703)       $13,617        $(26,790)
  Interest expense on the Notes (net of tax)(2).....        --          2,058              --
                                                       -------        -------        --------
Net income (loss) available for diluted income per
  share.............................................   $(3,703)       $15,675        $(26,790)
                                                       =======        =======        ========
Basic income (loss) per share.......................   $ (0.17)       $  0.67        $  (1.31)
                                                       =======        =======        ========
Diluted income (loss) per share.....................   $ (0.17)       $  0.66        $  (1.31)
                                                       =======        =======        ========
Weighted average common shares for basic income
  (loss) per share..................................    21,326         20,370          20,524
  Dilutive stock options outstanding (treasury stock
     method)(1).....................................        --             --              --
  Shares assumed issued by conversion of the
     Notes(2).......................................        --          3,488              --
                                                       -------        -------        --------
          Total common share for diluted income
            (loss) per share........................    21,326         23,858          20,524
                                                       =======        =======        ========

---------------

(1) Non dilutive.

(2) Non dilutive in 1999 and 1997.

Potential increase to net income for diluted income per
  share
  Interest expense on Notes (net of tax)...............  $   581   $    --   $  2,835
Potential issues of common stock for diluted income per
  share
  Weighted average stock options granted...............    1,677       875         99
  Weighted average shares from warrant issued in
     merger............................................      200         2
  Weighted average shares issued assuming conversion of
     Notes.............................................      985        --      4,741

NOTE 18 -- OTHER RELATED PARTY TRANSACTIONS

     A resolution adopted in 1992 by our board of directors authorizes us to enter into a transaction with an affiliate of ours so long as the board of directors determines that such a transaction is fair and reasonable to us and is on terms no less favorable to us than can be obtained from an unaffiliated party in an arm's length transaction.

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

                       REMINGTON OIL AND GAS CORPORATION

     We advanced litigation expenses on behalf of certain directors and officers of the company for certain lawsuits which are no longer pending or continuing. In accordance with our By-Laws, the defendants have executed written undertakings to repay us for any related expenses advanced on their behalf if it is later found that such costs were not subject to indemnification. No judicial determination has been made that any of the general partners, directors or officers are not entitled to indemnification for litigation expenses incurred. The total legal costs incurred related to these cases were $351,000 in 1997.

     Included in Accounts receivable -- other is a receivable in the amount of $210,000 from the Estate of Cloyce K. Box. Don D. Box, an officer and director of the company, is co-executor of the Estate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following information relates to the members of our board of directors or executive officers during 1999. Each director holds office until his successor is elected and qualified or until their resignation or removal. Executive officers hold their respective offices at the pleasure of the board of directors.

DON D. BOX  Age 49

Positions with us:
- Director since March 1991
- Executive Vice President since October 1997
- Chairman of the Board January 1994-October 1997
- Chief Executive Officer August 1996-October 1997
- President August 1996-March 1997
- Director, Corporate Development March 1994-January 1995

Positions with our affiliates:
- CKB Petroleum, Inc.
  -- Vice President since September 1997
  -- Director August 1982-September 1997
  -- President August 1982-September 1997
- CKB & Associates, Inc.
  -- Vice President since May 1981
  -- Director May 1981-September 1997
- S-Sixteen Holding Company
  -- Director December 1981-September 1997
  -- President December 1981-February 1996, April 1997-September 1997
  -- Vice President February 1996-April 1997, September 1997-December 1998

Outside directorships
- Authoriszer, Inc.

Education
- Bachelor of Arts -- University of Pennsylvania
- Bachelor of Science in Economics -- The Wharton School of the University of Pennsylvania
- Masters of Business Administration -- Southern Methodist University

JOHN E. GOBLE, JR., CPA  Age: 53

Positions with us:
- Director since April 1997
- Member -- Audit Committee

Employment:
- Byrd Investments -- Investment and financial advisor since 1986

Outside Directorships:
- Miracle of Pentecost Foundation

Education:
- Bachelor of Business Administration -- Southern Methodist University

Professional:
- Member -- American Institute of Certified Public Accountants and Texas Society of Certified Public Accountants

WILLIAM E. GREENWOOD  Age: 61

Positions with us:
- Director since April 1997
- Member -- Audit Committee
- Member -- Compensation Committee

Employment:
- Consultant since 1995
- Director and Chief Operating Officer -- Burlington Northern Railroad Corporation from 1990 until 1994

Outside Directorships:
- AmeriTruck Distribution Corporation
- Mark VII, Inc.
- Transport Dynamics, Inc.
- President -- Mendota Museum and Historical Society

Education:
- Bachelor of Science -- Marquette University

DAVID H. HAWK  Age: 55

Positions with us:
- Director since September 1997
- Chairman of the Board since October 1997
- Member -- Executive Committee

Employment:
- J.R. Simplot Company -- Director, Energy Natural Resources since 1984
- Previously employed with Atlantic Richfield Company and Tenneco Inc. as an Exploration Geologist
- Prior executive positions with IGC Production Company, Sundance Oil Company and Horn Resources Corporation

Education:
- Bachelor of Science in Geology and Distinguished Graduate
  Medalist -- University of Idaho
- Master of Science in Geology -- University of Oklahoma

JAMES ARTHUR LYLE, CCIM  Age: 54

Current positions with us:
- Director since September 1997
- Member -- Compensation Committee

Employment:
- Owner -- James Arthur Lyle & Associates, Inc., a commercial, industrial and investment real estate firm, since 1976

Outside directorships:
- Director, Chief Operating Officer and President since 1984 -- Hueco Mountain Estates, Inc., a 10,500 acre multi-use real estate development located in El Paso County, Texas

Education:

- Bachelor of Science in Industrial Management -- Georgia Institute of
  Technology

DAVID E. PRENG  Age: 53

Position with us:
- Director since April 1997
- Chairman -- Compensation Committee

Employment:
- Chief Executive Officer and President since 1980 -- Preng and Associates, Inc., an international executive search firm specializing in the energy industry

Outside directorships:
- Director -- Citizens National Bank of Texas
- Director -- British American Business Council
- Fellow -- Institute of Directors

Education:
- Bachelor of Science in Business Administration -- Marquette University
- Master of Business Administration
  -- DePaul University

THOMAS W. ROLLINS  Age: 69

Positions with us:
- Director since July 1996
- Member -- Executive Committee

Employment:
- Chief Executive Officer since 1985 -- Rollins Resources, a natural gas and oil consulting firm
- Previously President and Chief Executive Officer -- Park Avenue Exploration Corporation, an oil and gas exploration firm and a subsidiary of USF&G Corporation
- Previously held executive positions and/or directorships with Shell Oil Company, Pennzoil Company, Florida Gas Transmission Company, Pogo Producing Company, Magma Copper Company and Felmont Oil Corporation.

Outside directorships:
- Director -- Enron Cash Company #2
- Director -- Pheasant Ridge Winery
- Director -- The Teaching Company
- Director -- Nature Conservancy of Texas

Education:
- Geological Engineering Degree and Distinguished Graduate Medalist -- The Colorado School of Mines

ALAN C. SHAPIRO  Age: 54

Positions with us:
- Director since May 1994
- Chairman -- Audit Committee

Employment:
- The Ivadelle and Theodore Johnson Professor of Banking and Finance in the Department of Finance and Business Economics, Marshall School of Business, University of Southern California, since 1992
- Previously Chairman of the Department of Finance and Business Economics, University of Southern California, 1993 -- 1998
- Frequent consultant and/or expert witness to business and government

Publications:
- Multinational Financial Management, a best selling textbook used in MBA programs worldwide
- Numerous other books and articles

Education:
- Bachelor of Arts in Mathematics -- Rice University
- Ph.D. in Economics -- Carnegie Mellon University

JAMES A. WATT  Age: 50

Positions with us:

- President and Chief Operating Officer from March 1997
- Chief Executive Officer since February 1998
- Director since September 1997
- Member -- Executive Committee

Positions with our Affiliates:
- CKB Petroleum, Inc.
  -- Director and President since January 1999
- CKB & Associates, Inc.
  -- Director and President since January 1999

Previous employment highlights:
- Vice President/Exploration -- Seagull E&P, Inc., 1993-1997
- Vice President/Exploration and Exploitation -- Nerco Oil & Gas, Inc.,
  1991-1993

Education:
- Bachelor of Science in Physics -- Rensselaer Polytechnic Institute

ROBERT P. MURPHY  Age: 41

Positions with us:
- Senior Vice President/Exploration & Production since July 1999
- Vice President/Exploration, January 1998-June 1999

Previous employment:
- Director -- Cairn Energy USA, Inc., May 1996-November 1997
- Vice President -- Exploration -- Cairn Energy USA, March 1993-January 1998
- Exploration Geologist -- Cairn Energy USA, 1990-March 1993
- Exploration Geologist -- Enserch Exploration, 1984-1990

Education:
- Bachelor of Science in Geology -- The University of Texas at Austin
- Master of Science in Geosciences -- The University of Texas at Dallas

STEVEN J. CRAIG  Age: 48

Positions with us:
- Senior Vice President/Planning and Administration since April 1997
- Administrative Assistant to the Chairman, August 1996 to April 1997
- Vice President, February 1994-March 1995

Positions with our affiliates:
- CKB Petroleum, Inc.
  -- Director and Vice President since January 1999
  -- Vice President and Assistant Treasurer, March 1997-October 1997
  -- Director, March 1997-August 1997
  -- Assistant Treasurer and Controller, March 1996-March 1997
- CKB & Associates, Inc.
  -- Director and Vice President since January 1999
  -- Vice President and Assistant Treasurer, March 1997-October 1997
  -- Director, March 1997-August 1997
  -- Assistant Treasurer and Controller, March 1996-March 1997
- S-Sixteen Holding Company
  -- Vice President and Assistant Treasurer, March 1997-October 1997
  -- Director, March 1997-August 1997
  -- Chief Financial Officer and Assistant Treasurer, May 1996-March 1997

Previous Employment:
- Self Employed -- Real Estate and Consulting, 1992-1994, March 1995-March 1996

Education:
- Bachelor of Arts in Economics -- Southern Methodist University
- Master of Business Administration in Finance and Quantitative
  Analysis -- Southern Methodist University

J. BURKE ASHER  Age: 59

Positions with us:
- Vice President/Finance since December 1997
- Secretary since October 1996
- Chief Accounting Officer, September 1996-December 1997

Positions with our affiliates:
- CKB Petroleum
  -- Treasurer and Assistant Secretary since March 1997
  -- Director, March 1997-April 1997
- CKB & Associates
  -- Treasurer and Assistant Secretary since March 1997
  -- Director, March 1997-August 1997
- S-Sixteen Holding Company
  -- Treasurer and Assistant Secretary, March 1997-December 1998
  -- Director, March 1997-August 1997

Previous employment:
- Self employed financial consultant and advisor, 1987-1996
- Controller -- Doty-Moore Tower Services, Inc., a contractor to the communications industry, 1993-1995

Education:
- Bachelor of Science in Economics -- The Wharton School of the University of Pennsylvania

EDWARD V. HOWARD, CPA  Age: 37

Positions with us:
- Vice President/Controller since March 1992
- Senior Accountant, October 1989-March 1992
- Assistant Secretary since October 1997

Education:
- Bachelor of Business Administration -- West Texas State University

     Except for Mr. Rollins' consulting practice, no director has a significant personal interest in the exploration, development or production of oil and gas. Mr. Rollins is required to abstain on matters in which there may be a conflict of interest between us and one of his clients.

LITIGATION INVOLVING DIRECTORS AND EXECUTIVE OFFICERS

     We know of no present litigation involving the directors or executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon the company's review of Forms 3, 4, and 5 received by the company, all persons required by Section 16(a) of the Securities Exchange Act of 1934 ("the Act") to file such forms complied with Section 16(a) of the Act with the following exceptions: David E. Preng filed one late Form 4 reporting one transaction. David H. Hawk filed one late Form 4 reporting two transactions and one late Form 4 reporting three transactions. William E. Greenwood reported late on Form 5 one transaction which should have been reported on Form 4.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table summarizes the compensation paid by the company during 1999, 1998, and 1997 to the company's Chief Executive Officer and its four most highly compensated executive officers, other than the Chief Executive Officer, whose total annual salary and bonus in 1999 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                    --------------------------------   --------------------------------------
                                          ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                                    --------------------------------   --------------------------------------
                                                                                    SECURITIES
                                                           OTHER       RESTRICTED   UNDERLYING
                                                           ANNUAL        STOCK       OPTIONS/     ALL OTHER
NAME AND                   FISCAL   SALARY     BONUS    COMPENSATION     AWARDS       SAR'S      COMPENSATION
PRINCIPAL POSITION          YEAR      ($)       ($)        ($)(1)         ($)          (#)           ($)
------------------         ------   -------   -------   ------------   ----------   ----------   ------------
James A. Watt............   1999    260,004   156,000        --               --      80,000          695(7)
  President and Chief       1998    250,006    70,000        --               --     130,000          174(7)
  Executive Officer(2)      1997    166,250   100,000        --        112,500(3)    100,000      148,039(4)
Don D. Box...............   1999    160,004     8,000        --               --      20,000          299(7)
  Executive Vice            1998    200,004        --        --               --      40,000          174(7)
  President(5)              1997    183,335        --        --               --     100,000        2,884(6)
Robert P. Murphy.........   1999    168,108    52,500        --               --      45,000          257(7)
  Senior Vice President/    1998    146,260    30,000        --               --      80,000           62(7)
  Exploration and           1997         --        --        --               --          --             --
  Production
Steven J. Craig..........   1999    114,708    27,500        --               --      25,000          390(7)
  Senior Vice President/    1998    110,259    20,000        --               --      40,000          174(7)
  Planning and              1997    100,008    15,000        --               --      20,000          177(7)
  Administration
J. Burke Asher...........   1999    109,200    26,200        --               --      25,000        1,008(7)
  Vice President/Finance    1998    105,000    19,000        --               --      35,000          450(7)
  and Secretary             1997     95,004    15,000        --               --      20,000          450(7)

---------------

(1) No amount is included as it is less than 10% of the total salary and bonus of the individual for the year.

(2) James A. Watt served as President and Chief Operating Officer from March 17, 1997, and on February 4, 1998, he was appointed Chief Executive Officer.

(3) At December 31, 1999, Mr. Watt held 9,000 restricted shares of common stock with a value of $34,875. The total number of restricted shares awarded effective March 17, 1997, was 15,000, which vest 20% per year from the effective date. If any dividends are paid to holders of common stock, Mr. Watt's restricted shares will be entitled to receive dividends.

(4) This amount includes a signing bonus of $25,000, reimbursed relocation expenses of $122,892, and $147 for group term life insurance premiums paid by the company.

(5) Don D. Box served as Chairman of the Board from January 1994 to October 1997 and as Chief Executive Officer from August 1996 to October 1997. He served as President from August 1996 until March 1997.

(6) Of this amount, $2,722 is for director's fees and $162 is for group term life insurance premiums paid by the company.

(7) These amounts are for group term life insurance premiums paid by the company.

     See "Change in Control Arrangements and Employment Contracts" below.

STOCK OPTIONS

     We have stock option plans for our employees and directors because we believe these options act as both an incentive and a reward for the long-term growth of our company. The core of our stock option program is the 1997 stock option plan. Both directors and employees are eligible for options under this plan. Significant attributes of the 1997 plan include the following:

     - Administered by the Compensation Committee of our board of directors.

     - Up to 2,750,000 shares of our common stock may be issued under the plan.

     - Up to 687,500 shares may be issued to any single individual.

     - Both qualified incentive and non-qualified options may be issued.

     - The plan terminates December 4, 2007.

     The importance of whether an option is granted as a qualified incentive option or a non-qualified option is mainly tax driven. If an option is an incentive option, the exercise price can be no less than the fair market value on the date of grant. Additional details concerning the 1997 stock option plan are contained in the plan itself. For a copy of the plan, call Investor Relations at (214) 210-2650.

     We also have a 1992 stock option plan but no options are outstanding under this plan. As of September 30, 1999, the employees who held the 28,500 options then outstanding terminated their rights to the 1992 options and received an equal number of 1997 plan options. The exercise price of these new options, which is considerably lower than the 1992 options, equals the closing price of the stock as of September 30, 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                        INDIVIDUAL GRANTS
                                        -------------------------------------------------
                                                      PERCENT OF
                                        NUMBER OF       TOTAL
                                        SECURITIES     OPTIONS
                                        UNDERLYING    GRANTED TO    EXERCISE                 GRANT DATE
                                         OPTIONS     EMPLOYEES IN    PRICE     EXPIRATION   PRESENT VALUE
NAME                                     GRANTED     FISCAL YEAR    $/SHARE       DATE          $(1)
----                                    ----------   ------------   --------   ----------   -------------
James A. Watt.........................    80,000        25.81%       4.250      12/06/09       249,920
Don D. Box............................    20,000         6.44%       4.250      12/06/09        62,480
Robert P. Murphy......................    45,000        14.49%       4.250      12/06/09       140,580
Steven J. Craig.......................    25,000         8.05%       4.250      12/06/09        78,100
J. Burke Asher........................    25,000         8.05%       4.250      12/06/09        78,100

---------------

(1) We determined these values using the Black-Scholes option pricing model with the following assumptions: stock price volatility of 56.82%; interest rate based on the yield to maturity of a 10-year Treasury security; exercise in the tenth year; and a dividend rate of zero. We made no adjustments for nontransferability or risk of forfeiture. Our use of this model does not constitute an endorsement or an acknowledgment that such model can accurately determine the value of options. No assurance can be given that the actual value, if any, realized by an executive upon the exercise of these options will approximate the estimated values calculated by using the Black-Scholes model.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
--------------------------------------------------------------------------------------------------------------
                                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                             NUMBER OF                 UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                              SHARES       VALUE     OPTIONS AT FISCAL YEAR-END      FISCAL YEAR-END ($)(1)
                            ACQUIRED ON   REALIZED   ---------------------------   ---------------------------
NAME                         EXERCISE       ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                        -----------   --------   -----------   -------------   -----------   -------------
James A. Watt.............      --           --        83,334         226,666        10,000         20,000
Don D. Box................      --           --        53,334         106,666         2,500          5,000
Robert P. Murphy..........      --           --        26,668          98,332         5,000         10,000
Steven J. Craig...........      --           --        26,668          58,332         3,125          6,250
J. Burke Asher............      --           --        25,001          54,999         2,500          5,000

---------------

(1) Computed as the number of securities multiplied by the difference between the option exercise prices and the closing price of our common stock on December 31, 1999.

PENSION PLANS

     Our defined benefit pension plans provide retirement and other benefits to eligible employees upon reaching the "normal retirement age," which is age 65 or after five years of service, if later. Directors who are not also employees of the company are not eligible to participate in the plans. Employees are eligible to participate on January 1 following the completion of six months of service or the attainment of age 20 1/2, if later. Additional provisions are made for early or late retirement, disability retirement and benefits to surviving spouses. At normal retirement age, an eligible employee will receive a monthly retirement income equal to 35% of his or her average monthly compensation during the three consecutive calendar years in the prior 10 years which provide the highest average compensation, plus 0.65% of such average compensation in excess of the amount shown in the Social Security Covered Compensation Table (as published annually by the Internal Revenue Service) multiplied by his or her years of service, limited to 35 years. If an employee terminates employment (other than by death or disability) before completion of five years of service, no benefits are payable. If an employee terminates employment after five years of service, the employee is entitled to all accrued benefits. The following table illustrates the annual pension for plan participants that retire at "normal retirement age" in 1999:

                               PENSION PLAN TABLE

  AVERAGE             YEARS OF SERVICE (1)(3)(4)
COMPENSATION  ------------------------------------------
   (1)(2)       15       20       25       30       35
------------  ------   ------   ------   ------   ------
    ($)        ($)      ($)      ($)      ($)      ($)
  125,000     52,896   55,944   58,983   62,041   65,090
  150,000     64,083   67,944   71,805   75,666   79,527
  160,000     68,558   72,744   76,930   81,116   85,302
  175,000     68,558   72,744   76,930   81,116   85,302
  200,000     68,558   72,744   76,930   81,116   85,302
  225,000     68,558   72,744   76,930   81,116   85,302
  250,000     68,558   72,744   76,930   81,116   85,302
  300,000     68,558   72,744   76,930   81,116   85,302
  400,000     68,558   72,744   76,930   81,116   85,302
  450,000     68,558   72,744   76,930   81,116   85,302
  500,000     68,558   72,744   76,930   81,116   85,302

---------------

(1) As of December 31, 1999, the Internal Revenue Code does not allow qualified plan compensation to exceed $160,000 or the benefit payable annually to exceed $130,000. The Internal Revenue Service will adjust these limitations for inflation in future years. When the limitations are raised, the compensation considered and the benefits payable under the pension plans will increase to the level of the new limitations or the amount otherwise payable under the pension plans, whichever amount is lower.

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

(3) The estimated credited service at December 31, 1999, for the executive officers shown in the Summary Compensation Table on page 43 is as follows:
    James A. Watt (3 years), Don D. Box (4 years), Robert P. Murphy (2 years), Steven J. Craig (5 years), and J. Burke Asher (3 years).

(4) The normal form of payment is a life annuity for a single participant or a 50% joint and survivor annuity for a married participant. Such benefits are not subject to a deduction for Social Security or other offset amounts.

COMPENSATION OF DIRECTORS

     - Only non-employee directors are compensated for board service

     - Compensation includes:

       -- Annual retainer of $20,000

       -- $1,000 per board meeting attended

       -- Committee meeting fee of $750 per meeting attended if on a different day than a full board meeting

       -- Directors are entitled to reimbursement of company related out-of-pocket expenses

       -- We provide directors and officers insurance and indemnification to the full extent allowed by law

       -- All or part of a director's board compensation may be received in company stock in accordance with the Non-Employee Director Stock Purchase Plan

     - Four board meetings in 1999

     - All directors attended at least 75% of the meetings

     - During 1999, we paid Rollins Resources, a proprietorship owner by director Thomas W. Rollins, $1,500 for consulting fees

NON-EMPLOYEE DIRECTOR STOCK PURCHASE PLAN

     - Adopted December 4, 1997

     - Each non-employee director may, once a year, elect to receive all or part of his board compensation in our common stock

     - The number of shares received equals 150% of the cash amount of compensation divided by the closing market price of our common stock on the day the cash fees would be payable

     - Shares received under this plan may not be transferred for one year after issuance

     - Shares may be transferred earlier than one year based on a director's death, disability or departure from the board

     - During the restricted transfer period, the director may vote the stock and receive any dividends

     - The board may terminate this plan at any time

     - Shares received under plan for 1999:

  -- John E. Goble, Jr.      4,440 shares in lieu of $12,000 cash
  -- James Arthur Lyle       7,399 shares in lieu of $20,000 cash
  -- David E. Preng          9,598 shares in lieu of $26,250 cash
  -- Thomas W. Rollins       7,399 shares in lieu of $20,000 cash
  -- Alan C. Shapiro         8,880 shares in lieu of $24,000 cash

CHANGE IN CONTROL ARRANGEMENTS AND EMPLOYMENT CONTRACTS

     All of our full-time regular employees are covered by a severance plan that we adopted in 1997. Under this plan, if an employee is involuntarily terminated, as that term is defined in the plan, the employee will be entitled to a payment of between two months base pay and eighteen months base pay depending on the employee's job and years of experience. If an employee voluntarily quits, is terminated for cause as defined in the plan, dies, leaves due to a disability for which benefits are payable or the termination is expected to be of short duration, the employee is not eligible for payment under the plan. In addition, under certain circumstances, a change in control could cause immediate vesting and triggering of stock options and contingent restrictive stock grants. If the contingent restricted stock grants were triggered by a change in control, it would result in the issuance of a maximum aggregate of 679,937 shares to directors and employees.

  Employment Agreements

     We have employment agreements with James A. Watt, Robert P. Murphy, Steven
J. Craig, and J. Burke Asher. The most significant terms of such agreements are summarized below:

James A. Watt

Effective March 17, 1997, through January 30, 2000:

     - Term of five years from March 17, 1997, renewable by mutual agreement

     - Starting base salary of $210,000 a year with increases at board discretion

     - Target bonus of 50% of base salary

     - Reimbursement for moving expenses

     - Stock grant of 15,000 shares, with options for an additional 100,000 shares to be vested over a five year period

     - Payment equal to his base salary and target bonus in the event he leaves the company for reasons other than for cause, or good reason after a change of control

     - If he leaves his employment for good reason, as defined in the contract, he receives either three or two times his base salary plus target bonus, depending on how soon after a change of control he leaves

New agreement effective January 31, 2000:

     - Term of three years from January 31, 2000, subject to single year extensions by mutual agreement

     - Base salary of $270,000 a year subject to discretionary increases

     - Eligible to receive discretionary performance bonus (targeted at 50% of base salary)

     - If terminated prior to a change in control, without cause, he receives his salary plus a pro rata bonus

     - He receives 2.99 times the sum of his base salary plus his target bonus if he is terminated within 24 months of a change in control, other than for death, disability or cause, or he leaves for good reason within the 24 month period

Robert P. Murphy

     - Term of three years from September 30, 1999, subject to single year extensions by mutual agreement

     - Base salary of $175,000 a year subject to discretionary increases

     - Eligible to receive discretionary performance bonus (targeted at 25% of base salary)

     - If terminated prior to a change in control, without cause, he receives his salary plus a pro rata bonus

     - He receives 2.99 times the sum of his base salary plus his target bonus if he is terminated within twelve months of a change in control, other than for death, disability or cause, or he leaves for good reason within the twelve month period

Steven J. Craig and J. Burke Asher

     - Term of two years from September 30, 1999, subject to single year extensions by mutual agreement

     - Base salary of $114,200 (Mr. Craig) and $109,200 (Mr. Asher) subject to discretionary increases

     - Eligible to receive discretionary performance bonus (targeted at 20% of base salary)

     - Severance payments similar to Robert Murphy's, except that Mr. Craig and Mr. Asher receive 2 times the sum of their respective annual salaries plus target bonus in connection with leaving employment within twelve months of a change in control

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

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

                                            COMPENSATION COMMITTEE

                                            David E. Preng
                                            William E. Greenwood
                                            James Arthur Lyle

PERFORMANCE GRAPH

     The following performance graph compares the performance of all classes of our common stock to the NASDAQ indices of United States companies and to a peer group comprised of NASDAQ companies listed under the Standard Industrial Classification Codes 1310-1319 for the company's last five fiscal years. Such industrial codes include companies engaged in the oil and gas business. The graph assumes that the value of an investment in our common stock and in each index was $100 at December 31, 1994, and that all dividends were reinvested. [Perf.graph]

---------------------------------------------------------------------------------------------------------------------------
                         12/31/1994       12/31/1995       12/31/1996       12/31/1997       12/31/1998       12/31/1999
---------------------------------------------------------------------------------------------------------------------------
 ROILA(1)                  100.00           77.68            66.07            37.50            26.18            31.83
 ROILB(1)                  100.00           80.23            84.88            48.26            29.65            36.05
 NASDAQ U.S                100.00           141.30           173.90           213.10           300.40           556.00
 NASDAQ O&G                100.00           105.10           151.90           144.70           70.30            72.10

(1) The last day of trading for ROILA and ROILB was December 24, 1998. Effective at the opening of trading on December 28, 1998, both former classes of stock were replaced by a new single class of voting common stock (ROIL). The values shown above as of December 31, 1998 and 1999, for ROILA give effect to the 1.15:1 exchange ratio that the former holders of ROILA received in the exchange for the new class of common stock, and the 1:1 exchange ratio that the former holders of ROILB received in the exchange for the new class of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of March 24, 2000, the following persons held shares of the company's common stock in amounts totaling more than 5% of the total shares of common stock outstanding. This information was furnished to us by such persons or statements filed with the Commission.

NAME AND ADDRESS OF                                           SHARES OF COMMON STOCK    PERCENT OF
BENEFICIAL OWNER                                                BENEFICIALLY OWNED     COMMON STOCK
-------------------                                           ----------------------   ------------
J.R. Simplot................................................        5,831,028(1)           27%
  999 Main Street
  Boise, Idaho 83702(1)
Heartland Advisors, Inc.....................................        3,680,375(2)           17%
  789 North Water Street
  Milwaukee, Wisconsin 53202(2)

---------------

(1) Mr. J.R. Simplot is the trustee and beneficiary of the J.R. Simplot Self Declaration of Revocable Trust dated December 21, 1989, an inter vivos revocable trust. The Trust is the sole general partner of S-Sixteen Limited Partnership, an Idaho limited partnership. Included in shares of common stock beneficially owned by Mr. Simplot are all of the following, of which Mr. Simplot may be deemed a beneficial owner: 2,785,028 shares and 200,000 warrants owned by S-Sixteen Limited Partnership; 2,845,000 shares owned by the Trust; and 1,000 shares owned jointly by Mr. Simplot and his spouse.

     200,000 shares of common stock are issuable to S-Sixteen Limited Partnership upon the exercise of the warrants within 60 days of March 24, 2000. 100,000 warrants are exercisable at $9.00 per share for a period of 36 months from December 28, 1998; and 100,000 warrants are exercisable at $11.00 per share for a period of 60 months from December 28, 1998.

(2) The most recent Schedule 13G filed by Heartland Advisors, Inc. indicates that it has sole dispositive power over all 3,680,375 shares and sole voting power over 2,726,575 of the shares.

OWNERSHIP OF MANAGEMENT

     The number of shares of the company's common stock beneficially owned as of March 24, 2000, by directors of the company, each officer listed in the compensation table on page 43, and as a group comprising all directors and executive officers, are set forth in the following table. This information was furnished to the company by such persons.

                                                     SHARES OF          OPTIONS
                                                    COMMON STOCK      EXERCISABLE                  PERCENT OF
                                                    BENEFICIALLY   WITHIN 60 DAYS OF                 COMMON
                                                       OWNED        MARCH 24, 2000       TOTAL       STOCK
                                                       ---------   -----------------   ---------   ----------
J. Burke Asher....................................      3,001            30,001           33,002     *
Don D. Box........................................     42,207            60,001          102,208     *
Steven J. Craig...................................     10,365            31,668           42,033     *
John E. Goble, Jr. ...............................      9,458            75,000           84,458     *
William E. Greenwood..............................      2,000            75,000           77,000     *
David H. Hawk.....................................      2,030            78,334           80,364     *
James Arthur Lyle.................................     17,079            75,000           92,079     *
Robert P. Murphy..................................      7,650            40,002           47,652     *
David E. Preng....................................     37,035            78,334          115,369     *
Thomas W. Rollins.................................     24,304            75,000           99,304     *
Alan C. Shapiro...................................     27,364            75,000          102,364     *
James A. Watt.....................................     32,700           120,001          152,701     *
All directors and executive officers as a group
  (13 persons)....................................    216,593           836,508        1,053,101      4.7%

---------------

* Less than one percent of the outstanding shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     A resolution adopted in 1992 by our board of directors authorizes us to enter into a transaction with an affiliate of ours so long as the board of directors determines that such a transaction is fair and reasonable to us and is on terms no less favorable to us than can be obtained from an unaffiliated party in an arms' length transaction.

     In the merger with S-Sixteen Holding Company we acquired a receivable in the estimated fair value amount of $210,000 from the Estate of Cloyce K. Box. Don D. Box is co-executor of the Estate.

     A long-term receivable in the aggregate amount of $320,000 acquired in the merger reflects CKB Petroleum's claims under Collateral Assignment Split Dollar Insurance Agreements among CKB Petroleum and Don D. Box and two of his brothers.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this report:

     1. Financial Statements included in Item 8:

          (i) Independent Auditors' Report

          (ii) Consolidated Balance Sheets as of December 31, 1999 and 1998

          (iii) Consolidated Statements of Income and Comprehensive Income for years ended December 31, 1999, 1998 and 1997

          (iv) Consolidated Statement of Stockholders' Equity for years ended December 31, 1999, 1998 and 1997

          (v) Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

          (vi) Notes to Consolidated Financial Statements

          (vii) Supplemental Oil and Natural Gas Information (Unaudited)

     2. Financial Statement Schedules

          Financial statement schedules are omitted as they are not applicable, or the required information is included in the financial statements or notes thereto.

     (b) We did not file any reports on Form 8-K during the quarter ended December 31, 1999.

     (c) Exhibits:

         2.0++           -- Agreement and Plan of Merger dated as of June 22, 1998, by and between Remington Oil and Gas Corporation and
                            S-Sixteen Holding Company.
         3.1*            -- Certificate of Incorporation, as amended.
         3.2###          -- Certificate of Amendment of Certificate of Incorporation
                            of Box Energy Corporation.
         3.2.1++         -- Certificate of Amendment of Certificate of Incorporation
                            of Remington Oil and Gas Corporation.
         3.3+++          -- By-Laws as amended.

         4.1*            -- Form of Indenture Box Energy Corporation to United States
                            Trust Company of New York, Trustee, dated December 1,
                            1992, 8 1/4% Convertible Subordinated Notes due December
                            1, 2002.
        10.1*            -- Farmout Agreement with Aminoil USA, Inc., effective May
                            1, 1977, dated May 9, 1977.
        10.2*            -- Transportation Agreement with CKB Petroleum, Inc. dated
                            March 1, 1985, as amended on April 19, 1989.
        10.3*            -- Agreement of Compromise and Amendment to Farmout
                            Agreement, dated July 3, 1989.
        10.4**           -- Pension Plan of Box Energy Corporation, effective April
                            16, 1992.
        10.5#            -- First Amendment to the Pension Plan of Box Energy
                            Corporation dated December 16, 1993.
        10.6##           -- Second Amendment to the Pension Plan of Box Energy
                            Corporation dated December 31, 1994.
        10.7***          -- Amended and Restated Promissory Note between Box Energy
                            Corporation and Box Brothers Holding Company.
        10.8***          -- Amended and Restated Pledge Agreement between Box Energy
                            Corporation and Box Brothers Holding Company.
        10.9***          -- Agreement by and between Box Energy Corporation and James
                            A. Watt.
        10.10###         -- Box Energy Corporation Severance Plan.
        10.11+           -- Box Energy Corporation 1997 Stock Option Plan. (as
                            amended June 17, 1999)
        10.12###         -- Box Energy Corporation Non-Employee Director Stock
                            Purchase Plan
        10.13S           -- Form of Employment Agreement effective September 30,
                            1999, by and between Remington Oil and Gas Corporation
                            and two executive officers.
        10.14S           -- Form of Employment Agreement effective September 30,
                            1999, by and between Remington Oil and Gas Corporation
                            and an executive officer.
        10.15            -- Employment Agreement effective January 31, 2000, by and between Remington Oil and Gas Corporation and James A.
                            Watt.
        21               -- Subsidiaries of the registrant.
        23.1             -- Consent of Arthur Andersen LLP
        27.1             -- Financial Data Schedule

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

+ Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 1999 filed with the Commission and effective on or about August 13, 1999.

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

+++ Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1998 filed with the Commission and effective on or about March 30, 1999.

S Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999 filed with the Commission and effective on or about November 12, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            REMINGTON OIL AND GAS
                                            CORPORATION

                                            By:      /s/ JAMES A. WATT
                                              ----------------------------------
                                                        James A. Watt
                                                President and Chief Executive
                                                            Officer

Date: March 30, 2000

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DIRECTORS:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                   /s/ DON D. BOX                      Director                         March 30, 2000
-----------------------------------------------------
                     Don D. Box

               /s/ JOHN E. GOBLE, JR.                  Director                         March 30, 2000
-----------------------------------------------------
                 John E. Goble, Jr.

              /s/ WILLIAM E. GREENWOOD                 Director                         March 30, 2000
-----------------------------------------------------
                William E. Greenwood

                  /s/ DAVID H. HAWK                    Director                         March 30, 2000
-----------------------------------------------------
                    David H. Hawk

                /s/ JAMES ARTHUR LYLE                  Director                         March 30, 2000
-----------------------------------------------------
                  James Arthur Lyle

                 /s/ DAVID E. PRENG                    Director                         March 30, 2000
-----------------------------------------------------
                   David E. Preng

                /s/ THOMAS W. ROLLINS                  Director                         March 30, 2000
-----------------------------------------------------
                  Thomas W. Rollins

                 /s/ ALAN C. SHAPIRO                   Director                         March 30, 2000
-----------------------------------------------------
                   Alan C. Shapiro

                  /s/ JAMES A. WATT                    Director                         March 30, 2000
-----------------------------------------------------
                    James A. Watt

OFFICERS:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ JAMES A. WATT                    President and Chief Executive    March 30, 2000
-----------------------------------------------------    Officer
                    James A. Watt

                 /s/ J. BURKE ASHER                    Vice President/Finance           March 30, 2000
-----------------------------------------------------
                   J. Burke Asher

                /s/ EDWARD V. HOWARD                   Vice President/Controller        March 30, 2000
-----------------------------------------------------
                  Edward V. Howard

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                 DESCRIPTION OF DOCUMENT
     -------                -----------------------
         2.0++           -- Agreement and Plan of Merger dated as of June 22, 1998, by and between Remington Oil and Gas Corporation and
                            S-Sixteen Holding Company.
         3.1*            -- Certificate of Incorporation, as amended.
         3.2###          -- Certificate of Amendment of Certificate of Incorporation
                            of Box Energy Corporation.
         3.2.1++         -- Certificate of Amendment of Certificate of Incorporation
                            of Remington Oil and Gas Corporation.
         3.3+++          -- By-Laws as amended.
         4.1*            -- Form of Indenture Box Energy Corporation to United States
                            Trust Company of New York, Trustee, dated December 1,
                            1992, 8 1/4% Convertible Subordinated Notes due December
                            1, 2002.
        10.1*            -- Farmout Agreement with Aminoil USA, Inc., effective May
                            1, 1977, dated May 9, 1977.
        10.2*            -- Transportation Agreement with CKB Petroleum, Inc. dated
                            March 1, 1985, as amended on April 19, 1989.
        10.3*            -- Agreement of Compromise and Amendment to Farmout
                            Agreement, dated July 3, 1989.
        10.4**           -- Pension Plan of Box Energy Corporation, effective April
                            16, 1992.
        10.5#            -- First Amendment to the Pension Plan of Box Energy
                            Corporation dated December 16, 1993.
        10.6##           -- Second Amendment to the Pension Plan of Box Energy
                            Corporation dated December 31, 1994.
        10.7***          -- Amended and Restated Promissory Note between Box Energy
                            Corporation and Box Brothers Holding Company.
        10.8***          -- Amended and Restated Pledge Agreement between Box Energy
                            Corporation and Box Brothers Holding Company.
        10.9***          -- Agreement by and between Box Energy Corporation and James
                            A. Watt.
        10.10###         -- Box Energy Corporation Severance Plan.
        10.11+           -- Box Energy Corporation 1997 Stock Option Plan. (as
                            amended June 17, 1999)
        10.12###         -- Box Energy Corporation Non-Employee Director Stock
                            Purchase Plan
        10.13S           -- Form of Employment Agreement effective September 30,
                            1999, by and between Remington Oil and Gas Corporation
                            and two executive officers.
        10.14S           -- Form of Employment Agreement effective September 30,
                            1999, by and between Remington Oil and Gas Corporation
                            and an executive officer.
        10.15            -- Employment Agreement effective January 31, 2000, by and between Remington Oil and Gas Corporation and James A.
                            Watt.
        21               -- Subsidiaries of the registrant.
        23.1             -- Consent of Arthur Andersen LLP
        27.1             -- Financial Data Schedule

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

+ Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 1999 filed with the Commission and effective on or about August 13, 1999.

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

+++ Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1998 filed with the Commission and effective on or about March 30, 1999.

S Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999 filed with the Commission and effective on or about November 12, 1999.