Form 10-Q
period 2000-03-31
REMINGTON OIL & GAS CORP
filed 2000-05-12
CIK 874992

SECURITIES AND EXCHANGE COMMISSION
                          Washington DC 20549

                                Form 10-Q

                                (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

                                  OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the transition period from         to
                                            -------    -------

                  Commission file number 1-11516

                REMINGTON OIL AND GAS CORPORATION
      (Exact name of registrant as specified in its charter)

        Delaware                                75-2369148
(State or other jurisdiction of)      (IRS employer identification no.)
 incorporation or organization

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

Yes  X     No
    ---       ---
There were 21,467,822 outstanding shares of Common Stock, $0.01 par value, on May 10, 2000.

                      Remington Oil and Gas Corporation
                                   INDEX

PART I  FINANCIAL INFORMATION                                               3

  ITEM 1. FINANCIAL STATEMENTS                                              3

    Condensed Consolidated Balance Sheets                                   3

    Condensed Consolidated Statements of Income and Comprehensive Income    4

    Condensed Consolidated Statements of Cash Flows                         5

    Notes to Condensed Consolidated Financial Statements                    6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                         9

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       13

PART II  OTHER INFORMATION                                                 14

  ITEM 1. LEGAL PROCEEDINGS                                                14

  ITEM 2. CHANGES IN SECURITIES                                            14

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                  14

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              14

  ITEM 5. OTHER INFORMATION                                                14

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 14

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                        Remington Oil and Gas Corporation
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                    March 31,    December 31,
Assets                                                2000           1999
                                                   -----------   ------------
 Current assets                                    (Unaudited)
  Cash and cash equivalents                        $    6,676     $    4,356
  Restricted cash and cash equivalents                 11,042         11,042
  Accounts receivable                                   8,475          6,421
  Prepaid expenses and other current assets             2,069         2,054
                                                   -----------   ------------
 Total current assets                                  28,262         23,873
                                                   -----------   ------------
 Properties
  Oil and natural gas properties
   (successful-efforts method)                        287,544        275,690
  Other properties                                      2,648          2,862
  Accumulated depreciation, depletion and
   amortization                                      (187,895)      (183,971)
                                                   -----------  ------------
 Total properties                                     102,297         94,581
                                                   -----------   ------------
 Other assets                                           1,968            872
                                                   -----------   ------------
Total assets                                       $  132,527     $  119,326
                                                   ===========   ============

Liabilities and stockholders' equity
 Liabilities
  Current liabilities
   Accounts payable and accrued liabilities        $   10,178     $    6,613
   Phillips judgment payable                           19,076         18,894
   Short-term notes payable and current portion
    of long-term notes payable                          5,348          2,635
                                                   -----------   ------------
  Total current liabilities                            34,602         28,142
                                                   -----------   ------------
  Other liabilities
   Long-term accounts payable and accrued
    liabilities                                         4,664          1,598
   Notes payable                                       26,513         27,526
   8 1/4% Convertible subordinated notes payable
    due in 2002                                         5,950          5,950
                                                   -----------   ------------
  Total other liabilities                              37,127         35,074
                                                   -----------   ------------
 Total Liabilities                                     71,729         63,216
                                                   -----------   ------------
 Commitments and contingencies (Note 2)
 Minority interest in subsidiaries                         -              56
 Temporary equity (Note 2)                                798             -
 Stockholders' equity
  Preferred stock, $.01 par value, 25,000,000
   shares authorized, no shares outstanding
  Common stock, $.01 par value, 100,000,000 shares
   authorized, 21,502,181 shares issued and
   21,467,822 shares outstanding in 2000, 21,491,170
   shares issued and 21,285,195 outstanding in 1999       215            213
  Additional paid-in capital                           44,451         44,273
  Retained earnings                                    15,334         11,568
                                                   -----------   ------------
 Total stockholders' equity                            60,000         56,054
                                                   -----------   ------------
Total liabilities and stockholders' equity         $  132,527     $  119,326
                                                   ===========    ===========

        See accompanying Notes to Consolidated Financial Statements.

                      Remington Oil and Gas Corporation
      Condensed Consolidated Statements of Income and Comprehensive Income
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2000              1999
                                                 ------------    ------------
Revenues
 Oil sales                                         $  7,473       $  2,732
 Gas sales                                            8,398          3,657
 Other income                                           571          1,059
                                                 ------------    ------------
Total revenues                                       16,442          7,448
                                                 ------------    ------------

Costs and expenses
 Operating costs                                      1,788          1,674
 Net Profits expense                                    594            234
 Exploration expense                                    282          4,522
 Depreciation, depletion and amortization             4,419          4,756
 General and administrative expenses                  1,348          1,284
 Royalty settlement                                   3,216             -
 Interest and financing costs                         1,016          1,656
                                                 ------------    ------------
Total costs and expenses                             12,663         14,126
                                                 ------------    ------------
Income (loss) before income taxes and minority
  interest                                            3,779         (6,678)
 Income tax expense                                      -              -
 Minority interest in income of subsidiaries             (5)            (2)
                                                 ------------    ------------
Net income (loss)                                  $  3,784       $ (6,676)
                                                 ------------    ------------

Comprehensive income (loss)
 Other comprehensive income (loss) (net of taxes)        -              -
                                                 ------------    ------------
Comprehensive net income (loss)                    $  3,784       $ (6,676)
                                                 ============    ============

Basic and diluted income (loss) per share          $   0.18       $  (0.31)
                                                 ============    ============

         See accompanying Notes to Consolidated Financial Statements.

                       Remington Oil and Gas Corporation
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                         Three Months Ended
                                                               March 31,
                                                        --------------------
                                                           2000      1999
                                                        ---------  ---------
Cash flow provided by operations
 Net income (loss)                                      $  3,784   $ (6,676)
 Adjustments to reconcile net income
  Depreciation, depletion and amortization                 4,419      4,756
  Amortization of deferred charges                            39        633
  Dry hole costs                                              60      3,801
  Minority interest in net income of subsidiaries             (5)        (2)
  Stock issued to directors for compensation                  46         40
  Royalty settlement                                       3,216         -
  (Gain) on sale of properties                               (13)       (95)
 Changes in working capital
  (Increase)  in accounts receivable                      (2,056)      (372)
  (Increase) decrease in prepaid expenses and other
   current assets                                            436       (284)
  Increase (decrease) in accounts payable and accrued
   expenses                                                2,849       (483)
  (Increase) in restricted cash                               -        (250)
                                                        ---------  ---------
 Net cash flow provided by operations                     12,775      1,068
                                                        ---------  ---------

 Cash from investing activities
  Payments for capital expenditures                      (12,001)    (7,238)
  Proceeds from property sales                               232         95
                                                        ---------  ---------
 Net cash used in investing activities                   (11,769)    (7,143)
                                                        ---------  ---------

 Cash from financing activities
  Proceeds from note payable                               1,790     26,528
  Debt issuance costs for line of credit                      -        (528)
  Payments on notes payable and long-term accounts
   payable                                                  (458)   (36,252)
  Dividends paid to minority stockholders of
   subsidiaries                                              (18)       (20)
                                                        ---------  ---------
 Net cash (used in) provided by financing activities       1,314    (10,272)
                                                        ---------  ---------
Net increase (decrease) in cash and cash equivalents       2,320    (16,347)
 Cash and cash equivalents at beginning of period          4,356     19,018
                                                        ---------  ---------
Cash and cash equivalents at end of period              $  6,676   $  2,671
                                                        =========  =========

       See accompanying Notes to Consolidated Financial Statements.

                         Remington Oil and Gas Corporation
               Notes to Condensed Consolidated Financial Statements
                                   March 31, 2000

Note 1. Accounting Policies and Basis of Presentation

Remington Oil and Gas Corporation is an independent oil and gas exploration and production company incorporated in Delaware. Our oil and gas properties are located in three areas, offshore Gulf of Mexico, Mississippi/Alabama, and onshore Gulf Coast.

We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first three months of 2000. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 1999 Form 10-K. The income statements for the three months ended March 31, 2000, cannot necessarily be used to project results for the full year.

Note 2. Contingencies

Phillips Petroleum Litigation

In 1977, Phillips Petroleum Company assigned its interest in South Pass 89, offshore Louisiana, to OKC Limited Partnership, predecessor to Remington Oil and Gas Corporation. The assignment was accomplished through a farmout agreement in which Phillips retained a 33% net profits interest. Paragraph
IV of the farmout states that Phillips' net profits shall be "thirty-three percent (33%) of one-fourth (1/4) of eight-eighths (8/8)" of production. Paragraph IV (a) states that Phillips "shall look exclusively to the oil, gas, condensate, and other hydrocarbons, ... produced from the subject lease for the satisfaction and realization of the net profits interest." Subparagraph IV (d) (4) states the net profits account shall be credited with "an amount equal to the proceeds of all judgments and claims collected on
account of its ownership of the subject lease."   Subparagraph IV (d) (5)
states the net profits account shall be credited with "an amount equal to all monies and things of value received by or inuring to the benefit by virtue of its ownership interest in the subject lease" of Remington. The interpretation of Paragraph IV and its subparagraphs has been the primary subject of the recent litigation between Phillips and us. Our claim, upheld by the trial court, is that Phillips can only look to actual production for satisfaction of the net profits interest according to the clear language of Paragraph IV. It is our position that Subparagraphs IV (d) (4) and (5) merely define types of production to be credited to the net profits account.
Phillips claims that Subparagraphs IV (d) (4) and (5) should stand alone and not as subsets of Paragraph IV and entitle Phillips to amounts received by us beyond revenues from or associated with production. We believe that if Phillips, as drafter of the farmout agreement, intended Subparagraphs IV (d)
(4) and (5) to be controlling, no reference to production would have been necessary in the farmout.

The current litigation between Phillips and us involves three issues related to the interpretation of Paragraph IV and its subparagraphs -- the TETCO issue, the Overriding Royalty issue, and the Pipeline Tariff issue detailed below.

TETCO - We entered into a gas purchase agreement with TETCO in 1982 dedicating our gas from South Pass 89 to TETCO for specified prices. In 1989, TETCO sued us in an attempt to terminate this high priced gas contract. In November of 1990, we settled with TETCO and received $69.6 million to "settle all causes of action, claims and controversies between them pertaining to the Litigation." Furthermore, we agreed to a new contract price for gas sold to TETCO in exchange for its agreement to drop its legal challenges to the gas contract. TETCO also paid us an additional $5.4 million (over and above the $69.6 million) for past production which we credited to the net profits account. In May of 1991, we allocated $5.8 million of the $69.6 million as production to the net profits account. Phillips claims the whole $69.6 million should have been credited to the net profits account. After a three week trial in 1997, the Louisiana trial court ruled that we should have credited $41.2 million to the net profits account as production and thus owed an additional $9.3 million plus interest to Phillips. As part of its ruling, the trial court supported our claim that Phillips could only look to actual production for its net profits interest and that the remaining $28.4 million of the TETCO payment was for settlement
of Remington's counterclaims against TETCO.   Phillips appealed this ruling
and on January 5, 2000, the Court of Appeal, Fourth Circuit, State of Louisiana, overturned the trial court and held that the full $69.6 million should be allocated to the net profits account based on Phillips' contention that all proceeds of all judgments and claims must be included in the net profits account regardless of whether they related to production or to the lease. We have requested a rehearing on this matter and are awaiting the decision of the Appellate Court.

Overriding Royalty - Phillips claims that in months when no net profits are achieved, its net profits interest should revert to an overriding royalty. We claim that once net profits are achieved, Phillips' net profits interest does not revert to an overriding royalty position until cumulative net profits are depleted. The trial court ruled in Phillips favor and awarded Phillips $1.6 million plus interest. We appealed this issue, but the appellate court upheld the trial court's ruling. We believe that both the trial court and the appellate court are wrong on this issue and continue to appeal these rulings.

Pipeline Tariff - The farmout agreement allows transportation costs to be charged to the net profits account. Initially, Marathon constructed and operated the oil pipeline from the South Pass complex to Venice, Louisiana, and charged us a tariff of $2.75 per barrel for transportation. This tariff was charged to the net profits account with no complaint from Phillips from inception of production in 1982 until 1989. In 1984, CKB Petroleum, Inc. purchased an interest in the pipeline and entered into a 20-year transportation agreement with us for $2.75 per barrel to transport all of our oil. At the time, Cloyce Box owned approximately 9% of Remington and controlled over 50% of the stock of CKB Petroleum. Accordingly, for the purposes of certain financial statement disclosures, Remington and CKB Petroleum, Inc. were considered "related parties." All liabilities associated with the pipeline interest were assumed by CKB Petroleum, Inc. and Cloyce Box, individually. Before CKB Petroleum purchased its interest, Phillips was given the right to purchase the interest under a preferential right clause of the pipeline operating agreement, but declined to do so. Phillips claimed that we should charge not what we paid to CKB Petroleum, Inc. for transportation but only a lesser amount which Phillips claimed was our "actual cost" of transportation. The trial court dismissed this claim. The appellate court reversed the trial court and awarded Phillips $7.3 million plus interest. In reaching its decision, the appellate court contended that we owned the pipeline, which is clearly incorrect. The pipeline interest was purchased by us in December of 1998. We have requested a rehearing on this matter and are awaiting a ruling on this request from the court.

The total judgment awarded by the trial court in 1998 including interest was $18 million. We recorded an $18 million charge to income in the third quarter of 1998 and continue to accrue interest on this liability each quarter. The current total liability is $19.1 million. The appellate court ruling of January 2000, if it stands, would change this liability to approximately $55 million. If unsuccessful on our rehearing request, we intend to appeal to the Louisiana Supreme Court. Because we believe that it is probable that the decision of the appellate court will not stand, we have not recorded any additional contingent liability on our books. Statement of Financial Accounting Standards No. 5 entitled "Accounting for Contingencies" requires that when a loss contingency exists, it be accrued if it is reasonably estimable and it is probable that an unfavorable outcome will occur. In reaching our conclusion we rely on our legal counsel who have informed us that in their opinion, the appellate court incorrectly applied the law and made erroneous findings of fact in reversing the trial court's judgment. They have further advised us that in their opinion it is as likely as not that the Court of Appeal's errors will be corrected on rehearing or on
appeal to the Louisiana Supreme Court.   Currently, we have $9 million in
restricted cash set aside for this litigation. If the complete appellate opinion is upheld and the company owes Phillips an additional $46 million over the amount of restricted capital, our financial position and liquidity could be seriously affected. It could constitute an event of default under our bank loan agreement, which might result in acceleration of our long-term debt. When the litigation is concluded and the amount, if any, of our liability is finally determined, we intend to use a combination of property sales and/or additional debt financing or, as a last resort, protection from creditors under applicable law to fulfill the amount of any judgment. This process could take up to two years to conclude.

In August of 1998, we terminated the TETCO gas contract and received $49.8 million. We did not credit any of this termination payment to the net profits account, as it was not from production. Phillips has claimed that this full $49.8 million payment should be credited to the net profits agreement. Litigation on this issue was initiated in Collin County, Texas, and subsequently stayed pending the resolution of all the appeals in Phillips' Louisiana suit. If the trial court opinion stating that Phillips can only look to production for its net profits interest is upheld, we anticipate this case would be dismissed. If the Louisiana appellate court opinion is upheld we will have to litigate whether the entire amount of the buyout must be credited to the net profits interest. Total liability for this claim would be $16.4 million plus statutory interest until the date of settlement. The trial and appeals regarding this issue could take an additional two years to resolve once the Louisiana litigation is concluded.

Minerals Management Service Issues

In 1999, Minerals Management Service (MMS) issued orders to pay additional royalty on three issues regarding our South Pass 89 lease. MMS demanded payment of royalty on $63.4 million of the $69.6 million TETCO settlement received in 1990. Royalty was paid in 1990 on $5.8 million of the settlement which was allocated to production, and no royalty was due on the remaining $.4 million of the settlement. Prior to this time, MMS had never questioned our initial allocation to production or our payment of royalty on this allocation. This new MMS demand is the same claim that Phillips has been litigating since 1990. After demonstrating to the MMS that a significant portion of the 1990 payment was for settlement of litigation between TETCO and Remington and not associated with production, we have reached an agreement in principle with the MMS that we would pay additional royalties in the amount of $4.8 million. Thirty-three percent (33%) of this amount will be charged to the net profits interest. The result will be a $3.2 million charge to earnings in the first quarter of 2000.

In this settlement, MMS agreed no royalty would be due on the $49.8 million termination payment received from TETCO by us in July of 1998, as it was not from production.

MMS has also made a claim that since CKB Petroleum, Inc. was an affiliated entity of the company, we could not charge MMS our actual cost of $2.75 per barrel for transportation of their oil, but could only charge Marathon's actual operating charges to CKB Petroleum. We strongly disagree with MMS's position on this issue and have provided documentation showing that we actually paid the $2.75 per barrel tariff, that the $2.75 per barrel was the actual cost to us and our public stockholders, that the costs to CKB Petroleum were significantly more than the operating charges from Marathon, and that the tariff of $2.75 per barrel was approved by FERC. Additionally, MMS has alleged that we underpaid royalties on certain oil sold from South Pass 89 through exchange agreements. This underpayment involves a rule change by the MMS, which effectively disallowed exchanges of this type in early 1998. We began crediting MMS with the full value of these exchanges in May of 1999. We have posted bonds totaling $3.6 million while negotiations are in progress to resolve these issues with the MMS. We cannot predict at this time if additional royalties may be due on these claims.

Minority Shareholders Litigation

Prior To March 21, 2000, two individuals owned a combined 5.8824% in two of our subsidiaries, CKB Petroleum, Inc. and CKB & Associates, Inc. The two subsidiaries were acquired when we merged with S-Sixteen Holding Company in December 1998. The minority interest liability reflects their percentage of the total combined equity in the two subsidiaries. Before the merger, the two shareholders, who are former officers of the companies, filed suit against S-Sixteen Holding Company and the two subsidiaries.

During the first quarter of this year, we reached an agreement to settle all claims and purchase their minority interest in the two subsidiaries. As part of the settlement, we transferred to the individuals 171,616 shares of our common stock that was held by CKB & Associates, Inc. In addition, we issued a put option to the individuals that allows the holders to require us to purchase from them 159,500 shares of our common stock at $5.00 per share. The individuals can exercise the put option during the period March 19, 2002, through April 9, 2002. The option will expire after April 9, 2002, or will expire if our common stock trades at $5.00 per share or more for 10 consecutive trading days during the two-year holding period.

We recorded $798,000 as temporary equity because the put option on the 159,500 shares only allows for the physical settlement, which would require us to buy back the shares at $5.00 per share. In accordance with Emerging Issues Task Force Bulletin 96-13, we measured the put option at fair value and recorded that amount in permanent equity. We then transferred an amount equal to the cash redemption of the shares to temporary equity. The temporary equity will be eliminated if the put option agreement is exercised, or will be transferred to permanent equity if the option expires.

We have no other material pending legal proceedings other than the litigation mentioned above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to financial statements, and our Form 10-K for the year ended December 31, 1999.

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

This discussion is primarily an update to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 1999 Form 10-K. We recommend that you read this discussion in conjunction with the Form 10-K.

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

Liquidity and Capital Resources

On March 31, 2000, our current liabilities exceeded our current assets by $6.3 million. Excluding the Phillips judgment payable from current liabilities and the related restricted cash and cash equivalents from the current assets, results in our current assets exceeding our current liabilities by $1.7 million. From December 31, 1999, to March 31, 2000, our current assets increased by $4.4 million.

Cash flow from operations increased by $11.7 million primarily because of increased oil and gas revenues during the first quarter of 2000. Gas sales increased by $4.7 million or 130% and oil sales increased by $4.7 million or 174%. The increase in gas sales relates to increased production and gas prices and the increase in oil revenues relates primarily to increased oil prices.

During the first quarter of 2000, we incurred capital expenditures totaling $12.0 million. The capital expenditures included drilling four successful exploration wells in the Gulf of Mexico and nine successful wells in Mississippi and South Texas. During the remainder of 2000, we will incur costs to build two platforms, complete two offshore wells and drill approximately 15 additional wells. We have budgeted $35.0 million for capital expenditures during the remainder of the year. We expect that our cash flow from operations will be adequate to fund the capital budget for the reminder of this year.

In March 2000, our bank amended the terms of our line of credit to increase the borrowing base from $32.0 million to $35.0 million. The line of credit expires in 2003. We pledged our oil and gas properties as collateral for the increased new line of credit and agreed not to pay dividends. On March 31, 2000, we had $3.2 million of unused borrowing base on the line of credit. The bank will review the borrowing base semi-annually and may increase or decrease the borrowing base relative to the redetermined estimate of proved oil and gas reserves.

Phillips Petroleum Litigation

In 1977, Phillips Petroleum Company assigned its interest in South Pass 89, offshore Louisiana, to OKC Limited Partnership, predecessor to Remington Oil and Gas Corporation. The assignment was accomplished through a farmout agreement in which Phillips retained a 33% net profits interest. Paragraph
IV of the farmout states that Phillips' net profits shall be "thirty-three percent (33%) of one-fourth (1/4) of eight-eighths (8/8)" of production. Paragraph IV (a) states that Phillips "shall look exclusively to the oil, gas, condensate, and other hydrocarbons, ... produced from the subject lease for the satisfaction and realization of the net profits interest." Subparagraph IV (d) (4) states the net profits account shall be credited with "an amount equal to the proceeds of all judgments and claims collected on
account of its ownership of the subject lease."   Subparagraph IV (d) (5)
states the net profits account shall be credited with "an amount equal to all monies and things of value received by or inuring to the benefit by virtue of its ownership interest in the subject lease" of Remington. The interpretation of Paragraph IV and its subparagraphs has been the primary subject of the recent litigation between Phillips and us. Our claim, upheld by the trial court, is that Phillips can only look to actual production for satisfaction of the net profits interest according to the clear language of Paragraph IV. It is our position that Subparagraphs IV (d) (4) and (5) merely define types of production to be credited to the net profits account.
Phillips claims that Subparagraphs IV (d) (4) and (5) should stand alone and not as subsets of Paragraph IV and entitle Phillips to amounts received by us beyond revenues from or associated with production. We believe that if Phillips, as drafter of the farmout agreement, intended Subparagraphs IV (d)
(4) and (5) to be controlling, no reference to production would have been necessary in the farmout.

The current litigation between Phillips and us involves three issues related to the interpretation of Paragraph IV and its subparagraphs -- the TETCO issue, the Overriding Royalty issue, and the Pipeline Tariff issue detailed below.

TETCO - We entered into a gas purchase agreement with TETCO in 1982 dedicating our gas from South Pass 89 to TETCO for specified prices. In 1989, TETCO sued us in an attempt to terminate this high priced gas contract. In November of 1990, we settled with TETCO and received $69.6 million to "settle all causes of action, claims and controversies between them pertaining to the Litigation." Furthermore, we agreed to a new contract price for gas sold to TETCO in exchange for its agreement to drop its legal challenges to the gas contract. TETCO also paid us an additional $5.4 million (over and above the $69.6 million) for past production which we credited to the net profits account. In May of 1991, we allocated $5.8 million of the $69.6 million as production to the net profits account. Phillips claims the whole $69.6 million should have been credited to the net profits account. After a three week trial in 1997, the Louisiana trial court ruled that we should have credited $41.2 million to the net profits account as production and thus owed an additional $9.3 million plus interest to Phillips. As part of its ruling, the trial court supported our claim that Phillips could only look to actual production for its net profits interest and that the remaining $28.4 million of the TETCO payment was for settlement
of Remington's counterclaims against TETCO.   Phillips appealed this ruling
and on January 5, 2000, the Court of Appeal, Fourth Circuit, State of Louisiana, overturned the trial court and held that the full $69.6 million should be allocated to the net profits account based on Phillips' contention that all proceeds of all judgments and claims must be included in the net profits account regardless of whether they related to production or to the lease. We have requested a rehearing on this matter and are awaiting the decision of the Appellate Court.

Overriding Royalty - Phillips claims that in months when no net profits are achieved, its net profits interest should revert to an overriding royalty. We claim that once net profits are achieved, Phillips' net profits interest does not revert to an overriding royalty position until cumulative net profits are depleted. The trial court ruled in Phillips favor and awarded Phillips $1.6 million plus interest. We appealed this issue, but the appellate court upheld the trial court's ruling. We believe that both the trial court and the appellate court are wrong on this issue and continue to appeal these rulings.

Pipeline Tariff - The farmout agreement allows transportation costs to be charged to the net profits account. Initially, Marathon constructed and operated the oil pipeline from the South Pass complex to Venice, Louisiana, and charged us a tariff of $2.75 per barrel for transportation. This tariff was charged to the net profits account with no complaint from Phillips from inception of production in 1982 until 1989. In 1984, CKB Petroleum, Inc. purchased an interest in the pipeline and entered into a 20-year transportation agreement with us for $2.75 per barrel to transport all of our oil. At the time, Cloyce Box owned approximately 9% of Remington and controlled over 50% of the stock of CKB Petroleum. Accordingly, for the purposes of certain financial statement disclosures, Remington and CKB Petroleum, Inc. were considered "related parties." All liabilities associated with the pipeline interest were assumed by CKB Petroleum, Inc. and Cloyce Box, individually. Before CKB Petroleum purchased its interest, Phillips was given the right to purchase the interest under a preferential right clause of the pipeline operating agreement, but declined to do so. Phillips claimed that we should charge not what we paid to CKB Petroleum, Inc. for transportation but only a lesser amount which Phillips claimed was our "actual cost" of transportation. The trial court dismissed this claim. The appellate court reversed the trial court and awarded Phillips $7.3 million plus interest. In reaching its decision, the appellate court contended that we owned the pipeline, which is clearly incorrect. The pipeline interest was purchased by us in December of 1998. We have requested a rehearing on this matter and are awaiting a ruling on this request from the court.

The total judgment awarded by the trial court in 1998 including interest was $18 million. We recorded an $18 million charge to income in the third quarter of 1998 and continue to accrue interest on this liability each quarter. The current total liability is $19.1 million. The appellate court ruling of January 2000, if it stands, would change this liability to approximately $55 million. If unsuccessful on our rehearing request, we intend to appeal to the Louisiana Supreme Court. Because we believe that it is probable that the decision of the appellate court will not stand, we have not recorded any additional contingent liability on our books. Statement of Financial Accounting Standards No. 5 entitled "Accounting for Contingencies" requires that when a loss contingency exists, it be accrued if it is reasonably estimable and it is probable that an unfavorable outcome will occur. In reaching our conclusion we rely on our legal counsel who have informed us that in their opinion, the appellate court incorrectly applied the law and made erroneous findings of fact in reversing the trial court's judgment. They have further advised us that in their opinion it is as likely as not that the Court of Appeal's errors will be corrected on rehearing or on
appeal to the Louisiana Supreme Court.   Currently, we have $9 million in
restricted cash set aside for this litigation. If the complete appellate opinion is upheld and the company owes Phillips an additional $46 million over the amount of restricted capital, our financial position and liquidity could be seriously affected. It could constitute an event of default under our bank loan agreement, which might result in acceleration of our long-term debt. When the litigation is concluded and the amount, if any, of our liability is finally determined, we intend to use a combination of property sales and/or additional debt financing or, as a last resort, protection from creditors under applicable law to fulfill the amount of any judgment. This process could take up to two years to conclude.

In August of 1998, we terminated the TETCO gas contract and received $49.8 million. We did not credit any of this termination payment to the net profits account, as it was not from production. Phillips has claimed that this full $49.8 million payment should be credited to the net profits agreement. Litigation on this issue was initiated in Collin County, Texas, and subsequently stayed pending the resolution of all the appeals in Phillips' Louisiana suit. If the trial court opinion stating that Phillips can only look to production for its net profits interest is upheld, we anticipate this case would be dismissed. If the Louisiana appellate court opinion is upheld we will have to litigate whether the entire amount of the buyout must be credited to the net profits interest. Total liability for this claim would be $16.4 million plus statutory interest until the date of settlement. The trial and appeals regarding this issue could take an additional two years to resolve once the Louisiana litigation is concluded.

Results of Operations

The following table reflects oil and gas revenues, production, and prices during the first quarter of 2000 compared to the first quarter of 1999.

                                                        Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                     2000     1999   % Change
                                                   -------- -------- --------
Oil production volume (MBbls)                          292      299      (2)%
Oil sales revenue                                  $ 7,473  $ 2,732     174%
Price per barrel                                   $ 25.59  $  9.14     180%

Increase (decrease) in oil sales revenue due to:
  Change in prices                                 $ 4,918
  Change in production volume                         (177)
                                                   --------
Total increase (decrease) in oil sales revenue     $ 4,741
                                                   ========

Gas production volume (MMcf)                         3,154    1,748      80%
Gas sales revenue                                  $ 8,398  $ 3,657     130%
Price per Mcf                                      $  2.66  $  2.09      27%

Increase (decrease) in gas sales revenue due to:
  Change in prices                                 $   996
  Change in production volume                        3,745
                                                   --------
Total increase (decrease) in gas sales revenue     $ 4,741
                                                   ========

Oil revenues increased $4.7 million or 174% because of the $16.45 increase in the average price per barrel. Oil production during the first quarter of 2000 decreased by 2% from the first quarter of 1999.

Gas revenues increased $4.7 million or 130% because of the 80% increase in production and the 27% increase in the average price per Mcf. Offshore Gulf of Mexico gas production increased by 868 MMcf, or 57%. The increased production primarily came from new discoveries on South Pass block 87, High Island block 87, and Galveston block 333. In addition, gas production from the onshore gulf coast increased 541 MMcf, or 259%. The increase primarily came from the discoveries we made during 1999 in South Texas. Average gas prices per Mcf increased by $0.57, or 27%, which added an additional $996,000 to total gas revenue.

Although lease operating expenses did not increase significantly, transportation expenses increased by $105,000, or 276%, because of transportation charges associated with the increased gas production in the Gulf of Mexico. Net profits expense increased $360,000, or 154%, because of the increase in oil and gas prices during the first quarter of 2000 compared to 1999. Exploration expenses decreased because we drilled a non-commercial well in the Gulf of Mexico in 1999. Depreciation, depletion, and amortization decreased by $337,000, or 7%, because of an increase in proved developed reserves as of the end of 1999 and a significant decrease in the overall finding costs during the last three years. General and administrative expenses as well as legal fees did not change significantly.

In May 2000, we reached an agreement with the Minerals Management Service concerning the royalties due on the settlement of a 1990-gas purchase contract. As a result of the agreement we recorded an expense of $3.2 million in the first quarter of 2000.

In February 1999, we purchased approximately 85% of the then outstanding 8 1/4% Convertible Subordinated Notes. Because of that purchase, we accelerated the amortization of the deferred offering costs at that time. The reduction in interest and financing expense due to the accelerated amortization in 1999 but not 2000 combined with a lower average debt outstanding during the first quarter of 2000 to reduce the overall interest and financing expenses by $640,000, or 39%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk sensitive instrument at March 31, 2000, is a revolving line of credit from a bank. At March 31, 2000, the unpaid principal balance under the line was $31.8 million. The interest rate on this debt is sensitive to market fluctuations, however, we do not believe that significant fluctuations in the market rate of interest have a material effect on our consolidated financial position, results of operations, or cash flow from operations.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

Incorporated herein by reference is the discussion of litigation set forth in
Part I, Item 1, Notes to the Financial Statements - Note 2. Contingencies of this Form 10-Q.

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

    3.3+++      By-Laws as amended.

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

    10.3*       Agreement of Compromise and Amendment to Farmout Agreement,
dated July 3, 1989.

    10.4**      Pension Plan of Box Energy Corporation, effective April 16,
1992.

    10.5#       First Amendment to the Pension Plan of Box Energy Corporation
dated December 16, 1993.

    10.6##      Second Amendment to the Pension Plan of Box Energy
Corporation dated December 31, 1994.

    10.7***     Amended and Restated Promissory Note between Box Energy
Corporation and Box Brothers Holding Company.

    10.8***     Amended and Restated Pledge Agreement between Box Energy
Corporation and Box Brothers Holding Company.

    10.9***     Agreement by and between Box Energy Corporation and James A.
Watt.

    10.10###    Box Energy Corporation Severance Plan.

    10.11+      Box Energy Corporation 1997 Stock Option Plan (as amended
June 17, 1999).

    10.12###    Box Energy Corporation Non-Employee Director Stock Purchase
Plan

    10.13~      Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two executive officers.

    10.14~      Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an executive officer.

    10.15~~     Employment Agreement effective January 31, 2000, by and
between Remington Oil and Gas Corporation and James A. Watt.

    11.1        Statement regarding Computation of income per share.

    27.1        Financial Data Schedule.



(b) No Forms 8-K were filed during the quarter ended March 31, 2000.

------------------

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

    ***    Incorporated by reference to the Company's Form 10-Q (file number
1-11516) for the fiscal quarter ended June 30, 1997, filed with the Commission and effective on or about August 12, 1997.

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

    ~      Incorporated by reference to the Company's Form 10-Q (file number
1-11516) for the fiscal quarter ended September 30, 1999, filed with the Commission and effective on or about November 12, 1999.

    ~~     Incorporated by reference to the Company's Form 10-K (file number
1-11516) for the fiscal year ended December 31, 1999, filed with the Commission and effective on or about March 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REMINGTON OIL AND GAS CORPORATION


Date:     May 12, 2000             By:  (James A. Watt)
       -----------------                -------------------------------------
                                        James A. Watt
                                        President and Chief Executive Officer


Date:     May 12, 2000             By:  (J. Burke Asher)
       -----------------                -------------------------------------
                                        J. Burke Asher
                                        Vice President/Finance