Form 10-Q
period 2000-06-30
REMINGTON OIL & GAS CORP
filed 2000-08-07
CIK 874992

SECURITIES AND EXCHANGE COMMISSION
                            Washington DC 20549

                                 Form 10-Q

                                 (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000

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

Yes  X    No
    ---      ---

There were 21,476,855 outstanding shares of Common Stock, $0.01 par value, on August 4, 2000.

                          Remington Oil and Gas Corporation
                                  Table of Contents

PART I, FINANCIAL INFORMATION                                              3

  ITEM 1. FINANCIAL STATEMENTS                                             3

    Condensed Consolidated Balance Sheets                                  3

    Condensed Consolidated Statements of Income                            4

    Condensed Consolidated Statements of Cash Flows                        5

    Notes to Condensed Consolidated Financial Statements                   6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                        7

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      11

PART II, OTHER INFORMATION                                                12

  ITEM 1. LEGAL PROCEEDINGS                                               12

  ITEM 2. CHANGES IN SECURITIES                                           12

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                 12

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             12

  ITEM 5. OTHER INFORMATION                                               12

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                12

PART I, FINANCIAL INFORMATION
Item 1. Financial Statements

                        Remington Oil and Gas Corporation
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                      June 30,   December 31,
                                                        2000         1999
Assets                                              -----------  ------------
 Current assets                                     (Unaudited)
  Cash and cash equivalents                          $   9,859    $   4,356
  Restricted cash and cash equivalents                  11,442       11,042
  Accounts receivable                                   12,160        6,421
  Prepaid expenses and other current assets              1,117        2,054
                                                    -----------  ------------
 Total current assets                                   34,578       23,873
                                                    -----------  ------------
 Properties
  Oil and natural gas properties (successful-efforts
   method)                                             294,845      275,690
  Other properties                                       2,672        2,862
  Accumulated depreciation, depletion and
   amortization                                       (192,074)    (183,971)
                                                    -----------  ------------
 Total properties                                      105,443       94,581
                                                    -----------  ------------
 Other assets                                            1,806          872
                                                    -----------  ------------
Total assets                                         $ 141,827    $ 119,326
                                                    ===========  ============

Liabilities and stockholders' equity
 Liabilities
  Current liabilities
   Accounts payable and accrued liabilities          $  12,355    $   6,613
   Phillips judgment payable                            19,258       18,894
   Short-term notes payable and current portion of
    long-term notes payable                              9,590        2,635
                                                    -----------  ------------
  Total current liabilities                             41,203       28,142
                                                    -----------  ------------
  Other liabilities
   Long-term accounts payable                            3,793        1,598
   Notes payable                                        22,271       27,526
   8 1/4% Convertible subordinated notes payable
    due in 2002                                          5,950        5,950
                                                    -----------  ------------
  Total other liabilities                               32,014       35,074
                                                    -----------  ------------
 Total Liabilities                                      73,217       63,216
                                                    -----------  ------------
 Commitments and contingencies (Note 2)
 Minority interest in subsidiaries                           -           56
 Stockholders' equity
  Preferred stock, $0.01 par value, 25,000,000
   Shares authorized, shares issued - none                   -            -
  Common stock, $0.01 par value, 100,000,000 shares
   authorized, 21,511,214 shares issued and
   21,476,855 shares outstanding in 2000, 21,491,170
   shares issued and 21,285,195 shares outstanding
   in 1999                                                 215          213
  Additional paid-in capital                            45,302       44,273
  Retained earnings                                     23,093       11,568
                                                    -----------  ------------
 Total stockholders' equity                             68,610       56,054
                                                    -----------  ------------
Total liabilities and stockholders' equity           $ 141,827    $ 119,326
                                                    ===========  ============

    See accompanying Notes to Condensed Consolidated Financial Statements.

                        Remington Oil and Gas Corporation
                   Condensed Consolidated Statements of Income
                                  (Unaudited)
                     (In thousands, except per share amounts)


                                                 Three Months Ended     Six Months Ended
                                                      June 30,              June 30,
                                                 ------------------   ------------------
                                                   2000      1999       2000       1999
                                                 --------  ---------  --------- ---------
Revenues
  Oil sales                                      $  8,221  $  4,364   $ 15,691  $  7,096
  Gas sales                                        10,602     4,868     19,001     8,525
  Other income                                        794       791      1,365     1,851
                                                 --------  ---------  --------- ---------
Total revenues                                     19,617    10,023     36,057    17,472
                                                 --------  ---------  --------- --------
Costs and expenses
  Operating costs and expenses                      3,189     1,878      4,976     3,551
  Net Profits interest expense                        464       456      1,057       690
  Exploration expenses                                927       633      1,209     5,155
  Depreciation, depletion and amortization          4,781     5,504      9,199    10,260
  General and administrative                        1,349     1,725      2,698     3,009
  Royalty settlement                                    -         -      3,216         -
  Interest and financing expense                    1,148       872      2,164     2,528
                                                 --------  ---------  --------- ---------
Total costs and expenses                           11,858    11,068     24,519    25,193
                                                 --------  ---------  --------- ---------
Income (loss) before taxes and minority interest    7,759    (1,045)    11,538    (7,721)
                                                 --------  ---------  --------- ---------
  Income tax expense                                    -         6          -         6
  Minority interest in income of subsidiaries           -        22         (5)       20
                                                 --------  ---------  --------- ---------
Net income (loss)                                   7,759    (1,073)    11,543    (7,747)
                                                 --------  ---------  --------- ---------
  Other comprehensive income (loss) (net of
   taxes)                                               -         -          -         -
                                                 --------  ---------  --------- ---------
Comprehensive income (loss)                      $  7,759  $ (1,073)  $ 11,543  $ (7,747)
                                                 ========  =========  ========= =========

Basic income (loss) per share                    $   0.36  $  (0.05)  $   0.54  $  (0.36)
                                                 ========  =========  ========= =========

Diluted income (loss) per share                  $   0.35  $  (0.05)  $   0.53  $  (0.36)
                                                 ========  =========  ========= =========

Weighted average shares outstanding (Basic)        21,469    21,311     21,386    21,286
                                                 ========  =========  ========= =========

Weighted average shares outstanding (Diluted)      22,549    21,311     22,162    21,286
                                                 ========  =========  ========= =========

   See accompanying Notes to Condensed Consolidated Financial Statements.

                        Remington Oil and Gas Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                           Six Months Ended
                                                               June 30,
                                                         --------------------
                                                           2000       1999
                                                         ---------  ---------
Cash flow provided by operations
 Net income (loss)                                       $ 11,543   $( 7,747)
 Adjustments to reconcile net income
  Depreciation, depletion and amortization                  9,199     10,260
  Amortization of deferred charges                             80        672
  Dry hole costs                                              693      4,185
  Minority interest in income of subsidiaries                  (5)        20
  Royalty settlement                                        3,216          -
  Stock issued to directors and employees for
   compensation                                                88         78
  (Gain) on sale of properties                                (13)       (95)
 Changes in working capital
  (Increase) in accounts receivable                        (5,746)    (1,259)
  (Increase) decrease in prepaid expenses and other
   current assets                                           1,514        (48)
  Increase (decrease) in accounts payable and accrued
   liabilities                                              5,208       (557)
  (Increase) in restricted cash                              (400)    (2,042)
                                                         ---------  ---------
 Net cash flow provided by operations                      25,377      3,467
                                                         ---------  ---------
 Cash from investing activities
  Payments for capital expenditures                       (20,560)   (14,026)
  Proceeds from property sales                                232         95
                                                         ---------  ---------
 Net cash (used in) investing activities                  (20,328)   (13,931)
                                                         ---------  ---------
 Cash from financing activities
  Proceeds from note payable                                1,790     30,628
  Debt issuance costs for line of credit                        -       (528)
  Payments on notes payable and long-term accounts
   payable                                                 (1,329)   (36,600)
  Stock options exercised                                      11          -
  Dividends paid to minority stockholders of
   subsidiaries                                               (18)       (20)
                                                         ---------  ---------
 Net cash provided by (used in) financing activities          454     (6,520)
                                                         ---------  ---------
Net increase (decrease) in cash and cash equivalents        5,503    (16,984)
 Cash and cash equivalents at beginning of period           4,356     19,018
                                                         ---------  ---------
Cash and cash equivalents at end of period               $  9,859   $  2,034
                                                         =========  =========

    See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1. Accounting Policies and Basis of Presentation

Remington Oil and Gas Corporation is an independent oil and gas exploration and production company incorporated in Delaware. Our oil and gas properties are located in three areas - offshore Gulf of Mexico, Mississippi/Alabama, and onshore Gulf Coast.

We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first six months of 2000. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 1999 Form 10-K. The income statements for the three and six months ended June 30, 2000, cannot necessarily be used to project results for the full year.

Note 2. Contingencies

Phillips Petroleum Litigation

Our litigation with Phillips Petroleum Company is a material contingency. We have included a complete discussion of this contingency in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the topic "Phillips Petroleum Litigation" on pages 8 through 10 of this Form 10-Q. Please read this discussion carefully.

Minerals Management Service Issues

In 1999, Minerals Management Service (MMS) issued orders to pay additional royalty on three issues regarding our South Pass 89 lease. MMS demanded payment of royalty on $63.4 million of the $69.6 million TETCO settlement received in 1990. Royalty was paid in 1990 on $5.8 million of the settlement which was allocated to production, and no royalty was due on the remaining $.4 million of the settlement. Prior to 1999, the MMS had not questioned our initial allocation to production or our payment of royalty based on this allocation. This MMS demand is the same claim that Phillips has been litigating since 1990. After demonstrating to the MMS that a significant portion of the 1990 payment was for settlement of litigation between TETCO and Remington and not associated with production, we reached an agreement with the MMS to pay additional royalties in the amount of $4.8 million. Thirty-three percent (33%) of this amount will be charged to the net profits interest. As a result of this agreement, we recorded a $3.2 million expense in the first quarter of 2000.

In the settlement agreement, MMS also agreed no royalty would be due on the $49.8 million termination payment received from TETCO by us in July of 1998, as it was not from production.

MMS has also claimed that since CKB Petroleum, Inc. was an affiliated entity of the company, we could not charge MMS our actual cost of $2.75 per barrel for transportation of their oil, but could only charge the operator's actual operating charges to CKB Petroleum. We strongly disagree with MMS's position on this issue and have provided documentation showing that we actually paid the $2.75 per barrel tariff, that the $2.75 per barrel was the actual cost to us and our public stockholders, that the costs to CKB Petroleum were significantly more than the operating charges, and that the tariff of $2.75 per barrel was approved by FERC. Additionally, MMS has alleged that we underpaid royalties since 1993 on certain oil sold from South Pass 89 through exchange agreements. This underpayment claim arises from a rule change by the MMS in 1998. We began crediting MMS with the value of these exchanges in May of 1999 as set pursuant to their new rule. We strongly disagree with the position of MMS that it may apply its new rule retroactively to 1993. We have posted bonds totaling $3.6 million while negotiations are in progress to resolve these issues with the MMS. We cannot predict at this time if additional royalties may be due on these claims.

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

This discussion is primarily an update to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1999 Form 10-K. We recommend that you read this discussion in conjunction with the Form 10-K.

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

Liquidity and Capital Resources

On March 31, 2000, our current liabilities exceeded our current assets by $6.6 million. Excluding the Phillips judgment payable from current liabilities and the related restricted cash and cash equivalents from current assets, would result in our current assets exceeding our current liabilities by $3.6 million. From December 31, 1999, to June 30, 2000, our current assets increased by $10.7 million.

Cash flow from operations increased by $21.9 million primarily because of increased oil and gas revenues during the first half of 2000. Gas sales increased by $10.5 million or 123% and oil sales increased by $8.6 million or 121%. The increase in gas sales relates to increased production ($6.9 million) and gas prices ($3.5 million) and the increase in oil revenues relates primarily to increased oil prices.

During the first half of 2000, we incurred capital expenditures totaling $20.6 million. The capital expenditures included drilling 4 successful exploration wells in the Gulf of Mexico and 11 successful wells in Mississippi and South Texas. During the remainder of 2000, we will continue to incur costs to build 2 platforms, complete 2 offshore wells and drill approximately 11 additional wells. We have budgeted $34.5 million for capital expenditures during the remainder of the year. We expect that our cash flow from operations and available bank line of credit will be adequate to fund the capital budget for the reminder of this year.

In July 2000, we agreed to sell certain non-operated producing properties located in Nueces, Starr, and Victoria Counties, Texas, for approximately $17.1 million effective as of May 1, 2000. The purchase price of $17.1 million will be reduced by approximately $2.1 million for sales of production we received, partially offset by operating costs we paid, from May 1, 2000, to August 1, 2000, the date the sales closed. We expect to record a gain on sale of approximately $12.4 million during the third quarter of this year. We will redeploy the cash received from the sale of these properties to our operated projects in the Gulf of Mexico and new property acquisitions.

In March 2000, our bank amended the terms of our line of credit to increase the borrowing base from $32.0 million to $35.0 million. The bank will review the borrowing base semi-annually and may increase or decrease the borrowing base relative to the redetermined estimate of proved oil and gas reserves. We pledged our oil and gas properties as collateral for the increased new line of credit and agreed not to pay dividends. On June 30, 2000, we had $3.2 million of unused borrowing base on the line of credit. Under the current terms we may not borrow additional funds after October 1, 2000. On that date, the revolving credit loans convert to term loans, which must be amortized in equal quarterly principal payments through the final maturity date of March 1, 2003. In connection with the mid-2000 borrowing base redetermination, we will seek to extend the credit availability date and the final maturity date. In July, we repaid $2.0 million of the outstanding balance and currently have $5.2 million available on the line of credit.

Phillips Petroleum Litigation

In 1977, Phillips Petroleum Company assigned its interest in South Pass 89, offshore Louisiana, to OKC Limited Partnership, predecessor to Remington Oil and Gas Corporation. The assignment was accomplished through a farmout agreement in which Phillips retained a 33% net profits interest. Phillips had obtained, through a predecessor corporation, the lease from the Minerals Management Service, which only granted rights to oil and gas from production. Paragraph IV of the farmout states that Phillips' net profits shall be "thirty-three percent (33%) of one-fourth (1/4) of eight-eighths (8/8)" of production. Paragraph IV (a) states that Phillips "shall look exclusively to the oil, gas, condensate, and other hydrocarbons, ... produced from the subject lease for the satisfaction and realization of the net profits interest." Subparagraph IV (d) (4) states the net profits account shall be credited with "an amount equal to the proceeds of all judgments and claims
collected on account of its ownership of the subject lease."   Subparagraph
IV (d) (5) states the net profits account shall be credited with "an amount equal to all monies and things of value received by or inuring to the benefit by virtue of its ownership interest in the subject lease" of Remington. The interpretation of Paragraph IV and its subparagraphs has been the primary subject of the recent litigation between Phillips and us. Our claim, upheld by the trial court, is that Phillips can only look to actual production for satisfaction of the net profits interest according to the clear language of Paragraph IV. It is our position that Subparagraphs IV (d) (4) and (5) merely define types of production to be credited to the net profits account. Phillips claims that Subparagraphs IV (d) (4) and (5) should stand alone and not as subsets of Paragraph IV and entitle Phillips to amounts received by us regardless of whether they represent revenues from or associated with production from the lease. We believe that if Phillips, as drafter of the farmout agreement, intended Subparagraphs IV (d) (4) and (5) to be so controlling, no reference to production would have been necessary in the farmout.

The current litigation between Phillips and us involves three issues related to the interpretation of Paragraph IV and its subparagraphs -- the TETCO issue, the Overriding Royalty issue, and the Pipeline Tariff issue detailed below.

TETCO - We entered into a gas purchase agreement with TETCO in 1982 dedicating our gas from South Pass 89 to TETCO for specified prices. In 1989, TETCO sued us in an attempt to terminate this high priced gas contract. In November of 1990, we settled with TETCO and received $69.6 million to "settle all causes of action, claims and controversies between them pertaining to the Litigation." Furthermore, we agreed to a new contract price for gas sold to TETCO in exchange for its agreement to drop its legal challenges to the gas contract. TETCO also paid us an additional $5.4 million (over and above the $69.6 million) for past production which we credited to the net profits account. This payment has not been subject to any litigation. In May of 1991, we allocated $5.8 million of the $69.6 million as production to the net profits account. Phillips claims the remaining $63.8 million should have been credited to the net profits account. After a three week trial in 1997, the Louisiana trial court ruled that we should have credited $41.2 million to the net profits account as proceeds from production and thus owed an additional $9.3 million plus interest to Phillips. As part of its ruling, the trial court supported our claim that Phillips could only look to actual production for its net profits interest and that the remaining $28.4 million of the TETCO payment was for settlement of Remington's
counterclaims against TETCO.   Phillips appealed this ruling and on January
5, 2000, the Court of Appeal, Fourth Circuit, State of Louisiana, overturned the trial court and held that the full $69.6 million should be allocated to the net profits account based on Phillips' contention that all proceeds of all judgments and claims must be included in the net profits account regardless of whether they related to production or to the lease. We have requested a rehearing on this matter and are awaiting the decision of the Appellate Court.

Overriding Royalty - Phillips claims that in months when no net profits are achieved, its net profits interest should revert to an overriding royalty. We claim that once net profits are achieved, Phillips' net profits interest does not revert to an overriding royalty position until cumulative net profits are depleted. The trial court ruled in Phillips favor and awarded Phillips $1.6 million plus interest. We appealed this issue, but the appellate court upheld the trial court's ruling. We believe that both the trial court and the appellate court are wrong on this issue, and we will continue to appeal these rulings.

Pipeline Tariff - The farmout agreement allows transportation costs to be charged to the net profits account. Initially, Marathon constructed and operated the oil pipeline from the South Pass complex to Venice, Louisiana, and charged us a tariff of $2.75 per barrel for transportation. This tariff was charged to the net profits account with no complaint from Phillips from inception of production in 1982 until 1989. In 1984, CKB Petroleum, Inc. purchased an interest in the pipeline and entered into a 20-year transportation agreement with us for $2.75 per barrel to transport all of our oil. All liabilities associated with the pipeline interest were assumed by CKB Petroleum, Inc. and Cloyce Box, individually. Before CKB Petroleum purchased its interest, Phillips was given the right to purchase the interest under a preferential right clause of the pipeline operating agreement, but declined to do so. Phillips claimed that we should charge not what we paid to CKB Petroleum, Inc. for transportation but only a lesser amount which Phillips claimed was our "actual cost" of transportation. The trial court dismissed this claim. The appellate court reversed the trial court and awarded Phillips $7.3 million plus interest. In reaching its decision, the appellate court contended that we owned the pipeline, which is clearly incorrect. In fact, we did not purchase the pipeline interest until December of 1998. We have requested a rehearing on this matter and are awaiting a ruling from the court.

The total judgment awarded by the trial court in 1998 including interest was $18.0 million. We recorded an $18.0 million charge to income in the third quarter of 1998 and continue to accrue interest on this liability each quarter. The current total liability is $19.3 million. The appellate court ruling of January 2000, if it stands, would change this liability to approximately $55.7 million including interest through June 30, 2000. If unsuccessful on our rehearing request, we intend to appeal to the Louisiana Supreme Court. Because we believe that it is probable that the decision of the appellate court will not stand, we have not recorded any additional contingent liability on our financial statements. Statement of Financial Accounting Standards No. 5 entitled "Accounting for Contingencies" requires that when a loss contingency exists, it be accrued if it is reasonably estimable and it is probable that an unfavorable outcome will occur. In reaching our conclusion we rely on our legal counsel who have informed us that in their opinion, the appellate court incorrectly applied the law and made erroneous findings of fact in reversing the trial court's judgment.
They have further advised us that in their opinion it is as likely as not that the Court of Appeal's errors will be corrected on rehearing or on appeal to the Louisiana Supreme Court.

Currently, we have $9 million in restricted cash set aside for this litigation. If the complete appellate opinion is upheld and the company owes Phillips an estimated additional $46.7 million over the amount of restricted capital, our financial position and liquidity could be seriously affected.
It could constitute an event of default under our bank loan agreement, which might result in acceleration of our long-term debt. Because of the uncertain nature of this contingent liability, both as to amount and timing as discussed below, we do not intend at this time to set aside any additional funds over the restricted capital required by the court. This decision may be reevaluated as circumstances change.

As of August 4, 2000, the Appellate Court had not ruled on our request for a rehearing. We do not know when the Court of Appeal will rule on our request for rehearing. If the court denies the rehearing request, we have thirty days to appeal to the Louisiana Supreme Court. The Louisiana Supreme Court has 120 days to determine whether it will review the case. If the Supreme Court determines that it will take the case it will, in all probability, be several months before the case is heard and a decision rendered. Once the Supreme Court announces its decision on the suit, it is likely that various issues will be remanded to the trial court to determine how much, if any, we owe as a result of the decision. Since the issues are complex and involve interconnected transactions occurring as early as 1977, it may take several months to resolve and determine the exact payment amount. When the litigation is concluded and the amount, if any, of our liability is finally determined, we intend to use a combination of cash, debt financing, and/or property sales or, as a last resort, protection from creditors under applicable law to fulfill the amount of any judgment. Final resolution of this matter through the courts will take a minimum of several months and could take two or more years.

In August of 1998, we terminated the TETCO gas contract and received $49.8 million. MMS has agreed that no royalty is owed on this payment, and we did not credit any of this termination payment to the net profits account, as it was not from production. Phillips has claimed that this full $49.8 million payment should be credited to the net profits agreement. Litigation on this issue was initiated in Collin County, Texas, and subsequently stayed pending the resolution of all the appeals in Phillips' Louisiana suit. If the trial court opinion stating that Phillips can only look to production for its net profits interest is upheld, we anticipate this case would be dismissed. If the Louisiana appellate court opinion is upheld we will have to litigate whether the entire amount of the buyout must be credited to the net profits interest. Total liability for this claim would be $16.4 million plus statutory interest until the date of settlement. The trial and appeals regarding this issue could take an additional two years to resolve once the current Louisiana litigation is concluded.

Results of Operations

We recorded net income for the first six months of 2000 of $11.5 million or $0.54 per share compared to a loss for the first six months of 1999 of $7.7 million or $0.36 per share. For the three months ended June 30, 2000, we recorded net income of $7.8 million or $0.36 per share compared to a net loss of $1.1 million or $0.05 per share for the three months ended June 30, 1999. The increase in net income results from an increase in total gas production, an increase in the average price for both oil and gas, and a reduction in dry hole cost. The following table reflects the increase or decrease in oil and gas sales revenue due to the changes in prices and volumes.

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                     ------------------    ------------------
                                       2000      1999        2000      1999
                                     --------  --------    --------  --------
                                           (In thousands, except prices)

Oil production volume (Bbls)              321       320         613       619
Oil sales revenue                    $  8,221  $  4,364    $ 15,691  $  7,096
Price per barrel                     $  25.61  $  13.64    $  25.60  $  11.47

Increase (decrease) in oil sales
  revenue due to:
 Change in prices                    $  3,830              $  8,746
 Change in production volume               27                  (151)
                                     --------              ---------
Total increase (decrease) in oil
  sales revenue                      $  3,857              $  8,595
                                     ========              =========

Gas production volume (Mcf)             3,175     2,272       6,329     4,021
Gas sales revenue                    $ 10,602  $  4,868    $ 19,001  $  8,525
Price per Mcf                        $   3.34  $   2.14    $   3.00  $   2.12

Increase in gas sales revenue
  due to:
 Change in prices                    $  2,726              $  3,538
 Change in production volume            3,008                 6,938
                                     --------              ---------
Total increase in gas sales
  revenue                            $  5,734              $ 10,476
                                     ========              =========

Oil production during the second quarter of 2000 increased slightly while oil production for the first six months of 2000 decreased slightly when compared to the same periods in 1999. Decreased oil production from offshore Gulf of Mexico properties, primarily the South Pass blocks, was offset by increased production from Mississippi and South Texas. The average oil price increased by 88% during the second quarter of 2000 compared to the prior year second quarter and by 123% for the first six months of 2000 compared to the same period in 1999.

Gas production increased by 40% during the second quarter of 2000 compared to the second quarter of 1999 primarily from gas produced from the Gulf of Mexico and from South Texas. Total gas production for the first six months of 2000 increased by 57% primarily from the Gulf of Mexico and South Texas. The average gas price increased by 56% during the second quarter of 2000 compared to the second quarter of 1999 and by 42% during the first half of 2000 compared to the first half of 1999.

Operating expenses increased during the three and six months ended June 30, 2000, compared to the same period in 1999 primarily because of a $1.3 million workover on West Cameron block 170 charged to expense during the second quarter of 2000. Net profits expense for the second quarter of 2000 was slightly higher than the prior year, while year to date 2000 the net profits expense increased by $367,000 as a result of increase oil and gas prices.

Exploration expense increased by $294,000 during the second quarter of 2000 primarily because of one dry hole drilled in Mississippi. Exploration expense for the first six months of 2000 decreased by $3.9 million primarily because of lower dry hole costs incurred during the first quarter of 2000. Depreciation, depletion, and amortization expense decreased by $723,000 during the second quarter of 2000 and by $1.1 million during the first six months of 2000 compared to the same period in the prior year primarily as a result of our lower finding costs per unit during the last three years.

General and administrative expenses decreased during the second quarter by $376,000 compared to the second quarter of 1999. During the first half of 2000, general and administrative expenses decreased by $311,000 when compared to the first half of 1999. The decrease primarily relates to lower legal expense for both periods. In May 2000, we reached an agreement with the Minerals Management Service concerning the royalties due on the settlement of a 1990-gas purchase contract. Because of the agreement, we recorded an expense of $3.2 million in the first quarter of 2000.

Interest and financing expense increased by $276,000 during the second quarter of 2000, compared to the second quarter of 1999 reflecting the recent increases in interest rates. During the first six months of 2000, interest and financing expense decreased by $364,000 because we recorded additional expense in 1999 when we accelerated the amortization of the offering costs on the 81/4% Convertible Subordinated Notes after we purchased approximately 85% of the outstanding notes in February 1999. Partially offsetting the decrease is an increase in interest and financing expense due to higher interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk sensitive instrument at June 30, 2000, is a revolving line of credit from a bank. At June 30, 2000, the unpaid principal balance under the line was $31.8 million. The interest rate on this debt is sensitive to market fluctuations, however, we do not believe that significant fluctuations in the market rate of interest have a material effect on our consolidated financial position, results of operations, or cash flow from operations.

PART II, OTHER INFORMATION

Item 1. Legal Proceedings

Incorporated herein by reference is the discussion of litigation set forth in
Part I, Item 1, Notes to the Financial Statements - Note 2. Contingencies of this Form 10-Q.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On June 16, 2000, we held our annual stockholders' meeting to elect members to the company's board of directors and ratify Arthur Andersen LLP as the independent auditors for 2000. The stockholders voted as follows:

Election of Directors            For        Withheld/Against      Abstained
                             ------------  ------------------    -----------
Don D. Box                    19,640,457        313,689
John E. Goble, Jr.            19,640,957        313,189
William E. Greenwood          19,640,957        313,189
David H. Hawk                 19,640,957        313,189
James Arthur Lyle             19,640,957        313,189
David E. Preng                19,640,957        313,189
Thomas W. Rollins             19,640,957        313,189
Alan C. Shapiro               19,640,957        313,189
James A. Watt                 19,640,957        313,189

Ratification of independent
  auditors for 2000           19,685,654         80,976            187,516

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

 27.1       Financial Data Schedule.


(b)  No Forms 8-K were filed during the quarter ended June 30, 2000.

------------
  * Incorporated by reference to the Company's Registration Statement on Form S-2 (file number 33-52156) filed with the Commission and effective on December 1, 1992.

  **   Incorporated by reference to the Company's Form 10-K (file number 0-
19967) for the fiscal year ended December 31, 1992, filed with the Commission and effective on or about March 30, 1993.

  #    Incorporated by reference to the Company's Form 10-K (file number 0-
19967) for the fiscal year ended December 31, 1993, filed with the Commission and effective on or about March 30, 1994.

  ##   Incorporated by reference to the Company's Form 10-K (file number 0-
19967) for the fiscal year ended December 31, 1994, filed with the Commission and effective on or about March 30, 1995.

 +     Incorporated by reference to the Company's Form 10-Q (file number 1-
11516) for the fiscal quarter ended June 30, 1999, filed with the Commission and effective on or about August 13, 1999.

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

  ~    Incorporated by reference to the Company's Form 10-Q (file number 1-
11516) for the fiscal quarter ended September 30, 1999, filed with the Commission and effective on or about November 12, 1999.

  ~~   Incorporated by reference to the Company's Form 10-K (file number 1-
11516) for the fiscal year ended December 31, 1999, filed with the Commission and effective on or about March 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       REMINGTON OIL AND GAS CORPORATION


Date:  August 7, 2000             By:  /s/ James A. Watt
       --------------                  -------------------------------------
                                       James A. Watt
                                       President and Chief Executive Officer


Date:  August 7, 2000             By:  /s/ J. Burke Asher
       --------------                  -------------------------------------
                                       J. Burke Asher
                                       Vice President/Finance