Form 10-Q
period 2000-09-30
REMINGTON OIL & GAS CORP
filed 2000-11-13
CIK 874992

SECURITIES AND EXCHANGE COMMISSION
                                Washington DC 20549

                                     Form 10-Q

                                     (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2000

                                          OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from         to
                                                    -------    -------

                          Commission file number 1-11516

                        REMINGTON OIL AND GAS CORPORATION
              (Exact name of registrant as specified in its charter)

                  Delaware                           75-2369148
      (State or other jurisdiction of)    (IRS employer identification no.)
       incorporation or organization)

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

Yes  X    No
    ---      ---

There were 21,481,074 outstanding shares of Common Stock, $0.01 par value, on November 9, 2000.

                          Remington Oil and Gas Corporation
                                  Table of Contents

PART I, FINANCIAL INFORMATION                                               3

  ITEM 1. FINANCIAL STATEMENTS                                              3

    Condensed Consolidated Balance Sheets                                   3

    Condensed Consolidated Statements of Income                             4

    Condensed Consolidated Statements of Cash Flows                         5

    Notes to Condensed Consolidated Financial Statements                    6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                         7

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       13

PART II, OTHER INFORMATION                                                 14

  ITEM 1. LEGAL PROCEEDINGS                                                14

  ITEM 2. CHANGES IN SECURITIES                                            14

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                  14

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              14

  ITEM 5. OTHER INFORMATION                                                14

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 14

PART I, FINANCIAL INFORMATION
Item 1. Financial Statements

                         Remington Oil and Gas Corporation
                       Condensed Consolidated Balance Sheets
                         (In thousands, except share data)

                                                  September 30,   December 31,
Assets                                                2000            1999
                                                  -------------   ------------
 Current assets                                    (Unaudited)
  Cash and cash equivalents                        $    25,075     $    4,356
  Restricted cash and cash equivalents                   2,592         11,042
  Accounts receivable                                   10,889          6,421
  Prepaid expenses and other current assets              2,262          2,054
                                                  -------------   ------------
 Total current assets                                   40,818         23,873
                                                  -------------   ------------
 Properties
  Oil and natural gas properties (successful-
   efforts method)                                     306,503        275,690
  Other properties                                       2,696          2,862
  Accumulated depreciation, depletion and
   amortization                                       (195,602)      (183,971)
                                                  -------------   ------------
 Total properties                                      113,597         94,581
                                                  -------------   ------------
 Other assets
  Cash collateral for Phillips judgment                  9,000              -
  Other assets                                           1,633            872
                                                  -------------   ------------
 Total other assets                                     10,633            872
                                                  -------------   ------------
Total assets                                       $   165,048    $   119,326
                                                  =============   ============

Liabilities and stockholders' equity
 Liabilities
  Current liabilities
   Accounts payable and accrued liabilities        $    17,702    $     6,613
   Phillips judgment                                         -         18,894
   Short-term notes payable and current portion
    of long-term notes payable                              45          2,635
                                                  -------------   ------------
  Total current liabilities                             17,747         28,142
                                                  -------------   ------------
  Other liabilities
   Phillips judgment                                    19,549              -
   Long-term accounts payable                            3,021          1,598
   Notes payable                                        27,428         27,526
   8 1/4% Convertible subordinated notes payable
    due in 2002                                          5,950          5,950
                                                  -------------   ------------
  Total other liabilities                               55,948         35,074
                                                  -------------   ------------
 Total Liabilities                                      73,695         63,216
                                                  -------------   ------------
 Commitments and contingencies (Note 2)
 Minority interest in subsidiaries                           -             56
 Stockholders' equity
  Preferred stock, $0.01 par value, 25,000,000
   shares authorized, shares issued - none                   -              -
  Common stock, $0.01 par value, 100,000,000
   shares authorized, 21,515,433 shares issued
   and 21,481,074 shares outstanding in 2000,
   21,491,170 shares issued and 21,285,195 shares
   outstanding in 1999                                     215            213
  Additional paid-in capital                            45,340         44,273
  Retained earnings                                     45,798         11,568
                                                  -------------   ------------
 Total stockholders' equity                             91,353         56,054
                                                  -------------   ------------
Total liabilities and stockholders' equity         $   165,048    $   119,326
                                                  =============   ============

    See accompanying Notes to Condensed Consolidated Financial Statements.

                        Remington Oil and Gas Corporation
                   Condensed Consolidated Statements of Income
                                  (Unaudited)
                     (In thousands, except per share amounts)



                                                Three Months Ended     Nine Months Ended
                                                   September 30,         September 30,
                                                ------------------   --------------------
                                                  2000      1999       2000       1999
                                                --------  ---------  ---------  ---------
Revenues
  Oil sales                                     $  8,657  $  5,132   $ 24,348   $ 12,228
  Gas sales                                       13,355     7,089     32,355     15,615
  Other income                                    13,497       828     14,863      2,679
                                                --------  ---------  ---------  ---------
Total revenues                                    35,509    13,049     71,566     30,522
                                                --------  ---------  ---------  ---------
Costs and expenses
  Operating costs and expenses                     2,143     1,866      7,118      5,418
  Net Profits interest expense                       213       605      1,271      1,295
  Exploration expenses                               344       803      1,553      5,958
  Depreciation, depletion and amortization         5,465     6,056     14,664     16,316
  General and administrative                       1,190     1,684      3,888      4,693
  Royalty settlement                               2,200         -      5,416          -
  Interest and financing expense                   1,250       988      3,413      3,516
                                                --------  ---------  ---------  ---------
Total costs and expenses                          12,805    12,002     37,323     37,196
                                                --------  ---------  ---------  ---------
Income (loss) before taxes and minority
 interest                                         22,704     1,047     34,243     (6,674)
                                                --------  ---------  ---------  ---------
  Income tax expense                                   -      (305)         -       (300)
  Minority interest in income of subsidiaries          -       (21)        (5)        (1)
                                                --------  ---------  ---------  ---------
Net income (loss)                               $ 22,704  $  1,373   $ 34,248   $ (6,373)
                                                ========  =========  =========  =========

Basic income (loss) per share                   $   1.06  $   0.06   $   1.60   $  (0.30)
                                                ========  =========  =========  =========

Diluted income (loss) per share                 $   0.99  $   0.06   $   1.53   $  (0.30)
                                                ========  =========  =========  =========

Weighted average shares outstanding (Basic)       21,477    21,268     21,417     21,275
                                                ========  =========  =========  =========

Weighted average shares outstanding (Diluted)     23,084    21,368     22,516     21,319
                                                ========  =========  =========  =========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                          Remington Oil and Gas Corporation
                  Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)
                                  (In thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                          2000         1999
                                                        ---------   ---------
Cash flow provided by operations
 Net income (loss)                                      $ 34,248    $ (6,373)
 Adjustments to reconcile net income
  Depreciation, depletion and amortization                14,664      16,316
  Amortization of deferred charges                           210         712
  Dry hole costs                                             736       4,699
  Minority interest in income of subsidiaries                 (5)         (1)
  Royalty settlement                                       3,216           -
  Stock issued to directors and employees for
   compensation                                              122         117
  (Gain) on sale of properties                           (12,632)       (195)
 Changes in working capital
  (Increase) in accounts receivable                       (4,475)     (3,199)
  Decrease in prepaid expenses and other current
   assets                                                    412         749
  Increase in accounts payable and accrued liabilities    10,846       2,164
  (Increase) in restricted cash                             (550)     (2,042)
                                                        ---------   ---------
 Net cash flow provided by operations                     46,792      12,947
                                                        ---------   ---------
 Cash from investing activities
  Payments for capital expenditures                      (36,583)    (19,504)
  Proceeds from property sales                            15,212         274
                                                        ---------   ---------
 Net cash (used in) investing activities                 (21,371)    (19,230)
                                                        ---------   ---------
 Cash from financing activities
  Proceeds from note payable                               1,790      30,628
  Debt issuance costs for line of credit                       -        (528)
  Payments on notes payable and long-term accounts
   payable                                                (6,489)    (37,093)
  Stock options exercised                                     15           -
  Dividends paid to minority stockholders of
   subsidiaries                                              (18)        (60)
                                                        ---------   ---------
 Net cash (used in) financing activities                  (4,702)     (7,053)
                                                        ---------   ---------
Net increase (decrease) in cash and cash equivalents      20,719     (13,336)
 Cash and cash equivalents at beginning of period          4,356      19,018
                                                        ---------   ---------
Cash and cash equivalents at end of period              $ 25,075    $  5,682
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

We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first nine months of 2000. Please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 1999 Form 10-K. The income statements for the three and nine months ended September 30, 2000, cannot necessarily be used to project results for the full year.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." As amended, the statement is effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for us). SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value. If the derivative is not designated as a hedging instrument, changes in fair value must be recognized in the income statement in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either offset by the change in fair value of the asset or liability (if applicable) or reported as a component of other comprehensive income in the period of change, and subsequently recognized in the income statement when the offsetting hedged transaction occurs. The definition of derivatives has also been expanded to include contracts that require physical delivery of oil and gas if the contract allows for net cash settlement. Currently we do not utilize any derivative instruments that fall under the criteria defined in the accounting standard. Accordingly, we do not expect the adoption of SFAS No. 133 to have a material effect on our reported financial statements or disclosures.

Note 2. Contingencies

Phillips Petroleum Litigation

Our litigation with Phillips Petroleum Company is a material contingency. We have included a complete discussion of this contingency in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the topic "Phillips Petroleum Litigation" on pages 9 and 10 of this Form 10-Q. Please read this discussion carefully.

When the trial court in the Phillips case first rendered its decision in August of 1998, we recorded the judgment as a current liability based on the expectation that, despite the appeals filed in the case, the trial court's decision would stand, and that final disposition of the case would transpire within a reasonable period. Subsequent events have proven that our timing estimates were optimistic. After reviewing all circumstances of the Phillips litigation to date, management has determined that, in all likelihood, the appeals process will continue through all possible appellate actions in the State of Louisiana and possibly continue beyond that to the federal level.
We believe that it is highly unlikely that these processes will be completed within one year. Accordingly, the liability styled "Phillips judgment" no longer falls within the accounting definition of a current liability because the liability will not require the use of current assets to extinguish. In reaching this conclusion, we rely on our legal counsel who have informed us that it may be a number of years before the judgment finally becomes payable. Accordingly, we have reclassified the Phillips judgment to a non-current liability. In order to afford consistent treatment to related matters, we have also reclassified to a non-current asset the $9.0 million cash deposit that is pledged as collateral for the suspensive appeal bond in the case.

Minerals Management Service Issues

During the first three quarters of 2000, we have settled with the Minerals Management Service on the TETCO issue and have reached an agreement in principle to settle the pipeline tariff issue and the exchange agreement issue. We have included a complete discussion of this contingency in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the topic "Minerals Management Service (MMS) Issues" on page 11 of this Form 10-Q. Please read this discussion carefully.

Note 3. Income per Common Share

The following table sets forth the calculation of basic and diluted income per common share:


                                                 Three Months Ended    Nine Months Ended
                                                    September 30,        September 30,
                                                 ------------------   -------------------
                                                   2000      1999       2000      1999
                                                 --------  --------   --------  ---------
                                                  (In thousands except per share amounts)
Net income (loss) available for basic income
  per share                                      $ 22,704  $  1,373   $ 34,248  $ (6,373)
 Interest expense on the Notes (net of tax)            80         -        240         -
                                                 --------  --------   --------  ---------
Net income (loss) available for diluted income
  per share                                      $ 22,784  $  1,373   $ 34,488  $ (6,373)
                                                 ========  ========   ========  =========

Basic income (loss) per share                    $   1.06  $  0.06    $  1.60   $  (0.30)
                                                 ========  ========   ========  =========

Diluted income (loss) per share                  $   0.99  $  0.06    $  1.53   $  (0.30)
                                                 ========  ========   ========  =========

Weighted average
Total common shares for basic income (loss)
  per share                                        21,477   21,268     21,417     21,275
 Dilutive stock options outstanding (treasury
   stock method)                                    1,066      100        558         44
 Shares assumed issued by conversion of the
   Notes                                              541        -        541          -
                                                 --------  --------   --------  ---------
Total common shares for diluted income (loss)
  per share                                        23,084   21,368     22,516     21,319
                                                 ========  ========   ========  =========

Potential increase to net income for diluted
  income per share
 Interest expense on Notes (net of tax)          $      -  $    80    $     -   $    501

Potential issues of common stock for diluted
  income per share
 Weighted average stock options outstanding             -    1,253          -      1,261
 Weighted average warrant outstanding                 200      300        200        300
 Weighted average shares issued assuming
   conversion of Notes                                  -      541          -      1,135

  Note:  Assumed conversion of the Notes was anti-dilutive for both periods im 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to financial statements, and our Form 10-K for the year ended December 31, 1999.

Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy, and financial condition before we make any forward-looking statements, but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development, and acquisition expenditures, as well as revenue, expense, reserve levels, and the outcome of litigation, are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses, and interest costs that we believe are reasonable based on currently available information of known facts and trends.

This discussion is primarily an update to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1999 Form 10-K which we recommend you read.

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

Liquidity and Capital Resources

On September 30, 2000, our current assets exceeded our current liabilities by $23.1 million. From December 31, 1999, to September 30, 2000, our current assets increased by $16.9 million. The increase relates to an increase in cash from the sale of certain South Texas properties during the third quarter and an increase in accounts receivable because of increased production and prices.

Cash flow from operations for the nine months ended September 30, 2000, before changes in working capital increased by $25.3 million, or 166%, compared to the prior year primarily because of increased oil and gas revenues. Gas sales increased by $16.7 million, or 107%, and oil sales increased by $12.1 million, or 99%. The increase in gas sales relates to increased production ($8.9 million) and gas prices ($7.8 million) and the increase in oil revenues relates primarily to higher oil prices.

During the first nine months of 2000, we incurred capital expenditures totaling $36.6 million. The capital expenditures included drilling 10 successful exploration wells in the Gulf of Mexico and 5 successful wells in Mississippi and 12 in South Texas. During the remainder of 2000, we will continue to incur costs to build and install 2 platforms, complete 7 offshore wells and drill approximately 14 additional wells. For the remainder of the year, we forecast capital requirements of approximately $31.6 million for the drilling and completion of these wells and for fourth quarter geological and geophysical costs. We expect that our cash, cash flow from operations, and available bank line of credit will be adequate to fund the capital budget for the remainder of this year.

In July 2000, we sold certain non-operated producing properties located in Nueces, Starr, and Victoria Counties, Texas, for approximately $17.1 million effective as of May 1, 2000. We recorded a $12.5 million gain from the sale. We will deploy the cash received from the sale of these properties to our operated projects in the Gulf of Mexico and new property acquisitions.

Our current bank line of credit has a borrowing base of $35.0 million. The bank reviews the borrowing base semi-annually and may increase or decrease the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the increased new line of credit. Additionally, we have agreed not to pay dividends. In September 2000, the bank agreed to extend the final maturity date from March 1, 2003, to March 1, 2004, and the availability date from October 1, 2000, to October 1, 2001. We cannot borrow additional funds after the availability date. In addition, on that date, the revolving credit loans convert to term loans, which must be amortized in equal quarterly principal payments through the final maturity date unless the agreement is amended. On September 30, 2000, we had $7.6 million of unused borrowing base available on the line of credit.

Phillips Petroleum Litigation - Louisiana Action

In 1977, Phillips Petroleum Company assigned its interest in South Pass 89, offshore Louisiana, to OKC Limited Partnership, predecessor to Remington Oil and Gas Corporation. The assignment was accomplished through a farmout agreement in which Phillips retained a 33% net profits interest. Phillips had obtained, through a predecessor corporation, the lease, which only granted rights to oil and gas from production, from the Minerals Management Service. Paragraph IV of the farmout states that Phillips' net profits shall be "thirty-three percent (33%) of one-fourth (1/4) of eight-eighths (8/8)" of production. Paragraph IV (a) states that Phillips "shall look exclusively to the oil, gas, condensate, and other hydrocarbons, ... produced from the subject lease for the satisfaction and realization of the net profits interest." Subparagraph IV (d) (4) states the net profits account shall be credited with "an amount equal to the proceeds of all judgments and claims
collected on account of its ownership of the subject lease."   Subparagraph
IV (d) (5) states the net profits account shall be credited with "an amount equal to all monies and things of value received by or inuring to the benefit by virtue of its ownership interest in the subject lease" of Remington. The interpretation of Paragraph IV and its subparagraphs has been the primary subject of the current litigation between Phillips and us. Our claim, upheld by the trial court, is that Phillips can look only to actual production for satisfaction of the net profits interest according to the clear language of Paragraph IV. It is our position that Subparagraphs IV (d) (4) and (5) merely define types of production to be credited to the net profits account. Phillips claims that Subparagraph IV (a) which limits Phillips interest to oil and gas produced from the lease should be ignored and that Subparagraphs IV (d) (4) and (5) should stand alone which they claim would entitle Phillips to any amounts received by us regardless of whether they represent revenues from or associated with production from the lease. We believe that if Phillips, as drafter of the farmout agreement, intended Subparagraphs IV (d)
(4) and (5) to be so controlling, no reference to production would have been necessary in the farmout.

The litigation involves three issues related to the interpretation of Paragraph IV and its subparagraphs - the TETCO issue, the Pipeline Tariff issue, and the Overriding Royalty issue detailed below.

     TETCO - We entered into a gas purchase agreement with TETCO in 1982 dedicating our gas from South Pass 89 to TETCO for specified prices. In 1989, TETCO sued us in order to get a judicial blessing of their termination of this high priced gas contract. In November of 1990, we settled with TETCO and received $69.6 million to "settle all causes of action, claims and controversies between them pertaining to the Litigation." Furthermore, we agreed to a new contract price for gas sold to TETCO in exchange for its agreement to drop its legal challenges to the gas contract. TETCO also paid us an additional $5.4 million (over and above the $69.6 million) for past production which we credited to the net profits account. This payment has not been subject to any litigation. In May of 1991, we allocated $5.8 million of the $69.6 million as production to the net profits account. Phillips claims the remaining $63.8 million should have been credited to the net profits account. After a three week trial in 1997, the Louisiana trial court ruled that we should have credited $41.2 million to the net profits account as proceeds from production and thus owed an additional $9.3 million plus interest to Phillips. As part of its ruling, the trial court supported our claim that Phillips must only look to actual production for its net profits interest and that the remaining $28.4 million of the TETCO payment was for settlement of Remington's
     counterclaims against TETCO.   Phillips appealed this ruling and on
     January 5, 2000, the Court of Appeal, Fourth Circuit, State of Louisiana, overturned the trial court and held that the full $69.6 million should be allocated to the net profits account based on Phillips' contention that all proceeds of all judgments and claims must be included regardless of whether they related to production or to the lease. The Court of Appeal granted our motion for rehearing on this matter, and oral argument is scheduled for November 15, 2000.

     Pipeline Tariff - The farmout agreement allows transportation costs to be charged to the net profits account. Initially, Marathon constructed and operated the oil pipeline from the South Pass complex to Venice, Louisiana, and charged us a tariff of $2.75 per barrel for transportation. This tariff was charged to the net profits account with no complaint from Phillips from inception of production in 1982 until 1989. In 1985, CKB Petroleum, Inc. purchased an interest in the pipeline and entered into a 20-year transportation agreement with us for $2.75 per barrel to transport all of our oil. All liabilities associated with the pipeline interest were assumed by CKB Petroleum, Inc. and Cloyce Box, individually. Before CKB Petroleum could purchase its interest, Phillips was given the right to purchase the interest under a preferential right clause of the pipeline operating agreement, but declined to do so. In the litigation, Phillips claimed that we should charge not what we paid to CKB Petroleum, Inc. for transportation but only a lesser amount which Phillips claimed was our "actual cost" of transportation. The trial court dismissed this claim. The appellate court reversed the trial court and awarded Phillips $7.3 million plus interest. In reaching its decision, the appellate court incorrectly contended that we owned the pipeline. In fact, we did not purchase the pipeline interest until December of 1998. The Court of Appeal granted our motion for rehearing on this issue, and oral argument is scheduled for November 15, 2000.

     Overriding Royalty - Phillips claims that in months when no net profits are achieved, its net profits interest reverts to an overriding royalty. We claim that once net profits are achieved, Phillips' net profits interest does not revert to an overriding royalty position until cumulative net profits are depleted. The trial court ruled in Phillips favor and awarded Phillips $1.6 million plus interest. We appealed this issue, but the appellate court upheld the trial court's ruling. We believe that both the trial court and the appellate court are wrong on this issue, and we will continue to appeal on this issue.

The total judgment awarded by the trial court in 1998 including interest was $18.0 million. We recorded an $18.0 million charge to income in the third quarter of 1998 and continue to accrue interest on this liability each quarter. The present total liability is $19.5 million. The appellate court ruling of January 2000, if it stands, would change this liability to approximately $56.3 million including interest through September 30, 2000. The Court of Appeal has granted our motion for rehearing, and oral argument is scheduled for November 15, 2000. Because we believe that it is probable that the decision of the appellate court will not stand, we have not recorded any additional contingent liability in our financial statements. Statement of Financial Accounting Standards No. 5 entitled "Accounting for Contingencies" requires that when a loss contingency exists, it be accrued if it is reasonably estimable and it is probable that an unfavorable outcome will occur. In reaching our conclusion, we rely on our legal counsel who have informed us that in their opinion the appellate court incorrectly applied the law and made erroneous findings of fact in reversing the trial court's judgment. They have further advised us that in their opinion it is as likely as not that the Court of Appeal's errors will be corrected on rehearing or on appeal to the Louisiana Supreme Court.

No matter the outcome on rehearing, we believe that it is likely that either one or both parties will appeal to the Louisiana Supreme Court. Such an appeal to the Supreme Court will be due as early as 30 days after the Court of Appeal rules. The Louisiana Supreme Court has 120 days to determine whether it will review the case. If the Supreme Court determines that it will take the case, it will, in all probability, be several months before the case is heard and a decision rendered. Once the Supreme Court announces its decision on the suit, various issues will be remanded to the trial court to determine how much, if any, we owe as a result of the decision. Since the issues are complex and involve interconnected transactions occurring as early as 1977, it may take several months or longer to resolve and determine the exact payment amount. When the litigation is concluded and the amount, if any, of our liability is finally determined, we intend to use a combination of cash, debt financing, and/or property sales to fulfill the amount of any judgment. We believe that there will be sufficient time from a final determination by the appellate court of last resort and the remand to the trial court to allow us to make provision for any required payment. Final resolution of this matter through the courts may take up to several years.

Currently, we have $9 million in restricted cash set aside for this litigation. If the complete Court of Appeal opinion is upheld, the company would owe Phillips an estimated additional $47.3 million over the amount of restricted capital. Because of the uncertain nature of this contingent liability, both as to amount and timing as discussed above, we do not intend at this time to set aside any additional funds. This decision may be reevaluated as circumstances change.

Phillips Petroleum Litigation - Collin County Texas Action

In August of 1998, we terminated the TETCO gas contract and received $49.8 million. Phillips has claimed that this full $49.8 million payment should be credited to the net profits agreement. Litigation on this issue was initiated in Collin County, Texas, and subsequently stayed pending the resolution of all the appeals in Phillips Louisiana suit. If the trial court opinion stating that Phillips can only look to production for its net profits interest is upheld, we anticipate this case will be dismissed. If the Louisiana Court of Appeal opinion is upheld, we will have to litigate whether the entire amount of the buyout must be credited to the net profits interest. Liability on this claim would be $16.4 million plus statutory interest until the date of payment. The trial and appeals regarding this issue could take at least an additional two years to resolve once the current Louisiana litigation is concluded.

Mineral Management Service (MMS) Issues

MMS is the grantor of all leases in the federal waters offshore Louisiana. When production is established, MMS collects a 16.67% royalty from all hydrocarbons produced from the lease. After a routine audit of Remington's royalty payments, MMS issued orders to pay additional royalty on three separate claims regarding our South Pass 89 lease complex. The orders to pay involved the TETCO issue, the Pipeline Tariff issue and the Exchange Agreement issue as detailed below:

     TETCO - MMS initially claimed that the full 1990 TETCO payment of $69.6 million should be subject to royalty of 16.67%. This is identical to Phillips' demand that this $69.6 million payment should all have been allocated to their net profits account as detailed above. After a review of the facts, MMS concluded, as did the trial court in the Phillips litigation, that $41.2 million of the $69.6 million should have been allocated to production and thus royalty was due on that amount. This claim was settled for $4.8 million in additional royalties.
     Because of this agreement, we recorded a $3.2 million expense in the first quarter net of Phillips' net profits interest.

     In the settlement agreement, MMS agreed no royalty would be due on the $49.8 million termination payment received from TETCO by us in July of 1998, as it was not from production. Phillips, in the Collin County, Texas, action on the same matter, claims that this payment should be allocated to the net profits agreement as detailed above.

     Pipeline Tariff - MMS has claimed that since CKB Petroleum, Inc. was an affiliated entity of the company, we could not charge MMS our actual cost of $2.75 per barrel for transportation of their oil, but could only charge the operator's actual operating charges to CKB Petroleum. We documented to the MMS that $2.75 per barrel was the actual cost to us and our public shareholders, that costs to CKB Petroleum were significantly more than the operating charges from the pipeline operator, and that the $2.75 per barrel was approved by FERC.

     Exchange Agreement - MMS claimed underpayment of royalty since 1998 on certain oil sold from South Pass 89 complex through exchange agreements. This underpayment claim arises from a rule change by MMS in 1998. We began crediting MMS with the value of the exchanges in May of 1999 as set pursuant to their new rule. Phillips was paid net profits on these exchange agreements.

We have agreed in principle with the MMS to settle these last two issues concurrently for a total payment by Remington of $2.2 million. The settlement is subject to final government approval. This $2.2 million is reflected as an expense in the third quarter of 2000. A related reduction of approximately $421,000 in the net profits expense partially offset this charge. Of the $2.2 million, we have allocated approximately $1.4 million as applicable to the exchange agreement issue and the remainder as applicable to the pipeline tariff issue.

Results of Operations

We recorded net income for the first nine months of 2000 of $34.2 million, or $1.60 per share before dilution and $1.53 per share after dilution, compared to a loss for the first nine months of 1999 of $6.4 million or $0.30 per share. For the three months ended September 30, 2000, we recorded net income of $22.7 million, or $1.06 per share before dilution and $0.99 per share after dilution, compared to a net income of $1.4 million or $0.06 per share for the same period in 1999. The increase in net income results from an increase in total gas production, an increase in the average price for both oil and gas, a gain on the sale of certain South Texas properties, and a reduction in dry hole cost. The following table reflects the increase or decrease in oil and gas sales revenue due to the changes in prices and volumes.


                                                   Three Months Ended  Nine Months Ended
                                                     September 30,       September 30,
                                                  ------------------  -----------------
                                                      2000     1999        2000    1999
                                                   --------  -------    -------  -------
                                                        (In thousands, except prices)
Oil production volume (Bbls)                            311      290        924      908
Oil sales revenue                                   $ 8,657  $ 5,132    $24,348  $12,228
Price per barrel                                    $ 27.84  $ 17.70    $ 26.35  $ 13.47

Increase (decrease) in oil sales revenue due to:
  Change in prices                                  $ 2,941             $11,695
  Change in production volume                           584                 425
                                                    -------             -------
Total increase (decrease) in oil sales revenue      $ 3,525             $12,120
                                                    =======             =======

Gas production volume (Mcf)                           3,192    2,882      9,522    6,903
Gas sales revenue                                   $13,355  $ 7,089    $32,355  $15,615
Price per Mcf                                       $  4.18  $  2.46    $  3.40  $  2.26

Increase in gas sales revenue due to:
  Change in prices                                  $ 4,957             $ 7,869
  Change in production volume                         1,309               8,871
                                                    -------             -------
Total increase in gas sales revenue                 $ 6,266             $16,740
                                                    =======             =======



Oil production increased slightly when compared to the same periods in 1999 because of increased production from Mississippi and Alabama partially offset by lower oil production from the Gulf of Mexico. Oil production from Mississippi and Alabama increased by 51,000 barrels, or 88%, during the third quarter of 2000 and by 136,000 barrels, or 82% for the first nine months of 2000. The average oil price increased by 57% during the third quarter of 2000 compared to the prior year third quarter and by 96% for the first nine months of 2000 compared to the same period in 1999.

Gas production increased by 11% during the third quarter of 2000 compared to the third quarter of 1999 primarily from gas produced from the Gulf of Mexico. Total gas production for the first nine months of 2000 increased by 38% primarily from the Gulf of Mexico and South Texas. Gas production from the Gulf of Mexico increased by 237,000 Mcf, or 10%, during the third quarter of 2000 and by 1.6 Bcf, or 28% for the first nine months of 2000. The average gas price increased by 70% during the third quarter of 2000 compared to the third quarter of 1999 and by 50% during the first nine months of 2000 compared to 1999.

Operating expenses increased during the three and nine months ended September 30, 2000, compared to the same period in 1999, primarily because of the increased number of producing properties and a $1.3 million workover on West Cameron block 170 charged to expense during the second quarter of 2000. Net profits expense for the third quarter of 2000 decreased because of additional charges for the portion of the MMS settlement allocated to South Pass block 89.

Exploration expense decreased by $459,000 during the third quarter of 2000 and by $4.4 million during the first nine months of 2000 primarily because of lower dry hole costs in the current year. Depreciation, depletion, and amortization expense decreased by $591,000 during the third quarter of 2000 and by $1.7 million during the first nine months of 2000 compared to the same periods in the prior year primarily as a result of our lower finding costs per unit during the last three years.

General and administrative expenses decreased during the third quarter by $494,000 compared to the third quarter of 1999. During the first nine months of 2000, general and administrative expenses decreased by $805,000 when compared to the first nine months of 1999. The decrease primarily relates to lower legal expense for both periods. During this year, we reached two separate accords with the Minerals Management Service concerning the underpayment of oil and gas royalties. The first agreement reached in May 2000, concerned additional royalties due on the settlement of a 1990 gas sales contract. Because of this agreement, we recorded an expense of $3.2 million in the first quarter of 2000. As to the second accord, we reached an agreement in principle in October 2000 to settle the issues concerning oil transportation charges and oil exchange contracts for $2.2 million.

Interest and financing expense increased by $262,000 during the third quarter of 2000, compared to the third quarter of 1999 reflecting the recent increases in interest rates. During the first nine months of 2000, interest and financing expense decreased slightly because we recorded additional expense in 1999 when we accelerated the amortization of the offering costs on the 81/4% Convertible Subordinated Notes after we purchased approximately 85% of the outstanding notes in February 1999. Partially offsetting the decrease is an increase in interest and financing expense due to higher interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk sensitive instrument at September 30, 2000, is a revolving line of credit from a bank. At September 30, 2000, the unpaid principal balance under the line was $27.4 million. The interest rate on this debt is sensitive to market fluctuations, however, we do not believe that significant fluctuations in the market rate of interest have a material effect on our consolidated financial position, results of operations, or cash flow from operations.

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

  3.2###   Certificate of Amendment of Certificate of Incorporation of Box
Energy Corporation.

  3.2.1++ Certificate of Amendment of Certificate of Incorporation of Remington Oil and Gas Corporation.

  3.3+++   By-Laws as amended.

  4.1*     Form of Indenture Box Energy Corporation to United States Trust
Company of New York, Trustee, dated December 1, 1992, 81/4% Convertible Subordinated Notes due December 1, 2002.

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

                                        REMINGTON OIL AND GAS CORPORATION


Date:   November 10, 2000          By:  /s/  James A. Watt
        -----------------               -------------------------------------
                                        James A. Watt
                                        President and Chief Executive Officer


Date:  November 10, 2000           By:  /s/ J. Burke Asher
       -----------------                -------------------------------------
                                        J. Burke Asher
                                        Vice President/Finance