Form 10-K
period 2000-12-31
REMINGTON OIL & GAS CORP
filed 2001-03-16
CIK 874992

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K
(MARK ONE)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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
           (State or other jurisdiction                              (I.R.S. employer
         of incorporation or organization)                          identification no.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant on March 12, 2001, was $229,283,013. On that date, the number of outstanding shares, $0.01 par value, was 21,633,006.

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

     Registrant's Registration Statement filed on Form S-4 effective November 27, 1998, is incorporated by reference in Part IV of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       REMINGTON OIL AND GAS CORPORATION

                               TABLE OF CONTENTS

  PART I......................................................     1
    Item 1.  Business.........................................     1
    Item 2.  Properties.......................................     3
    Item 3.  Legal Proceedings................................     5
    Item 4.  Submission of Matters to a Vote of Security
       Holders................................................     5
  PART II.....................................................     6
    Item 5.  Market for Registrant's Common Equity and Related
       Stockholder Matters....................................     6
    Item 6.  Selected Financial Data..........................     7
    Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............     8
    Item 7A. Quantitative and Qualitative Disclosures about
       Market Risk............................................    14
    Item 8.  Financial Statements and Supplementary Data......    15
    Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..............    37
  PART III....................................................    37
    Item 10. Directors and Executive Officers of the
       Registrant.............................................    37
    Item 11. Executive Compensation...........................    42
    Item 12. Security Ownership of Certain Beneficial Owners
       and Management.........................................    50
    Item 13. Certain Relationships and Related Transactions...    51
  PART IV.....................................................    51
    Item 14. Exhibits, Financial Statement Schedules and
       Reports on Form 8-K....................................    51

                                     PART I

ITEM 1. BUSINESS.

  General

     Remington Oil and Gas Corporation

     - Incorporated -- 1991, Delaware

     - Address -- 8201 Preston Road, Suite 600, Dallas, Texas 75225-6211

     - Telephone number -- (214) 210-2650

     - 24 employees on December 31, 2000

     We began operations in 1981 as OKC Limited Partnership. In 1992, the limited partnership was converted into a corporation named Box Energy Corporation. In 1997, we changed the name of the company to Remington Oil and Gas Corporation. We restructured our two classes of common stock into a single class of voting common stock when we merged with S-Sixteen Holding Company in December 1998.

     Our primary business operation is the exploration, development, and production of oil and gas reserves in the offshore Gulf of Mexico and onshore Gulf Coast areas.

  Long-term Strategy

     Our long-term strategy is to increase our oil and gas reserves and production while keeping our finding and development costs and production costs competitive with the industry.

  Activities and Operations

     We identify prospective oil and gas producing properties primarily by using 3-D seismic technology. After acquiring an interest in a prospective property, we drill an exploratory well. If the exploratory well finds commercial oil and/or gas, we complete the well and begin producing the oil or gas. Because most of our operations are located in the offshore Gulf of Mexico, we must install facilities such as offshore platforms or gathering pipelines in order to produce and deliver the oil and gas to our various markets. Certain properties require us to drill additional wells to fully develop the oil and gas reserves on our discoveries. In order to increase our oil and gas reserves and production, we continually reinvest the net cash flow from our operations into new or existing exploration, development and acquisition activities.

     We share ownership in many of our oil and gas properties with various industry partners. We currently operate five of our producing offshore properties, while others operate the remainder of our producing properties. Operating the property allows us to maintain a greater degree of control over timing and amount of capital expenditures. The operator, through joint operating agreements, is generally granted the right to secure payment of non-operators share of expenses through the form of a lien or other securing instrument.

  Risks Involved in Exploration, Development, and Production

     Exploration, development, and production operations carry a high degree of risk. Drilling unsuccessful wells or completing marginal wells that do not produce enough oil or gas to return a profit on the amount invested is a risk. We attempt to reduce this risk by using 3-D seismic data or other technology to identify and define the parameters prior to drilling, although this does not guarantee successful results. Our success depends upon the quality of the information used to determine drilling locations and the abilities and experience of our management and technical personnel.

     Additional operating risks include mechanical failure, title risk, blowouts, environmental pollution, and personal injury. We maintain general liability insurance and insurance against blowouts, redrilling, and certain other operating hazards, including certain pollution risks. Uninsured losses or losses and liabilities that exceed the limits of our insurance could adversely affect our financial condition.

  Competition in the Oil and Gas Industry

     We compete with:

     - Large integrated oil and gas companies

     - Independent exploration and production companies

     - Private individuals

     - Sponsored drilling programs

     We compete for:

     - Operational, technical, and support staff

     - Options and/or leases on properties

     - Sales of oil and gas production

     - Access to capital

     Many of the competitors may have significantly more financial, personnel, technological, and other resources available. In addition, some of the larger integrated companies may be better able to respond to industry changes including price fluctuations, oil and gas demands, and governmental regulations.

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

     - Changes in supply and demand

     - Levels of economic activity throughout the country

     - Seasonal or extraordinary weather patterns

     - Political developments throughout the world

     We have no real ability to influence the market prices. Therefore, we sell our oil and gas production based on posted market prices, spot market indices, or prices derived from the posted price or index. At times we will lock in a fixed price for a portion of our future gas production to be delivered as it is produced. An independent marketing company sells almost all of our gas production and a small quantity of our oil production from the Gulf of Mexico. The revenue from the sale of oil and gas by this marketing company accounted for approximately 50% of our total oil and gas revenues in 2000. In addition, we sold approximately 51% of our total oil production to one company during the year, which accounted for approximately 21% of our total oil and gas revenues in 2000.

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

     State regulations relate to virtually all aspects of the oil and gas business including drilling permits, bonds, and operation reports. In addition, many states have regulations relating to pooling of oil and gas properties, maximum rates of production, spacing, and plugging and abandonment of wells.

     Our oil and gas operations are subject to stringent federal, state, and local environmental laws and regulations. The most significant environmental obligations include compliance with federal legislation such as the Oil Pollution Act of 1990 and the Clean Water Act (and similar state laws) together with their amendments and accompanying regulations. The cost of compliance with this federal and state legislation could have a significant impact on our financial ability to carry out our oil and gas operations. The legislation and accompanying regulations impose financial responsibility requirements, liability features, and operational requirements, which in certain instances could be onerously burdensome to satisfy.

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

ITEM 2. PROPERTIES.

     We concentrate our principal operations in the federal waters of the Gulf of Mexico and its coastal regions. In addition to the information below, we encourage you to read "Management's Discussion and Analysis of Financial Condition and Results of Operations" found on pages 8 through 14 and Note 4, found on pages 21 through 24 in our Notes to Consolidated Financial Statements, which provides detailed information concerning costs incurred, proved oil and gas reserves, and discounted future net revenue for proved reserves.

  Leasehold Acreage

     Our leasehold acreage of proved and unproved properties at December 31, 2000, was as follows:

                                                     UNDEVELOPED         DEVELOPED
                                                  -----------------   ----------------
                                                   GROSS      NET      GROSS     NET
                                                  -------   -------   -------   ------
Offshore........................................  134,184    85,771   105,614   36,305
Onshore.........................................  110,133    35,242    28,294    8,206
                                                  -------   -------   -------   ------
          Total.................................  244,317   121,013   133,908   44,511
                                                  =======   =======   =======   ======

  Proved Oil and Gas Reserves

     Net proved oil and gas reserves at December 31, 2000, as evaluated by Netherland, Sewell, & Associates, Inc. are summarized below on the following table. The quantities of proved oil and gas reserves discussed in this section include only the amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that we expect to recover commercially using current prices, costs, existing regulatory practices and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

                                                             NET OIL    NET GAS        PRE-TAX
                                                             RESERVES   RESERVES    PRESENT VALUE
                                                             BARRELS      MCF      DISCOUNTED @10%
                                                             --------   --------   ---------------
                                                                        (IN THOUSANDS)
Offshore Gulf of Mexico....................................    6,342     77,608       $570,694
Onshore Gulf Coast.........................................    4,028     11,042       $ 99,782
                                                              ------     ------       --------
          Total............................................   10,370     88,650       $670,476
                                                              ======     ======       ========

  Producing Properties

     The table below summarizes our ownership in producing wells at the end of the last three years.

                                                                   AT DECEMBER 31,
                                                    ---------------------------------------------
                                                        2000            1999            1998
                                                    -------------   -------------   -------------
                                                    GROSS    NET    GROSS    NET    GROSS    NET
                                                    -----   -----   -----   -----   -----   -----
Oil wells
Offshore Gulf of Mexico...........................    14     3.57     18     4.87     22     5.87
Onshore Gulf Coast................................    29    11.13     45    17.88     52    17.49
                                                     ---    -----    ---    -----    ---    -----
          Total...................................    43    14.70     63    22.75     74    23.36
                                                     ===    =====    ===    =====    ===    =====
Gas wells
Offshore Gulf of Mexico...........................    29     7.68     26     5.02     41     5.92
Onshore Gulf Coast................................    85    20.92     85    16.59     80    14.09
                                                     ---    -----    ---    -----    ---    -----
          Total...................................   114    28.60    111    21.61    121    20.01
                                                     ===    =====    ===    =====    ===    =====

     Our offshore Gulf of Mexico properties account for approximately 57% of our oil production and approximately 80% of our gas production. In addition, total revenues from offshore Gulf of Mexico oil and gas production during 2000 accounted for approximately 73% of our total oil and gas revenues. We own varying working interests (5% to 100%) in 44 offshore Gulf of Mexico blocks at December 31, 2000, and currently produce from 17 of these blocks with 7 additional blocks currently under development. We operate 5 producing properties, and we are the named operator on 11 undeveloped properties. All of these blocks are located in water depths of less than 600 feet on the outer continental shelf of the Gulf of Mexico. In addition, we have invested in long-term 3-D seismic licensing agreements covering approximately 2,700 blocks in this area. Our agreements combined with our computer technology, provide our technical team immediate, in-house access to these seismic data.

     During 2000 we successfully drilled and completed 12 exploratory wells on 11 different properties in the offshore Gulf of Mexico. In addition, we, as operator, installed 2 production platforms, installed 2 subsea production systems, and drilled and completed 3 development wells on two different properties.

     Our onshore Gulf Coast area properties are principally located in Mississippi and Texas. In 2000, these properties accounted for approximately 43% of our oil production and approximately 20% of our gas production. We drilled a total of 24 wells on our onshore properties and completed 18 wells as producers. Our working interests in these wells range from 14% to 79%.

  Drilling Activities

     The following is a summary of our exploration and development drilling activities for the past three years.

                                                    FOR THE YEARS ENDED DECEMBER 31,
                          ------------------------------------------------------------------------------------
                                     2000                         1999                         1998
                          --------------------------   --------------------------   --------------------------
                             GROSS          NET           GROSS          NET           GROSS          NET
                          -----------   ------------   -----------   ------------   -----------   ------------
                          PROD.   DRY   PROD.   DRY    PROD.   DRY   PROD.   DRY    PROD.   DRY   PROD.   DRY
                          -----   ---   -----   ----   -----   ---   -----   ----   -----   ---   -----   ----
Exploratory
Offshore Gulf of
  Mexico................   12     --    5.45      --     5      1    1.73    0.33     3     --    0.90      --
Onshore Gulf Coast......   18      6    4.40    2.27    22      6    5.91    1.63     9      7    2.72    2.13
                           --     --    ----    ----    --     --    ----    ----    --     --    ----    ----
         Total..........   30      6    9.85    2.27    27      7    7.64    1.96    12      7    3.62    2.13
                           ==     ==    ====    ====    ==     ==    ====    ====    ==     ==    ====    ====
Development
Offshore Gulf of
  Mexico................    3     --    1.05      --     1     --    0.33      --    --     --      --      --
Onshore Gulf Coast......    2     --    0.89      --     2     --    0.89      --     2      1    0.82    0.30
                           --     --    ----    ----    --     --    ----    ----    --     --    ----    ----
         Total..........    5     --    1.94      --     3     --    1.22      --     2      1    0.82    0.30
                           ==     ==    ====    ====    ==     ==    ====    ====    ==     ==    ====    ====

     We had an interest in 2 wells (0.65 net) in progress at December 31, 2000, 7 wells (2.73 net) in progress at December 31, 1999, and 5 wells (1.18 net) in progress at December 31, 1998.

  Other Property and Office Lease

     We own several non-contiguous tracts of land covering approximately 7,800 surface acres in Southern Louisiana and Southern Mississippi. Outside parties lease several of the tracts for farming, grazing, timber, sand and gravel, camping, hunting, and other purposes. Gross revenues from these real estate properties in 2000 totaled $181,000. We lease approximately 17,000 square feet of office space in Dallas, Texas. The lease on this office space expires in April 2008.

ITEM 3. LEGAL PROCEEDINGS.

     The information required by this Item is incorporated herein by reference to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Phillips Petroleum Litigation and to Item 8. "Financial Statements and Supplementary Data." -- Notes 9 and 12 of Consolidated Notes to Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock trades on the Nasdaq National Market under the symbol ROIL and on the Pacific Exchange under the symbol REM.P. The following table sets forth the high and low last sales price per share as reported by Nasdaq for the periods indicated.

                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
2001
  First Quarter through March 12............................  16.250   11.625
2000
  Fourth Quarter............................................  13.375    8.000
  Third Quarter.............................................  10.438    5.875
  Second Quarter............................................   7.500    3.500
  First Quarter.............................................   4.188    2.813
1999
  Fourth Quarter............................................   5.688    3.625
  Third Quarter.............................................   6.000    4.375
  Second Quarter............................................   5.063    3.125
  First Quarter.............................................   4.000    2.375

     On March 12, 2001, the last reported sales price was $14.625 per share. On that date, there were 982 stockholders of record. We have not declared or paid any cash dividends during the past nine years. Our credit facility agreements prohibit our paying dividends. In addition, if we pay dividends in excess of 2% of the market price per share during a calendar quarter, the conversion price of the 8 1/4% Convertible Subordinated Notes will be adjusted proportionately. The determination of future cash dividends, if any, will depend upon, among other things, our financial condition, cash flow from operating activities, the level of our capital and exploration expenditure needs, future business prospects, and renegotiations of our line of credit.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements. In addition, you should also read our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. below.

                                           2000(1)        1999       1998(1)      1997(1)        1996
                                          ----------   ----------   ----------   ----------   ----------
                                            (IN THOUSANDS, EXCEPT PRICES, VOLUMES, AND PER SHARE DATA)
Financial
  Total revenue.........................   $100,100     $ 45,430     $ 87,689     $ 61,053     $ 70,210
  Net income (loss).....................   $ 45,044     $ (3,703)    $ 13,617     $(26,790)    $ (7,662)
  Basic income (loss) per share.........   $   2.10     $  (0.17)    $   0.67     $  (1.31)    $  (0.37)
  Diluted income (loss) per share.......   $   1.99     $  (0.17)    $   0.66     $  (1.31)    $  (0.37)
  Total assets..........................   $192,474     $119,326     $130,229     $ 98,515     $136,599
  8 1/4% convertible subordinated
     notes..............................   $  5,880     $  5,950     $ 38,371     $ 38,371     $ 55,077
  Other bank debt.......................   $ 27,428     $ 30,028     $  3,500     $  6,000     $     --
  Stockholders' equity..................   $102,708     $ 56,054     $ 59,699     $ 44,287     $ 74,356
  Total shares outstanding..............     21,564       21,285       21,247       20,306       20,803
  Cash Flow
     Net cash flow from operations......   $ 69,963     $ 19,180     $ 54,040     $ 27,546     $ 28,955
     Net cash flow from investing.......   $(57,511)    $(25,911)    $(38,149)    $(11,820)    $(47,602)
     Net cash flow from financing.......   $  1,323     $ (7,931)    $ (1,425)    $(14,171)    $     --
Operational
  Proved reserves(2)
     Oil (MBbls)........................     10,370        7,177        5,519        4,451        3,299
     Gas (MMcf).........................     88,650       65,508       52,709       36,543       39,332
  Future discounted net revenue(2)
     Before estimated income taxes......   $670,476     $163,665     $ 70,118     $108,698     $189,155
     After estimated income taxes.......   $458,649     $126,868     $ 63,467     $ 93,838     $146,013
  Average sales price
     Oil (per Bbl)......................   $  27.11     $  15.48     $  10.99     $  17.79     $  20.21
     Gas (per Mcf)......................   $   3.97     $   2.42     $   3.22     $   5.06     $   5.69
  Average production (net sales volume)
     Oil (Bbls per day).................      3,336        3,242        3,411        3,280        2,555
     Gas (Mcf per day)..................     35,340       27,229       17,488       19,496       22,518

---------------

(1) Financial results for 2000 include $12.5 million gain on sale of certain South Texas properties, and for 1998 include $49.8 million in other income from the termination of our gas sales contract and an $18.0 million charge recorded for the Phillips Petroleum judgment. The net loss in 1997 includes a $14.6 million deferred income tax expense that we recorded when we increased the valuation allowance against the deferred income tax asset originally recorded in 1992.

(2) The quantities of proved oil and gas reserves discussed in this table include only the amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that we can commercially recover using current prices, costs, existing regulatory practices and technology. Therefore, any changes in future prices, costs, regulations, technology, or other unforeseen factors could significantly increase or decrease the proved reserve estimates.

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

  Long-Term Strategy and Business Developments

     Our long-term strategy is to increase our oil and gas reserves and production while keeping our finding and development costs and production costs competitive with the industry. The following table reflects our results during the last three years.

                                                       % INCREASE              % INCREASE
                                              2000     (DECREASE)     1999     (DECREASE)    1998
                                            --------   ----------   --------   ----------   -------
Production:
  Oil MBbls...............................     1,221        3%         1,183       (5)%       1,245
  Gas MMcf................................    12,934       30%         9,939       56%        6,383
                                            --------       --       --------      ---       -------
          Total MMcfe(1)..................    20,260       19%        17,037       23%       13,853
                                            ========       ==       ========      ===       =======
Proved reserves:
  Oil MBbls...............................    10,370       44%         7,177       30%        5,519
  Gas MMcf................................    88,650       35%        65,508       24%       52,709
                                            --------       --       --------      ---       -------
          Total MMcfe(1)..................   150,870       39%       108,570       27%       85,823
                                            ========       ==       ========      ===       =======
Production costs per Mcfe(2)..............  $   0.52        0%      $   0.52      (40)%     $  0.87
Production costs per Mcfe without Net
  Profits expense.........................  $   0.43        0%      $   0.43      (30)%     $  0.61
Finding and development costs per
  Mcfe(3).................................  $   0.97       41%      $   0.69      (43)%     $  1.21

---------------

(1) Barrels of oil are converted to Mcf equivalents at the ratio of 1 barrel of oil equals 6 Mcf of gas.

(2) Production costs include operating, transportation and Net Profits expense.

(3) Finding and development costs include acquisition, development and exploration costs (including exploration costs such as seismic acquisition costs).

  Liquidity and Capital Resources

     On December 31, 2000, our current assets exceeded our current liabilities by $11.7 million. Our current ratio was 1.36 to 1.00.

     Cash flow from operations for the year ended December 31, 2000, before changes in working capital increased by $40.9 million, or 165%, compared to the prior year primarily because of increased oil and gas revenues. Gas sales increased by $27.3 million, or 113%, and oil sales increased by $14.8 million, or 81%. The increase in gas sales relates to a 30% increase in production ($11.9 million) and a 64% increase in gas prices ($15.4 million), and the increase in oil revenues relates primarily to a 75% increase in oil prices.

     The recent increase in oil and gas prices has a positive impact on total revenues, net income, and cash flow from operations. Based on this increase and an expected increase in production, our current projections indicate that we can finance the majority of our planned capital expenditures in 2001 through our cash flow from operations.

     We incurred capital and exploration expenditures totaling $74.3 million during 2000. The capital expenditures included drilling 12 successful exploration wells in the Gulf of Mexico and 18 successful wells in Mississippi and South Texas. In addition we built and installed two offshore platforms and drilled 3 successful development wells in the Gulf of Mexico, acquired rights to an additional 1,000 blocks of seismic data, and drilled 2 successful development wells in South Texas and Mississippi.

     In July 2000, we sold certain non-operated producing properties located in Nueces, Starr, and Victoria Counties, Texas, for approximately $14.9 million. We recorded a $12.5 million gain from the sale. We used the cash received from the sale of these properties to fund a portion of our operated projects in the Gulf of Mexico and new property acquisitions.

     We expect to continue to make significant capital expenditures over the next several years as part of our long-term growth strategy. We have budgeted $66.0 million for capital expenditures in 2001. Our 2001 capital and exploration budget includes $39.0 million for exploration, $15.0 million for development, and $12.0 million for land and seismic costs. We expect that our cash, estimated future cash flow from operations, and available bank line of credit will be adequate to fund the capital budget for the remainder of this year.

     Our current bank line of credit has a borrowing base of $35.0 million. The bank reviews the borrowing base semi-annually and may increase or decrease the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends. In September 2000, the bank agreed to extend the final maturity date from March 1, 2003, to March 1, 2004, and the availability date from October 1, 2000, to October 1, 2001. We cannot borrow additional funds after the availability date. In addition, on that date, the revolving credit loans convert to term loans, which must be amortized in equal quarterly principal payments through the final maturity date unless the agreement is amended. On December 31, 2000, we had $7.6 million of unused borrowing base available on the line of credit.

     Remington's stock price increased by 376% during the year from a low closing price of $2.81 per share on February 9, 2000, to a high closing price of $13.38 per share on December 28, 2000. The closing price has remained above $11.50 per share throughout the first quarter of 2001. In 1999, as a long-term incentive, the Board of Directors approved a contingent stock grant of 679,937 shares of our common stock to the employees and directors of the company. We made this grant when it was difficult to attract and retain quality employees and directors due to the ongoing litigation with Phillips Petroleum Company and our lack of a track record at the time. We have lost no employees or directors since initiating the program. The number of shares granted each employee and director is relative to the employee's salary (or base number in the case of directors) and the closing stock price ($4.19 per share) on June 17, 1999. In order for the grant to become effective, the price of our stock had to increase from $4.19 per share to $10.42 per share and close at or above $10.42 per share for 20 consecutive trading days. The required increase in the stock price represented the equivalent of a compounded annual rate of return of 20% for five years. Since 1999 one participant voluntarily surrendered 23,880 shares, and the Board approved an additional grant of 6,535 shares to a new participant. The grant became effective on January 24, 2001, when our stock price closed above the trigger price of $10.42 per share for the twentieth consecutive trading day. As a result of the stock grant becoming effective, we will recognize non-cash compensation expense totaling $8.1 million. In the first quarter of 2001 we will recognize a "catch-up" expense of $2.4 million. The remaining $5.7 million will be amortized quarterly over the next 5 years as the shares vest to the employees and directors.

     During the last three years we have not recorded a significant amount of federal income tax expense on our income statement. We had a net deferred income tax benefit recorded as an asset on our balance sheet against which we also recorded a valuation allowance equal to the net deferred benefit during those years. During 1998 and 2000 as we recorded net income, we recorded a deferred income tax expense but offset the amount to zero by a corresponding reduction in the valuation allowance. Because of our net income during 2000 we will almost fully utilize the deferred income tax benefit and the corresponding valuation allowance. Therefore, beginning in the first quarter of 2001 we expect that we will begin recording deferred income tax expense equal to approximately 35% of our income before taxes. We expect our cash income tax expense, primarily alternative minimum tax, will be between 5% and 10% of our income before taxes.

  Results of Operations

     In 2000, we recorded net income totaling $45.0 million or $2.10 basic income per share, and $1.99 diluted income per share, compared to a net loss of $3.7 million or $0.17 basic and diluted income per share in 1999. The increase in net income resulted primarily from higher revenues because of the increased gas production, increased oil and gas prices, and the sale of certain South Texas properties in 2000.

     The following table discloses the net oil and gas production volumes, sales, and sales prices for each of the three years ended December 31, 2000, 1999, and 1998. The table is an integral part of the following discussion of results of operations for the periods 2000 compared to 1999 and 1999 compared to 1998.

                                                        % INCREASE             % INCREASE
                                               2000     (DECREASE)    1999     (DECREASE)    1998
                                              -------   ----------   -------   ----------   -------
Oil production volume (MBbls)...............    1,221        3%        1,183       (5)%       1,245
Oil sales revenue...........................  $33,106       81%      $18,316       34%      $13,677
Price per Bbl...............................  $ 27.11       75%      $ 15.48       41%      $ 10.99
Increase (decrease) in oil sales revenue due
  to:
  Change in prices..........................  $13,760                $ 5,590
  Change in production volume...............    1,030                   (951)
                                              -------                -------
          Total increase (decrease) in oil
            sales revenue...................  $14,790                $ 4,639
                                              =======                =======
Gas production volume (MMcf)................   12,934       30%        9,939       56%        6,383
Gas sales revenue...........................  $51,291      113%      $24,028       17%      $20,579
Price per Mcf...............................  $  3.97       64%      $  2.42      (25)%     $  3.22
Increase (decrease) in gas sales revenue due
  to:
  Change in prices..........................  $15,405                $(5,106)
  Change in production volume...............   11,858                  8,555
                                              -------                -------
          Total increase (decrease) in gas
            sales revenue...................  $27,263                $ 3,449
                                              =======                =======

  2000 compared to 1999

     Oil production increased slightly compared to 1999 because of increased production from Mississippi partially offset by lower oil production from the Gulf of Mexico. Oil production from Mississippi increased by 179,000 barrels, or 79%, during 2000 because of several new successful wells drilled during the year. The average oil price increased by 75% during 2000 compared to the prior year.

     Gas production increased by 30% during 2000 compared to 1999 primarily from gas produced from the Gulf of Mexico and South Texas. Gas production from the Gulf of Mexico increased by 2.1 Bcf, or 26%, and gas production from South Texas increased by 714,000 Mcf, or 42% during 2000. The increase resulted from several successful wells drilled during the year. The average gas price increased by 64% during 2000 compared to 1999.

     Other income increased by $11.9 million because we recorded a $12.4 million gain on the sale of certain South Texas properties in August 2000, partially offset by lower oil trading income.

     Operating expenses increased during the year 2000 compared to 1999, mainly due to the increased number of producing properties and an increase in workover expenses mostly related to West Cameron 170 and Eugene Island 135. Exploration expense increased by $108,000 during 2000 primarily because of slightly higher dry hole costs in the current year. Depreciation, depletion, and amortization expense increased by $196,000 during 2000 compared to the prior year largely as a result of increased production partially offset by lower finding costs per unit during the last three years. Impairment expense for the year 2000 primarily includes the costs for expired unproved properties compared to impairment expense for the year 1999 that included additional impairments for Main Pass 262 and two small onshore properties.

     Legal expenses decreased $780,000 or 53% mainly because of lower costs related to the Phillips litigation. We settled all of the Minerals Management Service issues and the minority stockholders litigation during the year. We reached two separate accords with the Minerals Management Service concerning the alleged underpayment of oil and gas royalties. The first agreement, reached in May 2000, concerned additional royalties asserted to be due on the settlement of litigation concerning a 1990 gas sales contract. Because of this agreement, we recorded an expense of $3.2 million in the first quarter of 2000. As to the second accord, we reached an agreement in October 2000 to settle the issues concerning oil transportation charges and oil exchange contracts for $2.2 million.

  1999 compared to 1998

     Oil revenue increased by $4.6 million in 1999 compared to the prior year primarily because of the 41% increase in the average price. Oil production from the three Gulf of Mexico platforms in the South Pass area decreased 161.3 MBbls because of depletion of reserves from existing wells. However, oil production from other Gulf of Mexico properties increased by 63.6 MBbls and partially offset the decrease from the South Pass area. In addition, oil production from Mississippi increased by approximately 37.0 MBbls. The net 5% reduction in oil production decreased total oil revenues by $951,000.

     Gas revenues for 1999 increased by $3.4 million largely because of the increase in gas production. Gas production from the offshore Gulf of Mexico increased by approximately 2.7 Bcf. Gas production from the South Texas Gulf Coast increased by approximately 0.8 Bcf. These volume increases, which resulted in about $8.6 million in additional revenue, were substantially offset by lower unit prices, which reduced revenues by approximately $5.1 million. The average price decreased because during the first half of 1998 we sold gas produced from South Pass block 89 under a gas sales contract at above market prices. We terminated the gas contract in July 1998.

     Interest income decreased $858,000 because of lower cash and investments balances throughout 1999 compared to 1998. Other income decreased because in August 1998 we received $49.8 million from Texas Eastern Transmission Corporation to terminate the South Pass block 89 gas sales contract.

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

     Exploration expenses decreased by $2.8 million, or 29%, because of lower dry hole costs and lower 3-D seismic costs incurred during 1999 compared to 1998. Depreciation, depletion and amortization expense increased because of an increase in the number of producing properties and an increase in production. However, because our per-unit finding and development costs decreased, our per-unit depreciation, depletion and amortization amounts decreased. In 1999, impairment of oil and gas properties decreased $2.3 million from the prior year. In 1998 we recorded a $2.5 million impairment charge on the South Pass block 89 property as a result of the termination of the gas sales contract.

     During the third quarter of 1998, we received a judgment against us for $18.0 million in the Phillips litigation. We recorded the judgment during the third quarter of 1998 and have continued to record interest on the judgment amount. In February 2000, we reached an agreement to settle litigation with the two minority shareholders of CKB & Associates, Inc. and CKB Petroleum, Inc. In addition, as part of the settlement agreement, we purchased their minority interest in the two subsidiaries in March 2000. We recorded the estimated expense portion of the settlement as a charge against income in the fourth quarter of 1999.

  Phillips Petroleum Litigation

     In 1977, Phillips Petroleum Company assigned its interest in South Pass 89, offshore Louisiana, to OKC Limited Partnership, predecessor to Remington Oil and Gas Corporation. The assignment was accomplished through a farmout agreement in which Phillips retained a 33% net profits interest. Phillips had obtained, through a predecessor corporation, the lease from the Minerals Management Service, which only granted rights to oil and gas from production. Paragraph IV of the farmout states that Phillips' net profits shall be "thirty-three percent (33%) of one-fourth (1/4) of eight-eighths (8/8)" of production. Paragraph IV (a) states that Phillips "shall look exclusively to the oil, gas, condensate, and other hydrocarbons, ... produced from the subject lease for the satisfaction and realization of the net profits interest." Subparagraph IV (d) (4) states the net profits account shall be credited with "an amount equal to the proceeds of all judgments and claims collected on account of its ownership of the subject lease." Subparagraph IV (d) (5) states the net profits account shall be credited with "an amount equal to all monies and things of value received by or inuring to the benefit by virtue of its ownership interest in the subject lease" of Remington. The interpretation of Paragraph IV and its subparagraphs has been the primary subject of the recent litigation between Phillips and us. Our claim, upheld by the trial court and the appellate court, is that Phillips can look only to actual production for satisfaction of the net profits interest according to the clear language of Paragraph IV. It is our position that Subparagraphs IV (d) (4) and (5) merely define types of production to be credited to the net profits account. Phillips claims that Subparagraphs IV (d) (4) and (5) should stand alone and not as subsets of Paragraph IV and entitle Phillips to amounts received by us regardless of whether they represent revenues from or associated with production from the lease. We believe that if Phillips, as drafter of the farmout agreement, intended Subparagraphs IV (d) (4) and (5) to be so controlling, no reference to production would have been necessary in the farmout.

     The current litigation between Phillips and us involves three issues related to the interpretation of Paragraph IV and its subparagraphs -- the TETCO issue, the Overriding Royalty issue, and the Pipeline Tariff issue detailed below.

          TETCO -- We entered into a gas purchase agreement with TETCO in 1982 dedicating our gas from South Pass 89 to TETCO for specified prices. In 1989, TETCO sued us claiming the contract was terminated. In November of 1990, we settled with TETCO and received $69.6 million to "settle all causes of action, claims and controversies between them pertaining to the Litigation." Furthermore, we agreed to a new contract price for gas sold to TETCO in exchange for its agreement to drop its legal challenges to the gas contract. TETCO also paid us an additional $5.4 million (over and above the $69.6 million) for past production which we credited to the net profits account. This payment has not been subject to any litigation. In May of 1991, we allocated $5.8 million of the $69.6 million as production to the net profits account. Phillips claims the remaining $63.8 million should have been credited to the net profits account. After a three week trial in 1997, the Louisiana trial court ruled that we should have credited $41.2 million to the net profits account as proceeds from production and thus owed an additional $9.3 million plus interest to Phillips. As part of its ruling, the trial court supported our claim that Phillips could only look to actual production for its net profits interest and that the remaining $28.4 million of the TETCO payment was for settlement of Remington's counterclaims against TETCO. Phillips appealed this ruling and on December 15, 2000, the Court of Appeal upheld the trial court's opinion.

          Overriding Royalty -- Phillips claimed that in months when no net profits are achieved, its net profits interest should revert to an overriding royalty. We claimed that once net profits are achieved, Phillips' net profits interest does not revert to an overriding royalty until cumulative net profits are depleted. The trial court ruled in Phillips favor and awarded Phillips $1.6 million plus interest. We appealed this issue, but the appellate court upheld the trial court's ruling. We will not appeal the issue further.

          Pipeline Tariff -- The farmout agreement allows transportation costs to be charged to the net profits account. Initially, Marathon constructed and operated the oil pipeline from the South Pass complex to Venice, Louisiana, and charged us a tariff of $2.75 per barrel for transportation. This tariff was charged to the net profits account with no complaint from Phillips from inception of production in 1982 until 1989. In 1985, CKB Petroleum, Inc. purchased an interest in the pipeline and entered into a 20-year transportation agreement with us to transport all of our oil for $2.75 per barrel. Before CKB Petroleum purchased its interest, Phillips was given the right to purchase the interest under a preferential right clause of the pipeline operating agreement, but declined to do so. Phillips claims that we should charge only a lesser amount which Phillips claims was our "actual cost" of transportation not what we paid to CKB Petroleum, Inc.. Phillips has tried to claim that we somehow profited from charging the net profits account with the tariff amount that we paid to CKB Petroleum. Such a charge was clearly permitted by the farmout agreement. The trial court dismissed this claim. On December 15, 2000, the Court of Appeal upheld the trial court's opinion on this issue. The $2.75 per barrel tariff has been the market rate for the pipeline for us and our partners from inception through the trial date.

     The total judgment awarded by the trial court in 1998 including interest was $18.0 million. We recorded an $18.0 million charge to income in the third quarter of 1998 and continue to accrue interest on this liability each quarter. The present total liability is $19.7 million. Currently, we have $9.0 million in restricted cash set aside for this litigation.

     Phillips has filed an application for a supervisory writ with the Louisiana Supreme Court to which we have filed a response. In the application Phillips has presented no new facts and no new issues of policy, law or equity. The Supreme Court may refuse to hear the case. If the Supreme Court grants the application it will, in all probability, be several months before the case is briefed and heard by the Supreme Court on the merits and possibly several more months before a decision rendered. After the Supreme Court issues a final ruling on the case, or refuses to hear the case, it is likely, depending on the ruling, that various elements will be remanded to the trial court to resolve certain technical issues in accordance with the court rulings. It may take several months to resolve these issues in the trial court. When the litigation is concluded and the amount of our liability is finally determined, we intend to use a combination of cash, debt financing, and/or property sales to fulfill the amount of any judgment. We believe that there will be sufficient time from final determination by the appellate court of last resort and a final determination by the trial court on remand to allow us to make provision for any required payment. Final resolution of this matter through the courts may take up to several years.

     In August of 1998, we terminated the TETCO gas contract and received $49.8 million. Phillips has claimed that this full $49.8 million payment should be credited to the net profits account. Litigation on this issue was initiated in Collin County, Texas, and subsequently stayed pending the resolution of all the appeals in Phillips' Louisiana suit. Based on the trial court and appellate court opinions stating that Phillips can look only to production for its net profits interest, we anticipate that this case will be dismissed or resolved through summary proceedings. Total liability for this claim would be $16.4 million plus statutory interest until the date of settlement. The trial and any appeals regarding this issue, if necessary, could take an additional two years to resolve once the current Louisiana litigation is concluded.

     We have settled similar issues with the Minerals Management Service. On a pro-rata basis, such settlements are for amounts that are significantly lower than the amounts claimed by Phillips, and also lower than the amounts awarded by the courts.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements." This bulletin, which provides guidance on applying accounting principles generally accepted in the United States to revenue recognition, does not have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk sensitive instrument at December 31, 2000, is a revolving line of credit from a bank. At December 31, 2000, the unpaid principal balance under the line was $27.4 million. The interest rate on this debt is sensitive to market fluctuations, however we do not believe that significant fluctuations in the market interest have a material effect on our consolidated financial position, results of operations, or cash flow from operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants....................   16
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   17
Consolidated Statements of Income for 2000, 1999, and
  1998......................................................   18
Consolidated Statements of Stockholders' Equity for 2000,
  1999, and 1998............................................   19
Consolidated Statements of Cash Flows for 2000, 1999, and
  1998......................................................   20
Notes to Consolidated Financial Statements..................   21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Stockholders and Board of Directors of
Remington Oil and Gas Corporation

     We have audited the accompanying balance sheets of Remington Oil and Gas Corporation ("the Company"), a Delaware corporation, as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Remington Oil and Gas Corporation as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas
March 6, 2001

                       REMINGTON OIL AND GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                      ASSETS

Current assets
  Cash and cash equivalents.................................  $  18,131   $   4,356
  Restricted cash and cash equivalents......................      2,592      11,042
  Accounts receivable -- oil and gas........................     17,161       6,148
  Accounts receivable -- other..............................      3,981         273
  Prepaid expenses and other current assets.................      2,375       2,054
                                                              ---------   ---------
          Total current assets..............................     44,240      23,873
                                                              ---------   ---------
Properties
  Oil and gas properties (successful-efforts method)........    336,558     275,690
  Other properties..........................................      2,701       2,862
  Accumulated depreciation, depletion and amortization......   (201,506)   (183,971)
                                                              ---------   ---------
          Total properties..................................    137,753      94,581
                                                              ---------   ---------
Other assets
  Cash collateral for Phillips judgment.....................      9,000          --
  Other assets..............................................      1,481         872
                                                              ---------   ---------
          Total other assets................................     10,481         872
                                                              ---------   ---------
          Total assets......................................  $ 192,474   $ 119,326
                                                              =========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses.....................  $  25,273   $   5,181
  Phillips judgment.........................................         --      18,894
  Short-term notes payable and current portion of long-term
     note payable...........................................      7,229       4,067
                                                              ---------   ---------
          Total current liabilities.........................     32,502      28,142
                                                              ---------   ---------
Long-term liabilities
  Phillips judgment.........................................     19,733          --
  Notes payable.............................................     24,685      27,526
  Convertible subordinated notes payable....................      5,880       5,950
  Other long-term payables..................................      6,966       1,598
                                                              ---------   ---------
          Total long-term liabilities.......................     57,264      35,074
                                                              ---------   ---------
          Total Liabilities.................................     89,766      63,216
                                                              ---------   ---------
Commitments and contingencies (Note 9 and Note 12)
Minority interest in subsidiaries...........................         --          56
Stockholders' equity
  Preferred stock, $0.01 par value, 25,000,000 shares
     authorized, Shares issued -- none
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 21,598,605 shares issued and 21,564,246
     shares outstanding in 2000, 21,491,170 shares issued
     and 21,285,195 shares outstanding in 1999..............        216         213
  Additional paid-in capital................................     45,897      44,273
  Retained earnings.........................................     56,595      11,568
                                                              ---------   ---------
          Total stockholders' equity........................    102,708      56,054
                                                              ---------   ---------
          Total liabilities and stockholders' equity........  $ 192,474   $ 119,326
                                                              =========   =========

          See accompanying Notes to Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2000      1999      1998
                                                              --------   -------   -------
Revenues
  Oil sales.................................................  $ 33,106   $18,316   $13,677
  Gas sales.................................................    51,291    24,028    20,579
  Interest income...........................................     1,442       724     1,582
  Other income..............................................    14,261     2,362    51,851
                                                              --------   -------   -------
Total revenues..............................................   100,100    45,430    87,689
                                                              --------   -------   -------
Costs and expenses
  Operating costs and expenses..............................     8,465     6,978     5,861
  Transportation expense....................................       313       329     2,654
  Net profits interest expense..............................     1,753     1,492     3,600
  Exploration expenses......................................     6,833     6,725     9,497
  Depreciation, depletion and amortization..................    20,976    20,780    19,964
  Impairment of oil and gas properties......................       859     1,883     4,154
  General and administrative................................     5,100     4,790     4,782
  Legal expense.............................................       685     1,465       552
  Royalty settlement........................................     5,416        --        --
  Minority interest settlement..............................        --       442        --
  Phillips judgment.........................................        --        --    17,950
  Interest and financing expense............................     4,561     4,552     4,302
                                                              --------   -------   -------
Total costs and expenses....................................    54,961    49,436    73,316
                                                              --------   -------   -------
Income (loss) before taxes..................................    45,139    (4,006)   14,373
  Income taxes..............................................       100      (273)      756
  Minority interest.........................................        (5)      (30)       --
                                                              --------   -------   -------
Net income (loss)...........................................  $ 45,044   $(3,703)  $13,617
                                                              ========   =======   =======
Basic income (loss) per share...............................  $   2.10   $ (0.17)  $  0.67
                                                              ========   =======   =======
Diluted income (loss) per share.............................  $   1.99   $ (0.17)  $  0.66
                                                              ========   =======   =======

          See accompanying Notes to Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                              COMMON STOCK
                                    ---------------------------------
                                     CLASS A     CLASS B     COMMON     ADDITIONAL
                                    $1.00 PAR   $1.00 PAR   $0.01 PAR    PAID IN     RETAINED   TREASURY
                                      VALUE       VALUE       VALUE      CAPITAL     EARNINGS    STOCK
                                    ---------   ---------   ---------   ----------   --------   --------
Balance December 31, 1997.........   $ 3,250    $ 17,553      $ --       $25,197     $ 1,752    $(3,465)
Net income (loss).................                                                    13,617
Common stock issued...............                    27                     156
Treasury stock issued.............                                                                  305
Merger and exchange of common
  stock...........................    (3,250)    (17,580)      213        18,764                  3,160
                                     -------    --------      ----       -------     -------    -------
Balance December 31, 1998.........        --          --       213        44,117      15,369         --
                                     -------    --------      ----       -------     -------    -------
Net income (loss).................                                                    (3,703)
Common stock issued...............                                           156
Dividends paid to minority
  stockholders....................                                                       (98)
                                     -------    --------      ----       -------     -------    -------
Balance December 31, 1999.........        --          --       213        44,273      11,568         --
                                     -------    --------      ----       -------     -------    -------
Net income (loss).................                                                    45,044
Common stock issued...............                               3         1,624
Dividends paid to minority
  stockholders....................                                                       (17)
                                     -------    --------      ----       -------     -------    -------
Balance December 31, 2000.........   $    --    $     --      $216       $45,897     $56,595    $    --
                                     =======    ========      ====       =======     =======    =======

          See accompanying Notes to Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flow provided by operations
Net income (loss)...........................................  $ 45,044   $ (3,703)  $ 13,617
Adjustments to reconcile net income
  Depreciation, depletion and amortization..................    20,976     20,780     19,964
  Amortization of deferred charges..........................       334        752        254
  Impairment of oil and gas properties......................       859      1,883      4,154
  Dry hole costs............................................     5,557      5,187      5,222
  Minority interest in net income of subsidiaries...........        (5)       (30)        --
  Stock issued to directors and employees for
     compensation...........................................       174        156        488
  Royalty settlement........................................     5,416         --         --
  (Gain) on sale of properties..............................   (12,640)      (218)      (111)
  Deferred income tax expense...............................        --         --        323
Changes in working capital
  (Increase) decrease in accounts receivable................   (14,745)    (3,230)     3,133
  (Increase) decrease in prepaid expenses and other current
     assets.................................................       344       (183)       296
  Increase in accounts payable and accrued expenses.........    19,199         78     15,554
  (Increase) in deferred charges............................        --         --       (104)
  (Increase) in restricted cash.............................      (550)    (2,292)    (8,750)
                                                              --------   --------   --------
Net cash flow provided by operations........................    69,963     19,180     54,040
                                                              --------   --------   --------
Cash from investing activities
  Payments for capital expenditures.........................   (72,678)   (26,209)   (40,155)
  Cash acquired in merger with S-Sixteen Holding Company and
     Subsidiaries...........................................        --         --         79
  Principal repayments -- S-Sixteen Holding Company.........        --         --      1,432
  Proceeds from property sales..............................    15,167        298        495
                                                              --------   --------   --------
Net cash (used in) investing activities.....................   (57,511)   (25,911)   (38,149)
                                                              --------   --------   --------
Cash from financing activities
  Proceeds from notes payable and long-term accounts
     payable................................................    10,630     30,628      7,813
  Payments on notes payable and long-term accounts
     payable................................................    (9,811)   (37,933)    (7,400)
  Commitment fee on line of credit..........................        --       (528)        --
  Exercised stock options...................................       521         --         --
  Issuance costs for exchange of common stock...............        --         --     (1,838)
  Dividends paid to minority interest holders...............       (17)       (98)        --
                                                              --------   --------   --------
Net cash provided by (used in) financing activities.........     1,323     (7,931)    (1,425)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    13,775    (14,662)    14,466
  Cash and cash equivalents at beginning of period..........     4,356     19,018      4,552
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $ 18,131   $  4,356   $ 19,018
                                                              ========   ========   ========
Cash paid for interest......................................  $  4,338   $  2,577   $  3,879
                                                              ========   ========   ========
Cash paid (received) for taxes..............................  $    100   $   (327)  $    433
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

NOTE 2 -- CONSOLIDATION OF SUBSIDIARIES

     We own the following subsidiaries: CKB Petroleum, Inc., CKB & Associates, Inc., Box Brothers Realty Investments Company, CB Farms, Inc., and Box Resources, Inc. We eliminated all inter-company transactions and account balances for the periods of consolidation. The primary operating subsidiary, CKB Petroleum, Inc., acquired in December 1998, owns an undivided interest in a pipeline that transports oil from our South Pass blocks, offshore Gulf of Mexico, to Venice, Louisiana.

NOTE 3 -- CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Cash equivalents consist of liquid investments that mature within three months or less when purchased. Our cash equivalents include investment grade commercial paper and institutional money market funds. We record cash equivalents at cost, which approximates their market value at the balance sheet date.

     Our restricted cash is collateral for various bonds in favor of the Minerals Management Service relating to audit issues and qualifications as lessees and/or operators on various properties. In January 2001, $3.6 million of the bonds were cancelled after we paid the Minerals Management Service for the settlement of MMS audit issues, resulting in a release back to us of $1.8 million of related cash collateral. In addition, we have set aside $9.0 million with a surety company as collateral for the suspensive appeal bond for the Phillips litigation. This amount is classified as a non-current asset.

NOTE 4 -- OIL AND GAS PROPERTIES, ACCOUNTING METHODS, COSTS, PROVED RESERVES AND VALUE BASED INFORMATION

     We use the successful-efforts method to account for oil and gas exploration and development expenditures. Under this method, we record the expenditures for leasehold acquisitions, tangible equipment, and intangible drilling costs for an individual oil and gas property as an asset. In addition, if the construction cost of an offshore platform is significant, we record an allocated portion of the interest expense incurred during the construction period as part of the oil and gas property cost. No interest expense has been capitalized in 2000.

                       REMINGTON OIL AND GAS CORPORATION

     The following table summarizes the capitalized costs on our oil and gas properties, all of which are located in the United States.

                                                        AT DECEMBER 31,
                              -------------------------------------------------------------------
                                            2000                               1999
                              --------------------------------   --------------------------------
                               PROVED     UNPROVED     TOTAL      PROVED     UNPROVED     TOTAL
                              ---------   --------   ---------   ---------   --------   ---------
                                                        (IN THOUSANDS)
Onshore.....................  $  46,618   $ 2,125    $  48,743   $  38,373   $ 4,991    $  43,364
Offshore....................    272,680    15,135      287,815     222,803     9,523      232,326
                              ---------   -------    ---------   ---------   -------    ---------
Total.......................    319,298    17,260      336,558     261,176    14,514      275,690
Accumulated depreciation,
  Depletion and
  amortization..............   (199,451)       --     (199,451)   (182,139)       --     (182,139)
                              ---------   -------    ---------   ---------   -------    ---------
Net oil and gas
  properties................  $ 119,847   $17,260    $ 137,107   $  79,037   $14,514    $  93,551
                              =========   =======    =========   =========   =======    =========

     We accumulate the expenditures incurred in drilling exploratory wells as work in process until we determine whether the well has encountered commercial oil and gas reserves. If the well has encountered commercial reserves, we transfer the accumulated cost to oil and gas properties; otherwise, we charge the accumulated cost, net of salvage value, to dry hole expense. If the well has encountered commercial reserves but cannot be classified as proved within one year after discovery, then we consider the well to be impaired, and we charge to expense the capitalized costs (net of any salvage value) of drilling the well. We record expenditures for geological, geophysical or other prospecting costs as exploration expenses on the income statement when incurred. The following table presents a summary of our oil and gas expenditures during the last three years.

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                  (UNAUDITED, IN THOUSANDS)
Unproved acquisition costs..................................   $13,057     $ 2,732     $11,160
Proved acquisition costs....................................   $ 1,779     $   379     $ 5,353
Exploration costs...........................................   $38,224     $17,535     $23,279
Development costs...........................................   $21,249     $ 7,007     $ 4,318

     We amortize the capitalized cost of each oil and gas property using the units-of-production method. To calculate the cost per unit we divide the leasehold costs by total proved reserves and the costs for wells, platforms, and other equipment by proved developed reserves. We classify as proved developed oil and gas reserves that do not require significant additional cost, such as a new well or major sidetrack. We then multiply the cost per unit by the actual production and charge the result to depreciation, depletion and amortization expense. Gas reserves are converted at a ratio of 6 Mcf to 1 barrel of oil.

     Future dismantlement, restoration and abandonment costs include the estimated costs to dismantle, restore, and abandon our offshore platforms, wells, and related facilities. As of December 31, 2000, the total estimated liability of our future dismantlement and restoration costs is $6.9 million. We record the liability over the life of the property using the units-of-production method and record the expense as a component of depreciation, depletion and amortization expense. The accrued liability at December 31, 2000 and 1999, was $4.6 million and $4.0 million, respectively.

     Periodically, if there is a large decrease in oil and gas reserves or production on a property, or if a dry hole is drilled on or near one of our properties we will review the properties for impairment. In addition, significant decreases in oil and gas prices may also indicate that a property has become impaired. If the net book value of a property is greater than the estimated undiscounted future net cash flow from the same property, the property is considered impaired. The impairment expense is equal to the difference between the net book value

                       REMINGTON OIL AND GAS CORPORATION
and the fair value of the asset. We estimate fair value by discounting, at an appropriate rate, the future net cash flows from the property. In addition, we assess the capitalized costs of unproved properties periodically to determine whether their value has been impaired below the capitalized costs. We recognize a loss to the extent that such impairment is indicated. In making these assessments, we consider factors such as exploratory drilling results, future drilling plans, and lease expiration terms. We recognized impairment expenses as follows in the table below:

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                              2000    1999     1998
                                                              ----   ------   ------
                                                                  (IN THOUSANDS)
Unproved properties.........................................  $811   $  794   $1,176
Proved properties...........................................    48    1,089    2,978
                                                              ----   ------   ------
Total impairment expense....................................  $859   $1,883   $4,154
                                                              ====   ======   ======

     The impairment expense on proved properties for all three years primarily resulted from inadequate oil and gas reserves or a significant decrease in oil and gas production from the specific property. The expense in 1999 included an impairment of $852,000 for the platform located on Main Pass block 262 and the expense in 1998 included $2.5 million from South Pass block 89 because of the reduction in estimated undiscounted future net cash flow caused by the termination of the long-term gas sales contract for that property.

     The estimates of oil and gas reserves were prepared by the independent engineering and consulting firms of Netherland, Sewell & Associates, Inc. for the year 2000 and by Netherland, Sewell & Associates, Inc. and Miller and Lents, Ltd. for the previous two years. The determination of these reserves is a complex and interpretative process that is subject to continued revision as additional information becomes available. In many cases, a relatively accurate determination of reserves may not be possible for several years due to the time necessary for development drilling, testing and studies of the reservoirs.

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

                                                             AT DECEMBER 31,
                                           ----------------------------------------------------
                                                 2000              1999              1998
                                           ----------------   ---------------   ---------------
                                            OIL       GAS      OIL      GAS      OIL      GAS
                                            BBLS      MCF      BBLS     MCF      BBLS     MCF
                                           ------   -------   ------   ------   ------   ------
                                                        (UNAUDITED, IN THOUSANDS)
Beginning of period......................   7,177    65,508    5,519   52,709    4,451   36,543
  Revisions of previous estimates........     111     1,070    1,173    3,340      850    6,533
  Extensions, discoveries and other......   5,028    44,528    1,668   19,580    1,311   10,958
  Reserves purchased.....................      35       294       --       --      152    5,058
  Reserves sold..........................    (760)   (9,816)      --     (182)      --       --
  Production.............................  (1,221)  (12,934)  (1,183)  (9,939)  (1,245)  (6,383)
                                           ------   -------   ------   ------   ------   ------
End of period............................  10,370    88,650    7,177   65,508    5,519   52,709
                                           ======   =======   ======   ======   ======   ======
Proved developed reserves................   5,345    71,995    5,593   56,742    3,605   33,680

     The proved developed and undeveloped reserves and standardized measure of discounted future net cash flows associated with South Pass block 89 are burdened by a 33% net profits interest. The reserves included in the above table include our full net ownership interest without any reduction for the net profits interest. We

                       REMINGTON OIL AND GAS CORPORATION
treat the net profits interest as an operating expense rather than a reduction in proved reserves. Please see Note 12 -- Net Profits Expense and Phillips Litigation for a more detailed discussion about the net profit interest.

     The following tables represent value-based information about our proved oil and gas reserves. The standardized measure of discounted future net cash flows results from the application of specific criteria applicable to the value-based disclosures of all oil and gas reserves in the industry. Due to the imprecise nature of estimating oil and gas reserve quantities and the uncertainty of future economic conditions, we cannot make any representation about interpretations that may be made or what degree of reliance that may be placed on this method of evaluating proved oil and gas reserves.

     We compute future cash revenue by multiplying the year-end commodity prices by the proved oil and gas reserves. Future production and development costs include the estimated costs to produce or develop the proved reserves based primarily on historical costs. We calculated the future net profits expense by multiplying the net profit percentage by the future revenue less production and development costs on South Pass block 89. We estimated future income tax expense on a year-by-year basis by applying the current tax rate to the future net cash flow from all properties. Finally, we discounted the future net cash flow, after tax, by 10% per year to arrive at the standardized measure of discounted future net cash flows presented below.

                                                                      AT DECEMBER 31,
                                                              --------------------------------
                                                                 2000        1999       1998
                                                              ----------   --------   --------
                                                                 (UNAUDITED, IN THOUSANDS)
Oil and natural gas revenues................................  $1,111,238   $308,063   $160,416
Production costs............................................     (96,847)   (47,243)   (31,474)
Development costs...........................................     (75,995)   (25,603)   (30,665)
Net Profits expense.........................................     (15,059)    (7,267)    (3,453)
Income tax expense..........................................    (287,959)   (49,843)    (7,888)
                                                              ----------   --------   --------
Net cash flow...............................................     635,378    178,107     86,936
10% annual discount.........................................    (176,729)   (51,239)   (23,469)
                                                              ----------   --------   --------
Standardized measure of discounted future net cash flow.....  $  458,649   $126,868   $ 63,467
                                                              ==========   ========   ========

     The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows from year to year.

                                                                      AT DECEMBER 31
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
                                                                 (UNAUDITED, IN THOUSANDS)
Standardized measure of discounted cash flows at beginning
  of year...................................................  $ 126,868   $ 63,467   $ 93,838
Sales and transfers of oil and natural gas produced, net of
  production costs and net profits expense..................    (73,866)   (33,393)   (24,796)
Net changes in prices and production costs..................    268,139     50,133    (77,769)
Net changes in estimated development costs..................     (7,973)     1,746      1,274
Net changes in estimated net profits expense................     (7,139)    (5,306)    17,624
Net changes in income tax expense...........................   (175,031)   (28,504)     8,208
Extensions, discoveries and improved recovery less related
  costs.....................................................    314,747     44,823     11,625
Proved oil and gas reserves purchased.......................      2,888         --      5,050
Proved oil and gas reserves sold............................    (26,016)      (111)        --
Development costs incurred during the year..................     21,249      7,007      4,318
Revisions of previous quantity estimates....................      8,274     25,122     18,673
Other changes...............................................     (6,178)    (4,463)    (3,962)
Accretion of discount.......................................     12,687      6,347      9,384
                                                              ---------   --------   --------
Standardized measure of discounted future net cash flows end
  of year...................................................  $ 458,649   $126,868   $ 63,467
                                                              =========   ========   ========

                       REMINGTON OIL AND GAS CORPORATION

NOTE 5 -- OTHER PROPERTIES

     Other properties include improvements on the leased office space and office computers and equipment. The company depreciates these assets using the straight-line method over their estimated useful lives that range from 3 to 12 years.

NOTE 6 -- OTHER ASSETS

     Other assets include the net unamortized origination fees and a long-term account receivable. The origination fees include fees paid for the 8 1/4% Convertible Subordinated Notes and the bank line of credit. Both are amortized on a straight-line basis over the term of the debt. We charge the amortized amount to interest and financing costs. The long-term account receivable is CKB Petroleum's claim under Collateral Assignment Split Dollar Insurance Agreements among CKB Petroleum and Don D. Box (an officer and director) and two of his brothers.

NOTE 7 -- MINORITY INTEREST IN SUBSIDIARIES

     Two individuals owned a combined 5.8824% interest in two of our subsidiaries, CKB Petroleum, Inc. and CKB & Associates, Inc. The two subsidiaries were acquired when we merged with S-Sixteen Holding Company in December 1998. The minority interest liability reflects their percentage of the total combined equity in the two subsidiaries. In February 2000, we reached an agreement to settle certain litigation claims by the minority interest owners and purchased their minority interests in the two subsidiaries. In connection with the settlement of the litigation, we recorded $442,000 as a settlement expense in December 1999.

NOTE 8 -- NOTES PAYABLE AND OTHER LONG-TERM PAYABLES

     In February 1999 we obtained a $50.0 million line of credit with a bank. The following schedule reflects certain information about the line of credit for the last two years.

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Borrowing base..............................................  $35,000   $32,000
Outstanding balance (including current maturities)..........   27,428    30,028
Letters of credit issued....................................       --     1,788
                                                              -------   -------
Available amount............................................  $ 7,572   $   184
                                                              =======   =======

     We pledged our oil and gas properties as collateral for this line of credit. We accrue and pay interest at varying rates based on premiums ranging from 1.625 to 2.375 percentage points over the London Interbank Offered Rates. Interest only is payable quarterly through September 30, 2001. If the line is not extended or renegotiated, the loans under the line of credit convert to term loans on October 1, 2001, and principal payments will be scheduled as follows:
2001 -- $2.7 million; 2002 -- $11.0 million; 2003 -- $11.0 million; 2004 -- $2.7 million. Unless renegotiated or extended, the line expires March 1, 2004.

     The most significant financial covenants in the line of credit include, among others, maintaining a minimum current ratio of 1.0 to 1.0 excluding any liabilities associated with the Phillips Petroleum Company litigation, a minimum tangible net worth of $55.0 million plus 50% of future net income and 100% of any non-redeemable preferred or common stock offerings, maximum debt to EBITDA of 3.0 to 1.0, and interest coverage of 3.0 to 1.0. Additionally, certain adverse outcomes of the Phillips litigation could constitute an event of default. See Note 12.

                       REMINGTON OIL AND GAS CORPORATION

     In December 1992, we issued $55.1 million of 8 1/4% Convertible Subordinated Notes. The notes mature December 1, 2002, and may convert into shares of common stock at the election of the note-holder any time before maturity, unless previously redeemed. Interest is payable semiannually on June 1 and December 1. We may redeem all or a portion of the notes any time after December 1, 2000, at 101.65% of the face amount. The redemption price decreases
 .825% on December 1, 2001. The notes are unsecured and subordinate to existing and future senior indebtedness.

     The indenture for the notes requires us to make an offer to purchase the notes if a "change in control" occurs. The purchase price is the total of the par value plus accrued interest through the date of purchase. As a result of this "change in control" provision we repurchased $16.7 million of the notes outstanding in October 1997 and $32.4 million of the notes outstanding in February 1999.

     Other long-term payables include amounts payable under the MMS settlement agreement concerning the TETCO issue.

     We estimate that the combined fair value of our bank debt and 8 1/4% Convertible Subordinated Notes, including the current maturities of such obligations, is approximately $34.0 million at December 31, 2000 and $35.5 million at December 31, 1999. We based the fair value on broker estimates for our convertible notes and on current rates available for our bank debt. The book value of our other long-term indebtedness approximates fair value.

NOTE 9 -- COMMITMENTS AND CONTINGENT LIABILITIES

     We lease approximately 17,000 square feet of office space in Dallas Texas. The non-cancelable operating lease expires in April 2008. The following table reflects our rent payments for the past three years and the commitment for the future minimum rental payments.

YEAR                                                          RENT
----                                                       ----------
1998.....................................................  $  474,000
1999.....................................................  $  407,000
2000.....................................................  $  407,000
2001.....................................................  $  433,000
2002.....................................................  $  441,000
2003.....................................................  $  441,000
2004.....................................................  $  441,000
2005.....................................................  $  479,000
Remaining commitment.....................................  $1,107,000

     We are defendants in litigation with Phillips Petroleum Company concerning their net profits interest ownership in South Pass block 89. We discuss this litigation in more detail in Note 12 -- Net Profits Expense and Phillips Litigation.

  Minerals Management Service Issues

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

          TETCO -- MMS initially claimed that the full 1990 TETCO payment of $69.6 million should be subject to royalty of 16.67%. This is identical to Phillips' demand that this $69.6 million payment should

                       REMINGTON OIL AND GAS CORPORATION
     all have been allocated to their net profits account as detailed in Note
     12. After a review of the facts, MMS concluded, as did the trial court and the appellate court in the Phillips litigation, that $41.2 million of the $69.6 million should have been allocated to production and thus royalty was due on that amount. This claim was settled for $4.8 million in additional royalties to be paid over three years. Because of this settlement, we recorded a $3.2 million expense in the first quarter of 2000 net of Phillips' net profits interest.

          In the settlement agreement, MMS agreed that, based on federal law, no royalty would be due on the $49.8 million termination payment received from TETCO by us in July of 1998, as it was not from production. Phillips, in the Collin County, Texas, action on the same matter, claims that this payment should be allocated to the net profits agreement as detailed in
     Note 12.

          Pipeline Tariff -- MMS has claimed that since CKB Petroleum, Inc. was an affiliated entity of the company, we could not charge MMS our actual cost of $2.75 per barrel for transportation of their oil, but could only charge the operator's actual operating charges to CKB Petroleum. We documented to the MMS that $2.75 per barrel was the actual cost to us and our public shareholders, that costs to CKB Petroleum were significantly more than the operating charges from the pipeline operator, and that the $2.75 per barrel was approved by FERC. Phillips has made a similar claim which was dismissed by the trial court. This dismissal was affirmed by the Court of Appeal.

          Exchange Agreement -- MMS claimed underpayment of royalty since 1998 on certain oil sold from South Pass 89 complex through exchange agreements. This underpayment claim arises from a rule change by MMS in 1998. We began crediting MMS with the value of the exchanges in May of 1999 as set pursuant to their new rule. Phillips was paid net profits on these exchange agreements.

          We agreed with the MMS to settle these last two issues concurrently for a total payment by Remington of $2.2 million. This $2.2 million is reflected as an expense in the third quarter of 2000. A related reduction of approximately $421,000 in the net profits expense partially offsets this charge. Of the $2.2 million, we have allocated approximately $1.4 million as applicable to the exchange agreement issue and the remainder as applicable to the pipeline tariff issue.

     We have no other material pending legal proceedings other than the litigation mentioned above. Other than certain possible outcomes of the Phillips litigation, it is our opinion that any adverse judgments or results would not have a material adverse effect on our financial position or results of operation.

NOTE 10 -- COMMON STOCK, PREFERRED STOCK AND DIVIDENDS

     In 1998, we increased the number of authorized common stock shares to 100.0 million and authorized 25.0 million shares of "blank check" preferred stock. The par value of the common stock and preferred stock is $0.01 per share. The board of directors can approve the issue of multiple series of preferred stock and set different terms, voting rights, conversion features, and redemption rights for each distinct series of the preferred stock.

     We have reserved approximately 3.0 million shares of common stock for our stock option plan and for our non-employee director stock purchase plan, which are discussed in more detail in Note 13 -- Employee and Director Compensation Plans. Additionally, we reserved 200,000 shares for a warrant issued in connection with our acquisition of S-Sixteen Holding Company in December 1998.

     Dividend payments are currently prohibited by our line of credit agreement. In addition, if we pay dividends in excess of 2% of the market price per share during a calendar quarter, the conversion price of the 8 1/4% Convertible Subordinated Notes will be adjusted proportionately.

                       REMINGTON OIL AND GAS CORPORATION

NOTE 11 -- OIL AND GAS REVENUES

     We recognize oil and gas revenue in the month of actual production. Our actual sales have not been materially different from our entitled share of production and we do not have any significant gas imbalances. In 2000, sales by a gas marketing company accounted for approximately 50% of our total oil and gas revenue. In addition, we sold approximately 51% of our total oil production to one company during the year, which accounted for approximately 21% of our total oil and gas revenues in 2000. We do not believe that losing services or sales from either of these companies would have a material adverse effect on us.

NOTE 12 -- NET PROFITS EXPENSE AND PHILLIPS LITIGATION

     We pay Phillips Petroleum Company 33% of the "net profits," as defined in the farm-out agreement, from South Pass block 89. The following table summarizes the net profits expense calculation:

                                                           FOR YEARS ENDED DECEMBER 31,
                                                          ------------------------------
                                                            2000       1999       1998
                                                          --------   --------   --------
                                                                  (IN THOUSANDS)
Oil and natural gas revenue (net of transportation).....  $ 7,846    $ 6,611    $13,434
Operating, overhead, and capital expenditures...........   (2,534)    (2,090)    (2,525)
                                                          -------    -------    -------
"Net profit" from South Pass block 89...................  $ 5,312    $ 4,521    $10,909
                                                          =======    =======    =======
          Net profit expense (at 33%)...................  $ 1,753    $ 1,492    $ 3,600
                                                          =======    =======    =======

     In 1977, Phillips Petroleum Company assigned its interest in South Pass 89, offshore Louisiana, to OKC Limited Partnership, predecessor to Remington Oil and Gas Corporation. The assignment was accomplished through a farmout agreement in which Phillips retained a 33% net profits interest. Phillips had obtained, through a predecessor corporation, the lease from the Minerals Management Service, which only granted rights to oil and gas from production. Paragraph IV of the farmout states that Phillips' net profits shall be "thirty-three percent (33%) of one-fourth (1/4) of eight-eighths (8/8)" of production. Paragraph IV
(a) states that Phillips "shall look exclusively to the oil, gas, condensate, and other hydrocarbons, ... produced from the subject lease for the satisfaction and realization of the net profits interest." Subparagraph IV (d) (4) states the net profits account shall be credited with "an amount equal to the proceeds of all judgments and claims collected on account of its ownership of the subject lease." Subparagraph IV (d) (5) states the net profits account shall be credited with "an amount equal to all monies and things of value received by or inuring to the benefit by virtue of its ownership interest in the subject lease" of Remington. The interpretation of Paragraph IV and its subparagraphs has been the primary subject of the recent litigation between Phillips and us. Our claim, upheld by the trial court and the appellate court, is that Phillips can look only to actual production for satisfaction of the net profits interest according to the clear language of Paragraph IV. It is our position that Subparagraphs IV
(d) (4) and (5) merely define types of production to be credited to the net profits account. Phillips claims that Subparagraphs IV (d) (4) and (5) should stand alone and not as subsets of Paragraph IV and entitle Phillips to amounts received by us regardless of whether they represent revenues from or associated with production from the lease. We believe that if Phillips, as drafter of the farmout agreement, intended Subparagraphs IV (d) (4) and (5) to be so controlling, no reference to production would have been necessary in the farmout.

     The current litigation between Phillips and us involves three issues related to the interpretation of Paragraph IV and its subparagraphs -- the TETCO issue, the Overriding Royalty issue, and the Pipeline Tariff issue detailed below.

          TETCO -- We entered into a gas purchase agreement with TETCO in 1982 dedicating our gas from South Pass 89 to TETCO for specified prices. In 1989, TETCO sued us claiming the contract was terminated. In November of 1990, we settled with TETCO and received $69.6 million to "settle all

                       REMINGTON OIL AND GAS CORPORATION
     causes of action, claims and controversies between them pertaining to the Litigation." Furthermore, we agreed to a new contract price for gas sold to TETCO in exchange for its agreement to drop its legal challenges to the gas contract. TETCO also paid us an additional $5.4 million (over and above the $69.6 million) for past production which we credited to the net profits account. This payment has not been subject to any litigation. In May of 1991, we allocated $5.8 million of the $69.6 million as production to the net profits account. Phillips claims the remaining $63.8 million should have been credited to the net profits account. After a three week trial in 1997, the Louisiana trial court ruled that we should have credited $41.2 million to the net profits account as proceeds from production and thus owed an additional $9.3 million plus interest to Phillips. As part of its ruling, the trial court supported our claim that Phillips could only look to actual production for its net profits interest and that the remaining $28.4 million of the TETCO payment was for settlement of Remington's counterclaims against TETCO. Phillips appealed this ruling and on December 15, 2000, the Court of Appeal upheld the trial court's opinion.

          Overriding Royalty -- Phillips claimed that in months when no net profits are achieved, its net profits interest should revert to an overriding royalty. We claimed that once net profits are achieved, Phillips' net profits interest does not revert to an overriding royalty until cumulative net profits are depleted. The trial court ruled in Phillips favor and awarded Phillips $1.6 million plus interest. We appealed this issue, but the appellate court upheld the trial court's ruling. We will not appeal the issue further.

          Pipeline Tariff -- The farmout agreement allows transportation costs to be charged to the net profits account. Initially, Marathon constructed and operated the oil pipeline from the South Pass complex to Venice, Louisiana, and charged us a tariff of $2.75 per barrel for transportation. This tariff was charged to the net profits account with no complaint from Phillips from inception of production in 1982 until 1989. In 1985, CKB Petroleum, Inc. purchased an interest in the pipeline and entered into a 20-year transportation agreement with us to transport all of our oil for $2.75 per barrel. Before CKB Petroleum purchased its interest, Phillips was given the right to purchase the interest under a preferential right clause of the pipeline operating agreement, but declined to do so. Phillips claims that we should charge only a lesser amount which Phillips claims was our "actual cost" of transportation not what we paid to CKB Petroleum, Inc.. Phillips has tried to claim that we somehow profited from charging the net profits account with the tariff amount that we paid to CKB Petroleum. Such a charge was clearly permitted by the farmout agreement. The trial court dismissed this claim. On December 15, 2000, the Court of Appeal upheld the trial court's opinion on this issue. The $2.75 per barrel tariff has been the market rate for the pipeline for us and our partners from inception through the trial date.

     The total judgment awarded by the trial court in 1998 including interest was $18.0 million. We recorded an $18.0 million charge to income in the third quarter of 1998 and continue to accrue interest on this liability each quarter. The present total liability is $19.7 million. Currently, we have $9.0 million in restricted cash set aside for this litigation.

     Phillips has filed an application for a supervisory writ with the Louisiana Supreme Court to which we have filed a response. In the application Phillips has presented no new facts and no new issues of policy, law or equity. The Supreme Court may refuse to hear the case. If the Supreme Court grants the application it will, in all probability, be several months before the case is briefed and heard by the Supreme Court on the merits and possibly several more months before a decision rendered. After the Supreme Court issues a final ruling on the case, or refuses to hear the case, it is likely, depending on the ruling, that various elements will be remanded to the trial court to resolve certain technical issues in accordance with the court rulings. It may take several months to resolve these issues in the trial court. When the litigation is concluded and the amount of our liability is finally determined, we intend to use a combination of cash, debt financing, and/or property sales to fulfill the amount of any judgment. We believe that there will be sufficient time from final determination by

                       REMINGTON OIL AND GAS CORPORATION
the appellate court of last resort and a final determination by the trial court on remand to allow us to make provision for any required payment. Final resolution of this matter through the courts may take up to several years.

     In August of 1998, we terminated the TETCO gas contract and received $49.8 million. Phillips has claimed that this full $49.8 million payment should be credited to the net profits account. Litigation on this issue was initiated in Collin County, Texas, and subsequently stayed pending the resolution of all the appeals in Phillips' Louisiana suit. Based on the trial court and appellate court opinions stating that Phillips can look only to production for its net profits interest, we anticipate that this case will be dismissed or resolved through summary proceedings. Total liability for this claim would be $16.4 million plus statutory interest until the date of settlement. The trial and any appeals regarding this issue, if necessary, could take an additional two years to resolve once the current Louisiana litigation is concluded.

NOTE 13 -- EMPLOYEE AND DIRECTOR BENEFIT PLANS

  Stock option plans

     A committee that includes at least two or more outside non-employee directors administers the 1997 Stock Option Plan. The committee has the discretion to determine the participants, the number of shares granted to each person, the purchase price of the common stock covered by each option, and most other terms of the option. Options granted under the plan may be either incentive stock options or non-qualified stock options. The committee may issue options for up to 2.8 million shares of common stock, but no more than 687,500 shares to any individual. Forfeited options are available for future issuance.

     We continue to apply the accounting provisions of Accounting Principles Board Opinion 25, entitled "Accounting for Stock Issued to Employees," and related interpretations to account for stock-based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. A summary of our stock option plans as of December 31, 2000, 1999, and 1998, and changes during the years ending on those dates is presented below:

                                                          AT DECEMBER 31,
                                 ------------------------------------------------------------------
                                         2000                   1999                   1998
                                 --------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                                             EXERCISE               EXERCISE               EXERCISE
                                  SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                 ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year.........................  1,761,000    $6.12     1,175,500    $6.15       455,000    $6.92
Granted........................    979,000    $3.89       614,000    $6.22       751,000    $5.72
Exercised......................    (33,497)   $3.66            --                     --
Forfeited......................   (125,000)   $6.87       (28,500)   $9.63       (30,500)   $6.80
                                 ---------    -----     ---------    -----     ---------    -----
Outstanding at end of year.....  2,581,503    $5.28     1,761,000    $6.12     1,175,500    $6.15
                                 =========    =====     =========    =====     =========    =====
Options exercisable at
  year-end.....................  1,097,860    $6.72       653,682    $6.78       257,921    $7.07
Weighted-average fair value of
  options granted during the
  year.........................               $2.92                  $2.88                  $3.32

     The options outstanding at December 31, 2000 have a weighted-average remaining contractual life of 9 years and an exercise price ranging from $2.75 to $11.00 per share.

                       REMINGTON OIL AND GAS CORPORATION

     The table below reflects the effect on our net income or loss if we recorded the estimated compensation costs for the stock options using the estimated fair value as determined by applying the Black-Scholes option pricing model.

                                                                    FOR YEARS ENDED DECEMBER 31,
                                                                   ------------------------------
                                                                     2000       1999       1998
                                                                   --------   --------   --------
                                                                           (IN THOUSANDS)
Net income (loss)..................................  As reported   $45,044    $(3,703)   $13,617
                                                     Pro forma     $43,866    $(4,719)   $12,591
Basic income (loss) per share......................  As reported   $  2.10    $ (0.17)   $  0.67
                                                     Pro forma     $  2.05    $ (0.22)   $  0.62
Diluted income (loss) per share....................  As reported   $  1.99    $ (0.17)   $  0.66
                                                     Pro forma     $  1.94    $ (0.22)   $  0.61

     The fair value of each option grant for the years ended December 31, 2000, 1999, and 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                 FOR YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2000    1999    1998
                                                              -----   -----   -----
Expected life (years).......................................     10      10      10
Interest rate...............................................   6.18%   5.88%   5.50%
Volatility..................................................  59.01%  56.74%  51.17%
Dividend yield..............................................      0       0       0

  Non-Employee Director Stock Purchase Plan

     The stockholders approved the non-employee director stock purchase plan in December 1997. The plan allows the non-employee directors to receive their directors' fees in shares of restricted common stock instead of cash. The number of shares received will be equal to 150% of the cash fees divided by the closing market price of the common stock on the day that the cash fees would otherwise be paid. The director cannot transfer the common stock until one year after issuance or the termination of a director resulting from death, disability, removal, or failure to be nominated for an additional term. The director can vote the shares of restricted stock and receive any dividend paid in cash or other property.

                       REMINGTON OIL AND GAS CORPORATION

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

                                                              AT DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Reconciliation of the change in benefit obligation
  Beginning benefit obligation..............................  $2,850   $3,331
     Service cost...........................................     119      101
     Interest cost..........................................     226      217
     Effect of settlement...................................      --     (335)
     Actuarial loss (gain)..................................     156     (286)
     Benefits paid..........................................    (248)    (178)
                                                              ------   ------
  Ending benefit obligation.................................  $3,103   $2,850
                                                              ======   ======
Reconciliation of the change in plan assets
  Beginning market value....................................  $3,501   $3,389
     Actual return on plan assets...........................    (163)     625
     Employer contributions.................................      --       --
     Benefit payments.......................................    (248)    (513)
                                                              ------   ------
  Ending market value.......................................  $3,090   $3,501
                                                              ======   ======
Funded Status and amounts recognized in the balance sheet
  Funded status.............................................  $  (13)  $  651
  Unrecognized net actuarial loss (gain)....................     233     (394)
  Effect of the settlement..................................      --       32
                                                              ------   ------
  Adjusted prepaid (accrued) benefit cost...................  $  220   $  289
                                                              ======   ======

                       REMINGTON OIL AND GAS CORPORATION

     The net periodic pension cost recognized in our income statements include the following components:

                                                                 FOR YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2000    1999    1998
                                                              -----   -----   -----
                                                                 (IN THOUSANDS)
Components of net periodic pension cost
  Service cost..............................................  $ 119   $ 101   $  79
  Interest cost on projected benefit obligation.............    226     217     201
  Expected return on plan assets............................   (273)   (264)   (259)
  Net amortization and deferrals............................     (2)     --      --
                                                              -----   -----   -----
  Net periodic pension cost.................................     70      54      21
  Special recognition due to curtailment and lump sum
     settlements............................................     --     (32)     --
                                                              -----   -----   -----
Net periodic pension cost...................................  $  70   $  22   $  21
                                                              =====   =====   =====
Weighted average assumptions
  Discount rate.............................................   7.50%   7.75%   7.00%
  Expected return on plan assets............................   8.00%   8.00%   8.00%
  Rate of compensation increase.............................   3.00%   3.00%   3.00%

  Contingent Stock Grant

     In June 1999, the Board of Directors approved a contingent stock grant to our employees and directors. If our common stock's closing price closed at or above $10.42 per share for twenty consecutive trading days prior to the expiration of the five-year period beginning June 17, 1999, each grant of stock would become effective. The number of shares granted each employee and director is relative to the employee's salary (or base number in the case of directors) and the closing stock price on June 17, 1999.

     The grant became effective on January 24, 2001, when our stock price closed above the trigger price of $10.42 per share for the twentieth consecutive trading day. As a result of the stock grant becoming effective, we will recognize non-cash compensation expense totaling $8.1 million. In the first quarter of 2001, we will recognize a "catch-up" expense of $2.4 million. The remaining $5.7 million will be amortized quarterly over the next five years as the shares vest to the employees and directors.

  Employee Severance Plan, Post Retirement Benefits and Post Employment Benefits

     Our employee severance plan provides severance benefits ranging from 2 months to 18 months of the employee's base salary if the employee is terminated involuntarily. The plan incorporates the provisions and terms of any individual contract or agreement that an employee may have with the company. Certain of the executive officers have individual employment contracts with the company.

     We have never paid postretirement benefits other than pensions and have not obligated ourselves to pay such benefits in the future. Future obligations for postemployment benefits are immaterial. Therefore, we have not recognized any liability for either.

                       REMINGTON OIL AND GAS CORPORATION

NOTE 14 -- INCOME TAXES

     Income tax expense or benefit includes both the current income taxes and deferred income taxes. Current income tax expense or benefit equals the amount calculated on our income tax return for that year. Deferred income tax expense or benefit equals the change in the net deferred income tax asset or liability from the beginning of the year to the end of the year. The following table provides a summary of our income tax expense or (benefit):

                                                                FOR YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                              2000   1999    1998
                                                              ----   -----   ----
                                                                (IN THOUSANDS)
Current income tax expense (benefit)........................  $100   $(256)  $433
Deferred income tax expense (benefit).......................    --     (17)   323
                                                              ----   -----   ----
          Total income tax expense (benefit)................  $100   $(273)  $756
                                                              ====   =====   ====

     Total income tax expense (benefit) differs from the amount computed by applying the federal income tax rate to net income (loss) before income taxes as follows:

                                                         FOR YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2000      1999      1998
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Federal income tax expense (benefit) at statutory
  rate.................................................  $ 15,799   $(1,402)  $ 5,031
Net adjustment to valuation allowance..................   (15,799)    1,402    (4,708)
Other..................................................       100       (17)       --
                                                         --------   -------   -------
          Total income tax expense (benefit)...........  $    100   $  (273)  $   756
                                                         ========   =======   =======

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

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Asset (liability) from difference in book and tax basis of
  oil and gas properties....................................  $(12,181)  $ (1,873)
Asset (liability) from difference in book and tax basis of
  other assets..............................................      (939)      (337)
Asset from difference in book and tax basis of accrued
  liabilities...............................................     5,723      6,334
Federal income tax operating loss carry-forward.............     7,483     11,654
Federal capital loss carry-forwards.........................        --        327
Alternative minimum tax credit carry-forward................       489        389
                                                              --------   --------
          Total deferred tax asset..........................       575     16,494
Valuation allowance.........................................      (575)   (16,494)
                                                              --------   --------
          Net deferred tax asset............................  $     --   $     --
                                                              ========   ========

     The unused federal income tax operating loss carry-forward of $21 million will expire during the years 2007 through 2020 if not utilized sooner.

                       REMINGTON OIL AND GAS CORPORATION

NOTE 15 -- INCOME PER COMMON SHARE

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

                                                            FOR YEARS ENDED DECEMBER 31,
                                                           ------------------------------
                                                             2000       1999       1998
                                                           --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT
                                                                 PER SHARE AMOUNTS)
Net income (loss) available for basic income per share...  $45,044    $(3,703)   $13,617
  Interest expense on the 8 1/4% Convertible Subordinated
     Notes (net of tax)(2)...............................      318         --      2,058
                                                           -------    -------    -------
Net income (loss) available for diluted income per
  share..................................................  $45,362    $(3,703)   $15,675
                                                           =======    =======    =======
Basic income (loss) per share............................  $  2.10    $ (0.17)   $  0.67
                                                           =======    =======    =======
Diluted income (loss) per share..........................  $  1.99    $ (0.17)   $  0.66
                                                           =======    =======    =======
Weighted average common shares for basic income (loss)
  per share..............................................   21,435     21,326     20,370
  Dilutive stock options outstanding (treasury stock
     method)(1)..........................................      784         --         --
  Shares assumed issued by conversion of the 8 1/4%
     Convertible Subordinated Notes(2)...................      540         --      3,488
                                                           -------    -------    -------
Total common shares for diluted income (loss) per
  share..................................................   22,759     21,326     23,858
                                                           =======    =======    =======
Potential increase to net income for diluted income per
  share
  Interest expense on 8 1/4% Convertible Subordinated
     Notes (net of tax)..................................  $    --    $   581    $    --
Potential issues of common stock for diluted income per
  share
  Weighted average stock options granted.................       --      1,677        875
  Weighted average shares from warrant issued in
     merger..............................................      200        200          2
  Weighted average shares issued assuming conversion of
     8 1/4% Convertible Subordinated Notes...............       --        985         --

---------------

(1) Non dilutive in 1999 and 1998.

(2) Non dilutive in 1999

NOTE 16 -- OTHER RELATED PARTY TRANSACTIONS

     A resolution adopted in 1992 by our board of directors authorizes us to enter into a transaction with an affiliate of ours so long as the board of directors determines that such a transaction is fair and reasonable to us and is on terms no less favorable to us than can be obtained from an unaffiliated party in an arm's length transaction.

     Prior to our acquisition of S-Sixteen Holding Company in December 1998, we paid CKB Petroleum, Inc., a subsidiary of S-Sixteen Holding Company, transportation costs totaling $3.0 million in 1998. In addition, we received $527,000 in interest income in 1998 from S-Sixteen Holding Company on a note receivable. The note receivable was effectively canceled when we acquired S-Sixteen Holding Company. The

                       REMINGTON OIL AND GAS CORPORATION

December 31, 1999 accounts receivable -- other includes $210,000 on a claim against the Estate of Cloyce K. Box. Don D. Box, an officer and director of the company, is co-executor of the Estate. In early 2000, we collected $240,000 in full settlement of this claim.

NOTE 17 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                FOR YEARS ENDING
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
First Quarter
  Net sales.................................................   $15,868     $ 6,389
  Gross profit..............................................   $ 8,785     $(4,797)
  Net income................................................   $ 3,784     $(6,676)
  Basic net income per share................................   $  0.18     $ (0.31)
  Diluted net income per share..............................   $  0.18     $ (0.31)
Second Quarter
  Net sales.................................................   $18,823     $ 9,232
  Gross profit..............................................   $ 9,462     $   761
  Net income................................................   $ 7,758     $(1,073)
  Basic net income per share................................   $  0.36     $ (0.05)
  Diluted net income per share..............................   $  0.35     $ (0.05)
Third Quarter
  Net sales.................................................   $22,012     $12,221
  Gross profit..............................................   $13,847     $ 2,891
  Net income................................................   $22,704     $ 1,373
  Basic net income per share................................   $  1.06     $  0.06
  Diluted net income per share..............................   $  0.98     $  0.06
Fourth Quarter
  Net sales.................................................   $27,693     $14,502
  Gross profit..............................................   $13,099     $ 5,301
  Net income................................................   $10,798     $ 2,673
  Basic net income per share................................   $  0.50     $  0.13
  Diluted net income per share..............................   $  0.47     $  0.13

---------------

(1) Net sales include only oil and gas sales revenue.

(2) Gross profit is net sales less operating costs, transportation expense, net profits expense, exploration expense, depreciation, depletion and amortization, and impairment of oil and gas properties.

(3) Net income during the third quarter of 2000 includes a $12.5 million gain on sale of certain South Texas properties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following information relates to the members of our board of directors or executive officers during 2000. Each director holds office until his successor is elected and qualified or until his resignation or removal. Executive officers hold their respective offices at the pleasure of the board of directors.

DON D. BOX             Age: 50

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

Outside directorships
- Authoriszer, Inc.

Education
- Bachelor of Arts-University of Pennsylvania
- Bachelor of Science in Economics-The Wharton School of the University of Pennsylvania
- Masters of Business Administration-Southern Methodist University

JOHN E. GOBLE, JR., CPA   Age:
54

Positions with us:
- Director since April 1997
- Member-Audit Committee

Employment:
- Byrd Investments-Investment and financial advisor since 1986

Outside Directorships:
- Miracle of Pentecost Foundation

Education:
- Bachelor of Business Administration-Southern Methodist University

WILLIAM E. GREENWOOD   Age: 62

Positions with us:
- Director since April 1997
- Member-Audit Committee
- Member-Compensation Committee

Employment:
- Consultant since 1995
- Director and Chief Operating Officer-Burlington Northern Railroad Corporation from 1990 until 1994

Outside Directorships:
- AmeriTruck Distribution Corporation
- Mark VII, Inc.
- Transport Dynamics, Inc.
- President-Mendota Museum and Historical Society

Education:
- Bachelor of Science-Marquette University

DAVID H. HAWK          Age: 56

Positions with us:
- Director since September 1997
- Chairman of the Board since October 1997
- Member-Executive Committee

Employment:
- J.R. Simplot Company-Director, Energy Natural Resources since 1984
- Previously employed with Atlantic Richfield Company and Tenneco Inc. as an Exploration Geologist
- Prior executive positions with IGC Production Company, Sundance Oil Company and Horn Resources Corporation

Education:
- Bachelor of Science in Geology and Distinguished Graduate Medalist-University of Idaho
- Master of Science in Geology-University of Oklahoma

JAMES ARTHUR LYLE, CCIM   Age:
55

Current positions with us:
- Director since September 1997
- Member-Compensation Committee

Employment:
- Owner-James Arthur Lyle & Associates, Inc., a commercial, industrial and investment real estate firm, since 1976

Outside directorships:
- Director, Chief Operating Officer and President since 1984-Hueco Mountain Estates, Inc., a 10,500 acre multi-use real estate development located in El Paso County, Texas

Education:
- Bachelor of Science in Industrial Management-Georgia Institute of Technology

DAVID E. PRENG         Age: 54

Position with us:
- Director since April 1997
- Chairman-Compensation Committee

Employment:
- Chief Executive Officer and President since 1980-Preng and Associates, Inc., an international executive search firm specializing in the energy industry

Outside directorships:
- Director-British American Business Council
- Fellow-Institute of Directors

Education:
- Bachelor of Science in Business Administration-Marquette University
- Master of Business Administration-DePaul University

THOMAS W. ROLLINS      Age: 70

Positions with us:
- Director since July 1996
- Member-Executive Committee

Employment:
- Chief Executive Officer since 1985-Rollins Resources, a natural gas and oil consulting firm
- Previously President and Chief Executive Officer-Park Avenue Exploration Corporation, an oil and gas exploration firm and a subsidiary of USF&G Corporation
- Previously held executive positions and/or directorships with Shell Oil Company, Pennzoil Company, Florida Gas Transmission Company, Pogo Producing Company, Magma Copper Company and Felmont Oil Corporation.

Outside directorships:
- Director-Enron Cash Company #2
- Director-Pheasant Ridge Winery
- Director-The Teaching Company
- Director-Nature Conservancy of Texas

Education:
- Geological Engineering Degree and Distinguished Graduate Medalist-The Colorado School of Mines

ALAN C. SHAPIRO        Age: 55

Positions with us:
- Director since May 1994
- Chairman-Audit Committee

Employment:
- The Ivadelle and Theodore Johnson Professor of Banking and Finance in the Department of Finance and Business Economics, Marshall School of Business, University of Southern California, since 1992
- Previously Chairman of the Department of Finance and Business Economics, University of Southern California, 1993-1998
- Frequent consultant and expert witness to business and government

Publications:
- Multinational Financial Management, a best selling textbook used in MBA programs worldwide
- Numerous other books and articles

Education:
- Bachelor of Arts in Mathematics-Rice University
- Ph.D. in Economics-Carnegie Mellon University

JAMES A. WATT          Age: 51

Positions with us:
- Chief Executive Officer since February 1998
- President since March 1997
- Director since September 1997
- Member-Executive Committee

Positions with our Affiliates:
- CKB Petroleum, Inc.
  -- Director and President since January 1999
- CKB & Associates, Inc.
  -- Director and President since January 1999

Previous employment highlights:
- Vice President/Exploration-Seagull E&P, Inc., 1993-1997
- Vice President/Exploration and Exploitation-Nerco Oil & Gas, Inc., 1991-1993

Education:
- Bachelor of Science in Physics-Rensselaer Polytechnic Institute

ROBERT P. MURPHY       Age: 42

Positions with us:
- Chief Operating Officer since October 2000
- Senior Vice President/Exploration & Production since July 1999
- Vice President/Exploration, January 1998-June 1999

Previous employment:
- Director-Cairn Energy USA, Inc., May 1996-November 1997
- Vice President-Exploration-Cairn Energy USA, March 1993-January 1998
- Exploration Geologist-Cairn Energy USA, 1990-March 1993
- Exploration Geologist-Enserch Exploration, 1984-1990

Education:
- Bachelor of Science in Geology-The University of Texas at Austin
- Master of Science in Geosciences-The University of Texas at Dallas

STEVEN J. CRAIG        Age: 49

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

Previous Employment:
- Self Employed-Real Estate and Consulting, 1992-1994, March 1995-March 1996

Education:
- Bachelor of Arts in Economics-Southern Methodist University
- Master of Business Administration-Southern Methodist University

J. BURKE ASHER         Age: 60

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

Previous employment:
- Self employed financial consultant and advisor, 1987-1996
- Controller-Doty-Moore Tower Services, Inc., a contractor to the communications industry, 1993-1995

Education:
- Bachelor of Science in Economics-The Wharton School of the University of Pennsylvania

EDWARD V. HOWARD, CPA  Age: 38

Positions with us:
- Vice President/Controller since March 1992
- Senior Accountant, October 1989-March 1992
- Assistant Secretary since October 1997

Education:
- Bachelor of Business Administration-West Texas State University

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

  Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon the company's review of Forms 3, 4, and 5 received by the company, all persons required by Section 16(a) of the Securities Exchange Act of 1934 ("the Act") to file such forms complied with Section 16(a) of the Act with the following exception: In March 2001 David H. Hawk filed one late Form 4 reporting one transaction.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table summarizes the compensation paid by the company during 2000, 1999, and 1998 to the company's Chief Executive Officer and its four most highly compensated executive officers, other than the Chief Executive Officer, whose total annual salary and bonus in 2000 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                                       --------------------------------   --------------------------------------
                                                                                       SECURITIES
                                                              OTHER       RESTRICTED   UNDERLYING
                                                              ANNUAL        STOCK       OPTIONS/     ALL OTHER
NAME AND                      FISCAL   SALARY     BONUS    COMPENSATION     AWARDS       SAR'S      COMPENSATION
PRINCIPAL POSITION             YEAR      ($)       ($)        ($)(1)         ($)          (#)           ($)
------------------            ------   -------   -------   ------------   ----------   ----------   ------------
James A. Watt...............   2000    282,501   296,000        --            (2)       123,000        1,242(3)
  Chief Executive              1999    260,004   156,000        --            --         80,000          695(3)
  Officer and President        1998    250,006    70,000        --            --        130,000          174(3)
Robert P. Murphy............   2000    187,506   140,000        --            --         66,000          390(3)
  Chief Operating Officer      1999    168,108    52,500        --            --         45,000          257(3)
  and Senior Vice President/   1998    146,260    30,000        --            --         80,000           62(3)
  Exploration and Production
Steven J. Craig.............   2000    121,008    29,000        --            --         39,000          346(3)
  Senior Vice President/       1999    114,708    27,500        --            --         25,000          390(3)
  Planning and
  Administration               1998    110,259    20,000        --            --         40,000          174(3)
J. Burke Asher..............   2000    115,008    27,600        --            --         37,000          928(3)
  Vice President/Finance       1999    109,200    26,200        --            --         25,000        1,008(3)
  and Secretary                1998    105,000    19,000        --            --         35,000          450(3)
Edward V. Howard............   2000     93,504    22,400        --            --         29,000          148(3)
  Vice President/Controller    1999     88,200    14,600        --            --         27,500          143(3)
  and Assistant Secretary      1998     84,000    12,500        --            --         27,500           64(3)

---------------

(1) No amount is included, as it is less than 10% of the total salary and bonus of the individual for the year.

(2) At December 31, 2000, Mr. Watt held 6,000 restricted shares of common stock with a value of $78,000. The total number of restricted shares awarded effective March 17, 1997, was 15,000, which vest 20% per year from the effective date. If any dividends are paid to holders of common stock, Mr. Watt's restricted shares will be entitled to receive dividends.

(3) These amounts are for group term life insurance premiums paid by the company.

    See "Change in Control Arrangements and Employment Contracts" below.

                    LONG TERM STOCK BASED INCENTIVE PROGRAMS

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

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                            INDIVIDUAL GRANTS
                                            --------------------------------------------------
                                            NUMBER OF     PERCENT OF
                                            SECURITIES   TOTAL OPTIONS
                                            UNDERLYING    GRANTED TO     EXERCISE                 GRANT DATE
                                             OPTIONS     EMPLOYEES IN     PRICE     EXPIRATION   PRESENT VALUE
NAME                                         GRANTED      FISCAL YEAR    $/SHARE       DATE          $(1)
----                                        ----------   -------------   --------   ----------   -------------
James A. Watt.............................   123,000        12.69%         3.75      3/27/10        345,630
Robert P. Murphy..........................    66,000         6.81%         3.75      3/27/10        185,460
Steven J. Craig...........................    39,000         4.02%         3.75      3/27/10        109,590
J. Burke Asher............................    37,000         3.82%         3.75      3/27/10        103,970
Edward V. Howard..........................    29,000         2.99%         3.75      3/27/10         81,490

---------------

(1) We determined these values using the Black-Scholes option pricing model with the following assumptions: stock price volatility of 59.12%; interest rate based on the yield to maturity of a 10-year Treasury security; exercise in the tenth year; and a dividend rate of zero. We made no adjustments for nontransferability or risk of forfeiture. Our use of this model does not constitute an endorsement or an acknowledgment that such model can accurately determine the value of options. No assurance can be given that the actual value, if any, realized by an executive upon the exercise of these options will approximate the estimated values calculated by using the Black-Scholes model.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                              NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                 NUMBER OF       VALUE     OPTIONS AT FISCAL YEAR-END       FISCAL YEAR-END($)(1)
                              SHARES ACQUIRED   REALIZED   ---------------------------   ---------------------------
NAME                            ON EXERCISE       ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                          ---------------   --------   -----------   -------------   -----------   -------------
James A. Watt...............          --             --      173,335        259,665       1,364,180      2,233,563
Robert P. Murphy............          --             --       68,335        122,665         582,930      1,098,818
Steven J. Craig.............          --             --       55,001         68,999         431,259        621,991
J. Burke Asher..............       1,000          5,063       50,668         65,332         390,096        621,404
Edward V. Howard............       4,166         30,985       37,334         57,500         273,485        497,375

---------------

(1) Computed as the number of securities multiplied by the difference between the option exercise prices and the closing price of our common stock on December 31, 2000.

CONTINGENT STOCK GRANTS

     In addition to the stock option program, our employees and directors have received contingent grants of restricted stock. In 1999, the directors approved awards of restricted stock to employees and directors totaling 679,937 shares of our common stock. The number of shares awarded to each employee and director is based on the employee's annual base salary as of June 17, 1999, or, in the case of non-employee directors, $100,000, divided by $4.19, which was the closing stock price on June 17, 1999. In order for the grant to be effective, the price of our stock had to increase from $4.19 per share to a trigger price of $10.42 per share and close at or above $10.42 per share for 20 consecutive trading days. The required increase in the stock price represented the equivalent of a compounded annual rate of return of 20% for five years. This trigger was achieved on January 24, 2001. Recipients of the grant must remain an employee or a director during the vesting schedules in order to receive the shares. Employees and directors individually elected one of two vesting periods. The first vesting schedule has 50% percent of the grant vesting on June 17, 2002, with an additional 25% vesting on June 17, 2003, and the final 25% vesting on June 17, 2004. 274,037 shares are subject to this vesting schedule. The second vesting option has 20% of the grant vesting on January 17, 2002, with an additional 20% vesting on each successive January 17 through 2006. 388,555 shares are subject to the second vesting schedule. While 679,937 shares of restricted stock were granted in 1999, as of March 12, 2001, 662,592 shares are subject to the grant because a director voluntarily surrendered 23,880 shares, and a new employee was granted 6,535 shares. The number of shares subject to the grant may decrease to the degree that participants fail to remain with us during the vesting period. In the event of a participant's death while employed or serving as a director with us, or reaching the retirement age of 65 or receiving long term disability benefits while employed with us, the grant becomes 100% vested. In addition, the grants can become 100% vested upon a change of control.

PENSION PLANS

     Our defined benefit pension plans provide retirement and other benefits to eligible employees upon reaching the "normal retirement age," which is age 65 or after five years of service, if later. Directors who are not also employees of the company are not eligible to participate in the plans. Employees are eligible to participate on January 1 following the completion of six months of service or the attainment of age 20 1/2, if later. Additional provisions are made for early or late retirement, disability retirement and benefits to surviving spouses. At normal retirement age, an eligible employee will receive a monthly retirement income equal to 35% of his or her average monthly compensation during the three consecutive calendar years in the prior 10 years which provide the highest average compensation, plus 0.65% of such average compensation in excess of the amount shown in the Social Security Covered Compensation Table (as published annually by the Internal Revenue Service) multiplied by his or her years of service, limited to 35 years. If an employee terminates employment (other than by death or disability) before completion of five years of service, no benefits are payable. If an employee terminates employment after five years of service, the employee is entitled to all accrued benefits. The following table illustrates the annual pension for plan participants that retire at "normal retirement age" in 2000:

                               PENSION PLAN TABLE

                                 YEARS OF SERVICE(1)(3)(4)
         AVERAGE         ------------------------------------------
    COMPENSATION(1)(2)     15       20       25       30       35
    ------------------   ------   ------   ------   ------   ------
           ($)            ($)      ($)      ($)      ($)      ($)
    125,000.....         52,486   55,398   58,310   61,222   64,134
    150,000.....         63,674   67,398   71,123   74,847   78,572
    170,000.....         72,624   76,998   81,373   85,747   90,122
    175,000.....         72,624   76,998   81,373   85,747   90,122
    200,000.....         72,624   76,998   81,373   85,747   90,122
    225,000.....         72,624   76,998   81,373   85,747   90,122
    250,000.....         72,624   76,998   81,373   85,747   90,122
    300,000.....         72,624   76,998   81,373   85,747   90,122
    400,000.....         72,624   76,998   81,373   85,747   90,122
    450,000.....         72,624   76,998   81,373   85,747   90,122
    500,000.....         72,624   76,998   81,373   85,747   90,122

---------------

(1) As of December 31, 2000, the Internal Revenue Code does not allow qualified plan compensation to exceed $170,000 or the benefit payable annually to exceed $135,000. The Internal Revenue Service will adjust these limitations for inflation in future years. When the limitations are raised, the compensation considered and the benefits payable under the pension plans will increase to the level of the new limitations or the amount otherwise payable under the pension plans, whichever amount is lower.

(2) Subject to the above limitations, compensation in this table is generally equal to all of a participant's compensation paid in a fiscal year (the total of Salary, Bonus and Other Annual Compensation in the Summary Compensation Table) except amounts attributable to group term life insurance premiums paid by the Company. Average compensation in this table is the average of a plan participant's compensation during the highest three consecutive years out of the prior 10 years.

(3) The estimated credited service at December 31, 2000, for the executive officers shown in the Summary Compensation Table on page 42 is as follows:
    James A. Watt (4 years), Robert P. Murphy (3 years), Steven J. Craig (6 years), J. Burke Asher (4 years), and Edward V. Howard (11 years).

(4) The normal form of payment is a life annuity for a single participant or a 50% joint and survivor annuity for a married participant. Such benefits are not subject to a deduction for Social Security or other offset amounts.

COMPENSATION OF DIRECTORS

     - Only non-employee directors are compensated for board service

     - Compensation includes:

      -- Annual retainer of $20,000

      -- $1,000 per board meeting attended

      -- Unless surrendered, eligible for contingent stock grant (see discussion of grants on page 44.)

      -- Committee meeting fee of $750 per meeting attended if on a different day than a full board meeting

      -- Directors are entitled to reimbursement of company related out-of-pocket expenses

      -- We provide directors and officers insurance and indemnification to the full extent allowed by law

      -- All or part of a director's board compensation may be received in company stock in accordance with the Non-Employee Director Stock Purchase Plan

     - Five board meetings in 2000

     - All directors attended at least 75% of the meetings

     - During 2000, we paid Rollins Resources, a proprietorship owner by director Thomas W. Rollins, $1,500 for consulting fees.

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

     - Shares may be transferred earlier than one year based on a director's death, disability or departure from the board

     - During the restricted transfer period, the director may vote the stock and receive any dividends

     - The board may terminate this plan at any time

     - Shares received under plan for 2000:

        - John E. Goble, Jr. ...................  2,451 shares in lieu of $12,000 cash
        - William E. Greenwood..................  5,692 shares in lieu of $27,750 cash
        - James Arthur Lyle.....................  5,229 shares in lieu of $25,500 cash
        - David E. Preng........................  5,229 shares in lieu of $25,500 cash
        - Alan C. Shapiro.......................  5,337 shares in lieu of $26,250 cash

CHANGE IN CONTROL ARRANGEMENTS AND EMPLOYMENT CONTRACTS

     All of our full-time regular employees are covered by a severance plan that we adopted in 1997. Under this plan, if an employee is involuntarily terminated, as that term is defined in the plan, the employee will be entitled to a payment of between two months base pay and eighteen months base pay depending on the employee's job and years of experience. If an employee voluntarily quits, is terminated for cause as defined in the plan, dies, leaves due to a disability for which benefits are payable, or the termination is expected to be of short duration, the employee is not eligible for payment under the plan. In addition, under certain circumstances, a change in control could cause immediate vesting and triggering of stock options and contingent restricted stock grants. If the vesting of the contingent restricted stock grants were accelerated by a change in control, it would result in the issuance of a maximum aggregate of 662,592 shares to directors and employees.

  Employment Agreements

     We have employment agreements with James A. Watt, Robert P. Murphy, Steven
J. Craig, and J. Burke Asher. The most significant terms of such agreements are summarized below:

        James A. Watt

        - Term of three years from January 31, 2000, subject to single year extensions by mutual agreement

        - Base salary of $270,000 a year subject to discretionary increases

        - Eligible to receive discretionary performance bonus (targeted at 70% of base salary, as amended)

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

        - Term of three years from September 30, 1999, subject to single year extensions by mutual agreement

        - Base salary of $175,000 a year subject to discretionary increases

        - Eligible to receive discretionary performance bonus (targeted at 50% of base salary, as amended)

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

        - Term of two years from September 30, 1999, subject to single year extensions by mutual agreement

        - Base salary of $114,200 (Mr. Craig) and $109,200 (Mr. Asher) subject to discretionary increases

        - Eligible to receive discretionary performance bonus (targeted at 20% of base salary)

        - Severance payments similar to Robert Murphy's, except that Mr. Craig and Mr. Asher receive 2 times the sum of their annual salary plus target bonus in connection with leaving employment within twelve months of a change in control

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

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

         COMPENSATION COMMITTEE

         David E. Preng
         William E. Greenwood
         James Arthur Lyle

                               PERFORMANCE GRAPH

     The following performance graph compares the performance of all classes of our common stock to the Nasdaq indices of United States companies and to a peer group comprised of Nasdaq companies listed under the Standard Industrial Classification Codes 1310-1319 for the company's last five fiscal years. Such industrial codes include companies engaged in the oil and gas business. The graph assumes that the value of an investment in our common stock and in each index was $100 at December 31, 1995, and that all dividends were reinvested.

                              [PERFORMANCE CHART]

--------------------------------------------------------------------------------------------------
                       12/31/1995   12/31/1996   12/31/1997   12/31/1998   12/31/1999   12/31/2000
--------------------------------------------------------------------------------------------------
 ROILA(1)                100.00        85.06        48.28        33.71        40.98       137.47
 ROILB(1)                100.00       105.80        60.14        36.96        44.93       150.72
 NASDAQ U.S.             100.00       123.00       150.70       212.50       394.90       237.70
 NASDAQ O&G              100.00       144.50       137.70        66.90        69.20       143.30

     The last day of trading for ROILA and ROILB was December 24, 1998. Effective at the opening of trading on December 28, 1998, both former classes of stock were replaced by a new single class of voting common stock (ROIL). The values shown above as of December 31, 1998, 1999, and 2000 for ROILA give effect to the 1.15:1 exchange ratio that the former holders of ROILA received in the exchange for the new class of common stock, and the 1:1 exchange ratio that the former holders of ROILB received in the exchange for the new class of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Ownership of Certain Beneficial Owners

     As of March 12, 2001, the following person held shares of the company's common stock in amounts totaling more than 5% of the total shares of common stock outstanding. This information was furnished to us by such persons or statements filed with the Commission.

                                                             SHARES OF
NAME AND ADDRESS OF                                         COMMON STOCK       PERCENT OF
BENEFICIAL OWNER                                         BENEFICIALLY OWNED   COMMON STOCK
-------------------                                      ------------------   ------------
J.R. Simplot..........................................        5,831,028(1)        27%
  999 Main Street
  Boise, Idaho 83702(1)

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

     200,000 shares of common stock are issuable to S-Sixteen Limited Partnership upon the exercise of the warrants within 60 days of March 12, 2001. 100,000 warrants are exercisable at $9.00 per share for a period of 36 months from December 28, 1998; and 100,000 warrants are exercisable at $11.00 per share for a period of 60 months from December 28, 1998.

  Ownership of Management

     The number of shares of the company's common stock beneficially owned as of March 12, 2001, by directors of the company, each officer listed in the compensation table on page 42, and as a group comprising all directors and executive officers, are set forth in the following table. This information was furnished to the company by such persons.

                                              SHARES OF          OPTIONS
                                             COMMON STOCK      EXERCISABLE                  PERCENT OF
                                             BENEFICIALLY   WITHIN 60 DAYS OF                 COMMON
NAME                                            OWNED        MARCH 12, 2001       TOTAL       STOCK
----                                         ------------   -----------------   ---------   ----------
J. Burke Asher.............................       5,201            66,802          72,003        *
Don D. Box.................................      66,083           110,001         176,084        *
Steven J. Craig............................      15,825            63,400          79,225        *
John E. Goble, Jr. ........................      11,909            88,334         100,243        *
William E. Greenwood.......................       7,692            88,334          96,026        *
David H. Hawk..............................       2,430                --           2,430        *
Edward V. Howard...........................       8,436            48,834          57,270        *
James Arthur Lyle..........................      22,308            88,334         110,642        *
Robert P. Murphy...........................       7,650           103,667         111,317        *
David E. Preng.............................      42,264            95,001         137,265        *
Thomas W. Rollins..........................      22,304            88,334         110,638        *
Alan C. Shapiro............................      32,701            88,334         121,035        *
James A. Watt..............................      45,345           251,001         296,346      1.4%
All directors and executive officers as a
  group (13 persons).......................     290,148         1,180,376       1,470,524      6.5%

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

     In the merger with S-Sixteen Holding Company we acquired a receivable in the estimated fair value amount of $210,000 from the Estate of Cloyce K. Box. In early 2000, we collected $240,000 in full settlement of this claim. Don D. Box is co-executor of the Estate.

     A long-term receivable in the aggregate amount of $344,000 acquired in the merger reflects CKB Petroleum's claims under Collateral Assignment Split Dollar Insurance Agreements among CKB Petroleum and Don D. Box and two of his brothers.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this report:

          1. Financial Statements included in Item 8:

             (i) Report of Independent Public Accountants

             (ii) Consolidated Balance Sheets as of December 31, 2000 and 1999

             (iii) Consolidated Statements of Income for years ended December 31, 2000, 1999 and 1998

             (iv) Consolidated Statement of Stockholders' Equity for years ended December 31, 2000, 1999 and 1998

             (v) Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

             (vi) Notes to Consolidated Financial Statements

             (vii) Supplemental Oil and Natural Gas Information (Unaudited) (Included in Notes to Consolidated Financial Statements)

          2. Financial Statement Schedules

             Financial statement schedules are omitted as they are not applicable, or the required information is included in the financial statements or notes thereto.

     (b) Reports on Form 8-K:

          On December 21, 2000, we filed a Form 8-K to attach a press release dated December 19, 2000 announcing that the Louisiana Appellate Court had vacated its prior opinion.

     (c) Exhibits:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        2.0++            -- Agreement and Plan of Merger dated as of June 22, 1998, by and between Remington Oil and Gas Corporation and
                            S-Sixteen Holding Company.
        3.1*             -- Certificate of Incorporation, as amended.
        3.2###           -- Certificate of Amendment of Certificate of Incorporation
                            of Box Energy Corporation.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        3.2.1++          -- Certificate of Amendment of Certificate of Incorporation
                            of Remington Oil and Gas Corporation.
        3.3+++           -- By-Laws as amended.
        4.1*             -- Form of Indenture Box Energy Corporation to United States
                            Trust Company of New York, Trustee, dated December 1,
                            1992, 8 1/4% Convertible Subordinated Notes due December
                            1, 2002.
       10.1*             -- Farmout Agreement with Aminoil USA, Inc., effective May
                            1, 1977, dated May 9, 1977.
       10.2*             -- Transportation Agreement with CKB Petroleum, Inc. dated
                            March 1, 1985, as amended on April 19, 1989.
       10.3*             -- Agreement of Compromise and Amendment to Farmout
                            Agreement, dated July 3, 1989.
       10.4**            -- Pension Plan of Box Energy Corporation, effective April
                            16, 1992.
       10.5#             -- First Amendment to the Pension Plan of Box Energy
                            Corporation dated December 16, 1993.
       10.6##            -- Second Amendment to the Pension Plan of Box Energy
                            Corporation dated December 31, 1994.
       10.7***           -- Amended and Restated Promissory Note between Box Energy
                            Corporation and Box Brothers Holding Company.
       10.8***           -- Amended and Restated Pledge Agreement between Box Energy
                            Corporation and Box Brothers Holding Company.
       10.9***           -- Agreement by and between Box Energy Corporation and James
                            A. Watt.
       10.10###          -- Box Energy Corporation Severance Plan.
       10.11+            -- Box Energy Corporation 1997 Stock Option Plan. (as
                            amended June 17, 1999)
       10.12###          -- Box Energy Corporation Non-Employee Director Stock
                            Purchase Plan.
       10.13(-)          -- Form of Employment Agreement effective September 30,
                            1999, by and between Remington Oil and Gas Corporation
                            and two executive officers.
       10.14(-)          -- Form of Employment Agreement effective September 30,
                            1999, by and between Remington Oil and Gas Corporation
                            and an executive officer.
       10.15(-)(-)       -- Employment Agreement effective January 31, 2000, by and between Remington Oil and Gas Corporation and James A.
                            Watt.
       10.16             -- Form of Contingent Stock Grant Agreement -- Directors.
       10.17             -- Form of Contingent Stock Grant Agreement -- Employees.
       10.18             -- Form of Amendment to Contingent Stock Grant
                            Agreement -- Directors.
       10.19             -- Form of Amendment to Contingent Stock Grant
                            Agreement -- Employees.
       21                -- Subsidiaries of the registrant.
       23.1              -- Consent of Arthur Andersen LLP.

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

(-) Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999 filed with the Commission and effective on or about November 12, 1999.

(-)(-)Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1999 filed with the Commission and effective on or about March 30, 2000.

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

Date: March 16, 2001

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DIRECTORS:

                      SIGNATURE                                             TITLE
                      ---------                                             -----

                   /s/ DON D. BOX                                         Director
-----------------------------------------------------
                     Don D. Box

               /s/ JOHN E. GOBLE, JR.                                     Director
-----------------------------------------------------
                 John E. Goble, Jr.

              /s/ WILLIAM E. GREENWOOD                                    Director
-----------------------------------------------------
                William E. Greenwood

                  /s/ DAVID H. HAWK                                       Director
-----------------------------------------------------
                    David H. Hawk

                /s/ JAMES ARTHUR LYLE                                     Director
-----------------------------------------------------
                  James Arthur Lyle

                 /s/ DAVID E. PRENG                                       Director
-----------------------------------------------------
                   David E. Preng

                /s/ THOMAS W. ROLLINS                                     Director
-----------------------------------------------------
                  Thomas W. Rollins

                 /s/ ALAN C. SHAPIRO                                      Director
-----------------------------------------------------
                   Alan C. Shapiro

                  /s/ JAMES A. WATT                                       Director
-----------------------------------------------------
                    James A. Watt

OFFICERS:

                      SIGNATURE                                             TITLE
                      ---------                                             -----

                  /s/ JAMES A. WATT                     President and Chief Executive Officer
-----------------------------------------------------
                    James A. Watt

                 /s/ J. BURKE ASHER                     Vice President/Finance and Secretary
-----------------------------------------------------
                   J. Burke Asher

                /s/ EDWARD V. HOWARD                    Vice President/Controller and Assistant
-----------------------------------------------------   Secretary
                  Edward V. Howard

Date: March 16, 2001

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        2.0++            -- Agreement and Plan of Merger dated as of June 22, 1998, by and between Remington Oil and Gas Corporation and
                            S-Sixteen Holding Company.
        3.1*             -- Certificate of Incorporation, as amended.
        3.2###           -- Certificate of Amendment of Certificate of Incorporation
                            of Box Energy Corporation.
        3.2.1++          -- Certificate of Amendment of Certificate of Incorporation
                            of Remington Oil and Gas Corporation.
        3.3+++           -- By-Laws as amended.
        4.1*             -- Form of Indenture Box Energy Corporation to United States
                            Trust Company of New York, Trustee, dated December 1,
                            1992, 8 1/4% Convertible Subordinated Notes due December
                            1, 2002.
       10.1*             -- Farmout Agreement with Aminoil USA, Inc., effective May
                            1, 1977, dated May 9, 1977.
       10.2*             -- Transportation Agreement with CKB Petroleum, Inc. dated
                            March 1, 1985, as amended on April 19, 1989.
       10.3*             -- Agreement of Compromise and Amendment to Farmout
                            Agreement, dated July 3, 1989.
       10.4**            -- Pension Plan of Box Energy Corporation, effective April
                            16, 1992.
       10.5#             -- First Amendment to the Pension Plan of Box Energy
                            Corporation dated December 16, 1993.
       10.6##            -- Second Amendment to the Pension Plan of Box Energy
                            Corporation dated December 31, 1994.
       10.7***           -- Amended and Restated Promissory Note between Box Energy
                            Corporation and Box Brothers Holding Company.
       10.8***           -- Amended and Restated Pledge Agreement between Box Energy
                            Corporation and Box Brothers Holding Company.
       10.9***           -- Agreement by and between Box Energy Corporation and James
                            A. Watt.
       10.10###          -- Box Energy Corporation Severance Plan.
       10.11+            -- Box Energy Corporation 1997 Stock Option Plan. (as
                            amended June 17, 1999)
       10.12###          -- Box Energy Corporation Non-Employee Director Stock
                            Purchase Plan.
       10.13(-)          -- Form of Employment Agreement effective September 30,
                            1999, by and between Remington Oil and Gas Corporation
                            and two executive officers.
       10.14(-)          -- Form of Employment Agreement effective September 30,
                            1999, by and between Remington Oil and Gas Corporation
                            and an executive officer.
       10.15(-)(-)       -- Employment Agreement effective January 31, 2000, by and between Remington Oil and Gas Corporation and James A.
                            Watt.
       10.16             -- Form of Contingent Stock Grant Agreement -- Directors.
       10.17             -- Form of Contingent Stock Grant Agreement -- Employees.
       10.18             -- Form of Amendment to Contingent Stock Grant
                            Agreement -- Directors.
       10.19             -- Form of Amendment to Contingent Stock Grant
                            Agreement -- Employees.
       21                -- Subsidiaries of the registrant.
       23.1              -- Consent of Arthur Andersen LLP.

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

(-) Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999 filed with the Commission and effective on or about November 12, 1999.

(-) (-)
      Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1999 filed with the Commission and effective on or about March 30, 2000.