Form 10-Q
period 2001-03-31
REMINGTON OIL & GAS CORP
filed 2001-05-09
CIK 874992

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549

                                   FORM 10-Q

(MARK ONE)

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-11516

                       REMINGTON OIL AND GAS CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2369148
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

                               8201 PRESTON ROAD,
                                   SUITE 600,
                            DALLAS, TEXAS 75225-6211
                    (Address of principal executive offices)
                                   (Zip code)

                                 (214) 210-2650
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     There were 21,759,313 outstanding shares of Common Stock, $0.01 par value, on May 4, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       REMINGTON OIL AND GAS CORPORATION

                                     INDEX

PART I FINANCIAL INFORMATION................................     1
  ITEM 1. FINANCIAL STATEMENTS..............................     1
     Condensed Consolidated Balance Sheets..................     1
     Condensed Consolidated Statements of Income............     2
     Condensed Consolidated Statements of Cash Flows........     3
     Notes to Condensed Consolidated Financial Statements...     4
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............     5
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK............................................     9

PART II OTHER INFORMATION...................................    10
  ITEM 1. LEGAL PROCEEDINGS.................................    10
  ITEM 2. CHANGES IN SECURITIES.............................    10
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................    10
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS................................................    10
  ITEM 5. OTHER INFORMATION.................................    10
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................    10

                         PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       REMINGTON OIL AND GAS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................   $  34,579     $  18,131
Restricted cash and cash equivalents........................         800         2,592
Accounts receivable.........................................      22,464        21,142
Prepaid expenses and other current assets...................       2,735         2,375
                                                               ---------     ---------
          TOTAL CURRENT ASSETS..............................      60,578        44,240
                                                               ---------     ---------
PROPERTIES
Oil and natural gas properties (successful-efforts
  method)...................................................     345,972       336,558
Other properties............................................       2,740         2,701
Accumulated depreciation, depletion and amortization........    (200,608)     (201,506)
                                                               ---------     ---------
          TOTAL PROPERTIES..................................     148,104       137,753
                                                               ---------     ---------
OTHER ASSETS
Cash collateral for Phillips judgment.......................       9,000         9,000
Other assets................................................       1,311         1,481
                                                               ---------     ---------
          TOTAL OTHER ASSETS................................      10,311        10,481
                                                               ---------     ---------
          TOTAL ASSETS......................................   $ 218,993     $ 192,474
                                                               =========     =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities....................   $  28,736     $  25,273
Short-term notes payable and current portion of long-term
  notes payable.............................................       4,179         7,229
                                                               ---------     ---------
          TOTAL CURRENT LIABILITIES.........................      32,915        32,502
                                                               ---------     ---------
LONG-TERM LIABILITIES
Phillips judgment...........................................      20,035        19,733
Notes payable...............................................      27,428        24,685
8 1/4% Convertible subordinated notes payable due in 2002...       5,875         5,880
Other long-term payables....................................       6,186         6,966
Deferred income tax liability...............................       6,268            --
                                                               ---------     ---------
          TOTAL LONG-TERM LIABILITIES.......................      65,792        57,264
                                                               ---------     ---------
          TOTAL LIABILITIES.................................      98,707        89,766
                                                               ---------     ---------
Commitments and contingencies (Note 2)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 25,000,000 shares
  authorized, no shares outstanding.........................          --            --
Common stock, $.01 par value, 100,000,000 shares authorized,
  21,671,054 shares issued and 21,636,695 shares outstanding in 2001, 21,598,605 shares issued and 21,564,246
  outstanding in 2000.......................................         217           216
Additional paid-in capital..................................      46,385        45,897
Restricted common stock.....................................       8,055            --
Unearned compensation.......................................      (5,623)           --
Retained earnings...........................................      71,252        56,595
                                                               ---------     ---------
          TOTAL STOCKHOLDERS' EQUITY........................     120,286       102,708
                                                               ---------     ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........   $ 218,993     $ 192,474
                                                               =========     =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
REVENUES
Oil sales...................................................  $ 8,014    $ 7,473
Gas sales...................................................   31,208      8,398
Other income................................................      766        571
                                                              -------    -------
          TOTAL REVENUES....................................   39,988     16,442
                                                              -------    -------
COSTS AND EXPENSES
Operating costs.............................................    3,049      2,382
Exploration expense.........................................    1,416        282
Depreciation, depletion and amortization....................    8,789      4,419
General and administrative expenses.........................    1,335      1,348
Stock based compensation....................................    2,431         --
Royalty settlement..........................................       --      3,216
Interest and financing costs................................    1,304      1,016
                                                              -------    -------
TOTAL COSTS AND EXPENSES....................................   18,324     12,663
                                                              -------    -------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST............   21,664      3,779
Income tax expense..........................................    7,007         --
Minority interest in income of subsidiaries.................       --         (5)
                                                              -------    -------
NET INCOME..................................................  $14,657    $ 3,784
                                                              =======    =======
BASIC INCOME PER SHARE......................................  $  0.68    $  0.18
                                                              =======    =======
DILUTED INCOME PER SHARE....................................  $  0.60    $  0.18
                                                              =======    =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CASH FLOW PROVIDED BY OPERATIONS
  NET INCOME................................................  $ 14,657   $  3,784
  Adjustments to reconcile net income
     Depreciation, depletion and amortization...............     8,789      4,419
     Deferred income taxes..................................     6,268         --
     Amortization of deferred charges.......................       173         39
     Dry hole costs.........................................       185         60
     Minority interest in net income of subsidiaries........        --         (5)
     Stock issued for directors fees........................        44         46
     Stock based compensation...............................     2,431         --
     Royalty settlement.....................................        --      3,216
     (Gain) on sale of properties...........................        --        (13)
  CHANGES IN WORKING CAPITAL
     (Increase) in accounts receivable......................    (1,325)    (2,056)
     (Increase) decrease in prepaid expenses and other
      current assets........................................      (360)       436
     Increase in accounts payable and accrued expenses......     3,765      2,849
     Decrease in restricted cash............................     1,792         --
                                                              --------   --------
NET CASH FLOW PROVIDED BY OPERATIONS........................    36,419     12,775
                                                              --------   --------
CASH FROM INVESTING ACTIVITIES
  Payments for capital expenditures.........................   (19,325)   (12,001)
  Proceeds from property sales..............................        --        232
                                                              --------   --------
NET CASH USED IN INVESTING ACTIVITIES.......................   (19,325)   (11,769)
                                                              --------   --------
CASH FROM FINANCING ACTIVITIES
  Proceeds from note payable................................        --      1,790
  Payments on notes payable and long-term accounts
     payable................................................    (1,092)      (458)
  Exercised stock options...................................       446         --
  Dividends paid to minority stockholders of subsidiaries...        --        (18)
                                                              --------   --------
          NET CASH (USED IN) PROVIDED BY FINANCING
           ACTIVITIES.......................................      (646)     1,314
                                                              --------   --------
          NET INCREASE IN CASH AND CASH EQUIVALENTS.........    16,448      2,320
  Cash and cash equivalents at beginning of period..........    18,131      4,356
                                                              --------   --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD........  $ 34,579   $  6,676
                                                              ========   ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1. ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     Remington Oil and Gas Corporation is an independent oil and gas exploration and production company incorporated in Delaware. Our oil and gas properties are located in the offshore Gulf of Mexico and the onshore Gulf Coast.

     We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first three months of 2001. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 2000 Form 10-K. The income statements for the three months ended March 31, 2001, cannot necessarily be used to project results for the full year.

  New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." As amended, the statement is effective for all fiscal years beginning after June 15, 2000. As of January 1, 2001, we adopted this statement. SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value. If the derivative is not designated as a hedging instrument, changes in fair value must be recognized in the income statement in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either offset by the change in fair value of the asset or liability (if applicable) or reported as a component of other comprehensive income in the period of change, and subsequently recognized in the income statement when the offsetting hedged transaction occurs. The definition of derivatives has also been expanded to include contracts that require physical delivery of oil and gas if the contract allows for net cash settlement. Currently we do not utilize any derivative instruments that fall under the criteria defined in the accounting standard. Accordingly, the adoption of SFAS No. 133 did not have a material effect on our reported financial statements or disclosures.

NOTE 2. CONTINGENCIES

  Phillips Petroleum Litigation

     Our litigation with Phillips Petroleum Company is a material contingency. We have included a complete discussion of this contingency in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the topic "Phillips Petroleum Litigation" on pages 6 and 7 of this Form 10-Q. Please read this discussion carefully.

     We have no other material pending legal proceedings other than the litigation mentioned above.

NOTE 3. STOCK BASED COMPENSATION AND RESTRICTED COMMON STOCK

     In June 1999, the Board of Directors approved a contingent stock grant to our employees and directors. The number of shares granted is relative to the employee's salary (or base number in the case of directors) and the closing stock price on June 17, 1999. In order for the grant to become effective, the price of our stock had to increase from $4.19 per share to a trigger price of $10.42 per share and close at or above $10.42 per share for 20 consecutive trading days. The required increase in the stock price represented the equivalent of a compounded annual rate of return of 20% for five years. This trigger was achieved on January 24, 2001. When the stock grant became effective, we recorded $8.1 million as restricted common stock, $5.7 million as

                       REMINGTON OIL AND GAS CORPORATION
unearned compensation reported as a separate reduction in stockholders' equity on the balance sheet, and $2.4 million as stock based compensation expense. The $5.7 million unearned compensation expense will be amortized quarterly over the next five years as the shares vest. The shares will be issued only if the employees and directors remain with the company through the vesting dates.

---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion will assist in understanding our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to financial statements, and our Form 10-K for the year ended December 31, 2000.

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

     This discussion is primarily an update to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2000 Form 10-K. We recommend that you read this discussion in conjunction with the Form 10-K.

     Our long-term strategy is to increase shareholder value by economically increasing reserves, production, and cash flow on an annual basis. At the same time, we believe it is important to maintain a strong balance sheet by keeping our total debt at a manageable level. We will balance our capital expenditures, financed primarily by cash, operating cash flow, and bank debt, among exploration, development, and acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 2001, our current assets exceeded our current liabilities by $27.7 million. Our current ratio was 1.84 to 1. From December 31, 2000, to March 31, 2001, our current assets increased by $16.3 million due primarily to net cash flow from operations.

     Net cash flow from operations before changes in working capital increased by $21.0 million, or 182%, primarily because of increased oil and gas revenues during the first quarter of 2001. Gas sales increased by $22.8 million, or 272%, and oil sales increased by $541,000, or 7%. The increase in oil and gas sales relates to increased production and prices.

     During the first quarter of 2001, we incurred capital expenditures totaling $19.3 million. The capital expenditures included drilling six successful wells and one unsuccessful well in the Gulf of Mexico and five successful wells in the Gulf Coast area. In addition, we incurred costs to complete wells and upgrade and complete platforms and facilities on Eugene Island Block 135, West Cameron Block 170, High Island Block 441, and East Cameron Blocks 305, 344, and 364. We have budgeted $70.7 million for capital expenditures during the remainder of the year, which includes costs to build 4 platforms, complete 2 offshore wells and drill approximately 30 additional wells. We expect that our cash and cash flow from operations will be adequate to fund the capital budget for the reminder of this year.

     Effective May 3, 2001, we entered into a new credit facility that has a borrowing base of $50.0 million. As of May 3, 2001, we had $24.5 million borrowed under the facility. The banks review the borrowing base semi-annually and may increase or decrease the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends. The line of credit expires on May 3, 2004, when all principal becomes due.

PHILLIPS PETROLEUM LITIGATION

     In 1977, Phillips Petroleum Company assigned its interest in South Pass 89, offshore Louisiana, to OKC Limited Partnership, predecessor to Remington Oil and Gas Corporation. The assignment was accomplished through a farmout agreement in which Phillips retained a 33% net profits interest. Phillips had obtained, through a predecessor corporation, the lease from the Minerals Management Service, which only granted rights to oil and gas from production. Paragraph IV of the farmout states that Phillips' net profits shall be "thirty-three percent (33%) of one-fourth ( 1/4) of eight-eighths (8/8)" of production. Paragraph IV
(a) states that Phillips "shall look exclusively to the oil, gas, condensate, and other hydrocarbons, . . . produced from the subject lease for the satisfaction and realization of the net profits interest." Subparagraph IV
(d)(4) states the net profits account shall be credited with "an amount equal to the proceeds of all judgments and claims collected on account of its ownership of the subject lease." Subparagraph IV (d)(5) states the net profits account shall be credited with "an amount equal to all monies and things of value received by or inuring to the benefit by virtue of its ownership interest in the subject lease" of Remington. The interpretation of Paragraph IV and its subparagraphs has been the primary subject of the recent litigation between Phillips and us. Our claim, upheld by the trial court and the appellate court, is that Phillips can look only to actual production for satisfaction of the net profits interest according to the clear language of Paragraph IV. It is our position that Subparagraphs IV(d)(4) and (5) merely define types of production to be credited to the net profits account. Phillips claims that Subparagraphs IV(d)(4) and (5) should stand alone and not as subsets of Paragraph IV and entitle Phillips to amounts received by us regardless of whether they represent revenues from or associated with production from the lease. We believe that if Phillips, as drafter of the farmout agreement, intended Subparagraphs IV(d)(4) and (5) to be so controlling, no reference to production would have been necessary in the farmout.

     The current litigation between Phillips and us involves three issues related to the interpretation of Paragraph IV and its subparagraphs -- the TETCO issue, the Overriding Royalty issue, and the Pipeline Tariff issue detailed below.

          TETCO -- We entered into a gas purchase agreement with TETCO in 1982 dedicating our gas from South Pass 89 to TETCO for specified prices. In 1989, TETCO sued us claiming the contract was terminated. In November of 1990, we settled with TETCO and received $69.6 million to "settle all causes of action, claims and controversies between them pertaining to the Litigation." Furthermore, we agreed to a new contract price for gas sold to TETCO in exchange for its agreement to drop its legal challenges to the gas contract. TETCO also paid us an additional $5.4 million (over and above the $69.6 million) for past production which we credited to the net profits account. This payment has not been subject to any litigation. In May of 1991, we allocated $5.8 million of the $69.6 million as production to the net profits account. Phillips claims the remaining $63.8 million should have been credited to the net profits account. After a three-week trial in 1997, the Louisiana trial court ruled that we should have credited $41.2 million to the net profits account as proceeds from production and thus owed an additional $9.3 million plus interest to Phillips. As part of its ruling, the trial court supported our claim that Phillips could only look to actual production for its net profits interest, that federal law applied to the contract, and that the remaining $28.4 million of the TETCO payment was for settlement of Remington's counterclaims against TETCO. Phillips appealed this ruling and on December 15, 2000, the Court of Appeal upheld the trial court's opinion.

          Overriding Royalty -- Phillips claimed that in months when no net profits are achieved, its net profits interest should revert to an overriding royalty. We claimed that once net profits are achieved, Phillips' net profits interest does not revert to an overriding royalty until cumulative net profits are depleted. The trial court ruled in Phillips' favor and awarded Phillips $1.6 million plus interest. We appealed this issue, but the appellate court upheld the trial court's ruling. We will not appeal the issue further.

          Pipeline Tariff -- The farmout agreement allows transportation costs to be charged to the net profits account. Initially, Marathon constructed and operated the oil pipeline from the South Pass complex to Venice, Louisiana, and charged us a tariff of $2.75 per barrel for transportation. This tariff was charged to the net profits account with no complaint from Phillips from inception of production in 1982 until 1989, four years after CKB Petroleum purchased the pipeline. In 1985, CKB Petroleum, Inc. purchased an interest in the pipeline and entered into a 20-year transportation agreement with us to transport all of our oil for $2.75 per barrel. Before CKB Petroleum purchased its interest, Phillips was given the right to purchase the interest under a preferential right clause of the pipeline operating agreement, but declined to do so. Phillips claims that we should charge only a lesser amount which Phillips claims was our "actual cost" of transportation, not what we paid to CKB Petroleum, Inc. Phillips has tried to claim that we somehow profited from charging the net profits account with the tariff amount that we paid to CKB Petroleum. Such a charge was clearly permitted by the farmout agreement. The trial court dismissed this claim. On December 15, 2000, the Court of Appeal upheld the trial court's opinion on this issue. The $2.75 per barrel tariff has been the market rate for the pipeline for us and our partners from inception through the trial date.

     The total judgment awarded by the trial court in 1998 including interest was $18.0 million. We recorded an $18.0 million charge to income in the third quarter of 1998 and continue to accrue interest on this liability each quarter. The present total liability is $20.0 million. Currently, we have $9.0 million in restricted cash set aside for this litigation.

     Phillips has filed an application for a supervisory writ with the Louisiana Supreme Court to which we have filed a response. In the application, Phillips has presented no new facts and no new issues of policy, law or equity. The Supreme Court has indicated that it wants to review briefs from both parties as well as review the trial and appellate court records but has not yet indicated whether it will hear oral arguments. Unless the parties receive extensions for filing briefs, Phillips' brief is due on May 22, 2001, while our reply is due on June 11, 2001. In all probability, it will be several months before a decision is rendered regarding oral argument and final disposition of the case by the Supreme Court. After the Supreme Court issues a final ruling on the case, it is likely, depending on the ruling, that various elements will be remanded to the trial court to resolve certain technical issues in accordance with the court rulings. It may take several months to resolve these issues in the trial court. When the litigation is concluded and the amount of our liability is finally determined, we intend to use a combination of cash, debt financing, and/or property sales to fulfill the amount of any judgment. We believe that there will be sufficient time from final determination by the appellate court of last resort and a final determination by the trial court on remand to allow us to make provision for any required payment. Final resolution of this matter through the courts may take up to several years.

     In August of 1998, we terminated the TETCO gas contract and received $49.8 million. Phillips has claimed that this full $49.8 million payment should be credited to the net profits account. Litigation on this issue was initiated in Collin County, Texas, and subsequently stayed pending the resolution of all the appeals in Phillips' Louisiana suit. Based on the trial court and appellate court opinions stating that Phillips can look only to production for its net profits interest and that federal law applies, we anticipate that this case will be dismissed or resolved through summary proceedings. Total liability for this claim would be $16.4 million plus statutory interest until the date of settlement. The trial and any appeals regarding this issue, if necessary, could take an additional two years to resolve once the current Louisiana litigation is concluded.

RESULTS OF OPERATIONS

     The following table reflects oil and gas revenues, production, and prices during the first quarter of 2001 compared to the first quarter of 2000.

                                                          THREE MONTHS ENDED MARCH 31,
                                                          -----------------------------
                                                                    % INCREASE
                                                           2001     (DECREASE)    2000
                                                          -------   ----------   ------
Oil production volume (MBbls)...........................      305        4%         292
Oil sales revenue.......................................  $ 8,014        7%      $7,473
Price per barrel........................................  $ 26.24        3%      $25.59
Increase in oil sales revenue due to:
  Change in prices......................................  $   190
  Change in production volume...........................      351
                                                          -------
Total increase in oil sales revenue.....................  $   541
                                                          =======
Gas production volume (MMcf)............................    5,202       65%       3,154
Gas sales revenue.......................................  $31,208      272%      $8,398
Price per Mcf...........................................  $  6.00      126%      $ 2.66
Increase in gas sales revenue due to:
  Change in prices......................................  $10,534
  Change in production volume...........................   12,276
                                                          -------
Total increase in gas sales revenue.....................  $22,810
                                                          =======

     Oil revenues increased $541,000, or 7%, because of the 4% increase in production and the 3% increase in the average price per barrel. Oil production from the Gulf of Mexico increased by 9% to 194,000 barrels primarily because of production from new wells drilled on West Cameron block 170. Oil production from our Gulf Coast properties including Mississippi and South Texas decreased slightly by 2% because of the sale of certain properties in August 2000 partially offset by increased production from new wells drilled during the second half of 2000.

     Gas revenues increased $22.8 million, or 272%, because of the 65% increase in production and the 126% increase in the average price per Mcf. Offshore Gulf of Mexico gas production increased by 2.3 Bcf, or 95%. The increased production primarily came from new discoveries on East Cameron block 364, West Cameron block 170, and Eugene Island block 297. However, gas production from the onshore gulf coast decreased by 0.2 Bcf, or 32%, because of the sale of certain South Texas properties in August 2000. Average gas prices per Mcf increased by $3.34, or 126%, which added an additional $10.5 million to total gas revenue.

     Operating expenses, including transportation and net profits expense, increased by $667,000, or 28%, because of additional producing properties. Exploration expenses increased primarily because we purchased additional 3-D seismic data during the first quarter of 2001, and we incurred an impairment charge from the final dismantling of the platform located on Main Pass block
262. Depreciation, depletion, and amortization increased by $4.4 million, or 99%, primarily due to new producing properties. General and administrative expenses did not change significantly.

     In June 1999, the Board of Directors approved a contingent stock grant to our employees and directors. The number of shares granted is relative to the employee's salary (or base number in the case of directors) and the closing stock price on June 17, 1999. In order for the grant to become effective, the price of our stock had to increase from $4.19 per share to a trigger price of $10.42 per share and close at or above $10.42 per share for 20 consecutive trading days. The required increase in the stock price represented the equivalent of a compounded annual rate of return of 20% for five years. This trigger was achieved on January 24, 2001. When the stock grant became effective, we recorded $8.1 million as restricted common stock, $5.7 million as unearned compensation reported as a separate reduction in stockholders' equity on the balance sheet, and $2.4 million as stock based compensation expense. The $5.7 million unearned compensation expense will be amortized quarterly over the next five years as the shares vest. The shares will be issued only if the employees or directors remain with the company through the vesting dates.

     In May 2000, we reached an agreement with the Minerals Management Service concerning the royalties due on the settlement of a 1990-gas purchase contract. Because of the agreement, we recorded an expense of $3.2 million in the first quarter of 2000. This claim by the MMS was the same claim made by Phillips in our ongoing litigation with them. The MMS agreed with the trial court and the appellate court that $41.3 million of the $69.6 million payment was production related and therefore subject to royalties.

     Interest and financing costs increased due to increased weighted average rates and an increase in the total debt outstanding. During the first quarter of 2001, we recorded income tax expense totaling $7.0 million, of which an estimated $6.3 million is deferred. We fully utilized our net deferred income tax benefit during 2000 and the first quarter of 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk sensitive instrument at March 31, 2001, is a revolving line of credit from a bank. At March 31, 2001, the unpaid principal balance under the line was $27.4 million, and has since been paid down to $24.5 million. The interest rate on this debt is sensitive to market fluctuations, however, we do not believe that significant fluctuations in the market rate of interest have a material effect on our consolidated financial position, results of operations, or cash flow from operations.

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Incorporated herein by reference is the discussion of litigation set forth in Part I, Item 1, Notes to Condensed Consolidated Financial Statements -- Note
2. Contingencies of this Form 10-Q.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          2.0++          -- Agreement and Plan of Merger dated as of June 22, 1998, by and between Remington Oil and Gas Corporation and
                            S-Sixteen Holding Company.
          3.1*           -- Certificate of Incorporation, as amended.
          3.2++++++      -- Certificate of Amendment of Certificate of Incorporation
                            of Box Energy Corporation.
          3.2.1++        -- Certificate of Amendment of Certificate of Incorporation
                            of Remington Oil and Gas Corporation.
          3.3+++         -- By-Laws as amended.
          4.1*           -- Form of Indenture, Box Energy Corporation to United
                            States Trust Company of New York, Trustee, dated December
                            1, 1992, 8 1/4% Convertible Subordinated Notes due
                            December 1, 2002.
         10.1*           -- Farmout Agreement with Aminoil USA, Inc., effective May
                            1, 1977, dated May 9, 1977.
         10.2*           -- Transportation Agreement with CKB Petroleum, Inc. dated
                            March 1, 1985, as amended on April 19, 1989.
         10.3*           -- Agreement of Compromise and Amendment to Farmout
                            Agreement, dated July 3, 1989.
         10.4**          -- Pension Plan of Box Energy Corporation, effective April
                            16, 1992.
         10.5+++++       -- First Amendment to the Pension Plan of Box Energy
                            Corporation dated December 16, 1993.
         10.6++++        -- Second Amendment to the Pension Plan of Box Energy
                            Corporation dated December 31, 1994.
         10.7***         -- Agreement by and between Box Energy Corporation and James
                            A. Watt.
         10.8++++++      -- Box Energy Corporation Severance Plan.
         10.9+           -- Box Energy Corporation 1997 Stock Option Plan (as amended
                            June 17, 1999).

         10.10++++++     -- Box Energy Corporation Non-Employee Director Stock
                            Purchase Plan.
         10.11sec.       -- Form of Employment Agreement effective September 30,
                            1999, by and between Remington Oil and Gas Corporation
                            and two executive officers.
         10.12sec.       -- Form of Employment Agreement effective September 30,
                            1999, by and between Remington Oil and Gas Corporation
                            and an executive officer.
         10.13sec.sec.   -- Employment Agreement effective January 31, 2000, by and between Remington Oil and Gas Corporation and James A.
                            Watt.
       10.14sec.sec.sec. -- Form of Contingent Stock Grant Agreement -- Directors.
       10.15sec.sec.sec. -- Form of Contingent Stock Grant Agreement -- Employees.
       10.16sec.sec.sec. -- Form of Amendment to Contingent Stock Grant
                            Agreement -- Directors.
       10.17sec.sec.sec. -- Form of Amendment to Contingent Stock Grant
                            Agreement -- Employees.
         11.1            -- Statement regarding computation of income per share.

     (b) No Forms 8-K were filed during the quarter ended March 31, 2001.
---------------

  * Incorporated by reference to the Company's Registration Statement on Form S-2 (file number 33-52156) filed with the Commission and effective on December 1, 1992.

 ** Incorporated by reference to the Company's Form 10-K (file number 0-19967) for the fiscal year ended December 31, 1992, filed with the Commission and effective on or about March 30, 1993.

+++++ Incorporated by reference to the Company's Form 10-K (file number 0-19967) for the fiscal year ended December 31, 1993, filed with the Commission and effective on or about March 30, 1994.

 ++++ Incorporated by reference to the Company's Form 10-K (file number 0-19967) for the fiscal year ended December 31, 1994, filed with the Commission and effective on or about March 30, 1995.

  + Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 1999, filed with the Commission and effective on or about August 13, 1999.

*** Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 1997, filed with the Commission and effective on or about August 12, 1997.

++++++ Incorporated by reference to the Company's Form 10-K (file number
       1-11516) for the fiscal year ended December 31, 1997, filed with the Commission and effective on or about March 30, 1998.

 ++ Incorporated by reference to the Company's Registration Statement on Form
    S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

+++ Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1998, filed with the Commission and effective on or about March 30, 1999.

  sec. Incorporated by reference to the Company's Form 10-Q (file number
       1-11516) for the fiscal quarter ended September 30, 1999, filed with the Commission and effective on or about November 12, 1999.

 sec.sec. Incorporated by reference to the Company's Form 10-K (file number
          1-11516) for the fiscal year ended December 31, 1999, filed with the Commission and effective on or about March 30, 2000.

sec.sec.sec. Incorporated by reference to the Company's Form 10-K (file number
             1-11516) for the fiscal year ended December 31, 2000, filed with the Commission and effective on or about March 16, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REMINGTON OIL AND GAS CORPORATION

Date: May 9, 2001                         By:       /s/ JAMES A. WATT
                                            ------------------------------------
                                                       James A. Watt
                                               President and Chief Executive
                                                           Officer

Date: May 9, 2001                         By:      /s/ J. BURKE ASHER
                                            ------------------------------------
                                                       J. Burke Asher
                                                   Vice President/Finance

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          2.0++          -- Agreement and Plan of Merger dated as of June 22, 1998, by and between Remington Oil and Gas Corporation and
                            S-Sixteen Holding Company.
          3.1*           -- Certificate of Incorporation, as amended.
          3.2++++++      -- Certificate of Amendment of Certificate of Incorporation
                            of Box Energy Corporation.
          3.2.1++        -- Certificate of Amendment of Certificate of Incorporation
                            of Remington Oil and Gas Corporation.
          3.3+++         -- By-Laws as amended.
          4.1*           -- Form of Indenture, Box Energy Corporation to United
                            States Trust Company of New York, Trustee, dated December
                            1, 1992, 8 1/4% Convertible Subordinated Notes due
                            December 1, 2002.
         10.1*           -- Farmout Agreement with Aminoil USA, Inc., effective May
                            1, 1977, dated May 9, 1977.
         10.2*           -- Transportation Agreement with CKB Petroleum, Inc. dated
                            March 1, 1985, as amended on April 19, 1989.
         10.3*           -- Agreement of Compromise and Amendment to Farmout
                            Agreement, dated July 3, 1989.
         10.4**          -- Pension Plan of Box Energy Corporation, effective April
                            16, 1992.
         10.5+++++       -- First Amendment to the Pension Plan of Box Energy
                            Corporation dated December 16, 1993.
         10.6++++        -- Second Amendment to the Pension Plan of Box Energy
                            Corporation dated December 31, 1994.
         10.7***         -- Agreement by and between Box Energy Corporation and James
                            A. Watt.
         10.8++++++      -- Box Energy Corporation Severance Plan.
         10.9+           -- Box Energy Corporation 1997 Stock Option Plan (as amended
                            June 17, 1999).
         10.10++++++     -- Box Energy Corporation Non-Employee Director Stock
                            Purchase Plan.
         10.11sec.       -- Form of Employment Agreement effective September 30,
                            1999, by and between Remington Oil and Gas Corporation
                            and two executive officers.
         10.12sec.       -- Form of Employment Agreement effective September 30,
                            1999, by and between Remington Oil and Gas Corporation
                            and an executive officer.
         10.13sec.sec.   -- Employment Agreement effective January 31, 2000, by and between Remington Oil and Gas Corporation and James A.
                            Watt.
       10.14sec.sec.sec. -- Form of Contingent Stock Grant Agreement -- Directors.
       10.15sec.sec.sec. -- Form of Contingent Stock Grant Agreement -- Employees.
       10.16sec.sec.sec. -- Form of Amendment to Contingent Stock Grant
                            Agreement -- Directors.
       10.17sec.sec.sec. -- Form of Amendment to Contingent Stock Grant
                            Agreement -- Employees.
         11.1            -- Statement regarding computation of income per share.

---------------

  * Incorporated by reference to the Company's Registration Statement on Form S-2 (file number 33-52156) filed with the Commission and effective on December 1, 1992.

 ** Incorporated by reference to the Company's Form 10-K (file number 0-19967) for the fiscal year ended December 31, 1992, filed with the Commission and effective on or about March 30, 1993.

+++++ Incorporated by reference to the Company's Form 10-K (file number 0-19967) for the fiscal year ended December 31, 1993, filed with the Commission and effective on or about March 30, 1994.

 ++++ Incorporated by reference to the Company's Form 10-K (file number 0-19967) for the fiscal year ended December 31, 1994, filed with the Commission and effective on or about March 30, 1995.

  + Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 1999, filed with the Commission and effective on or about August 13, 1999.

*** Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 1997, filed with the Commission and effective on or about August 12, 1997.

++++++ Incorporated by reference to the Company's Form 10-K (file number
       1-11516) for the fiscal year ended December 31, 1997, filed with the Commission and effective on or about March 30, 1998.

 ++ Incorporated by reference to the Company's Registration Statement on Form
    S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

+++ Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1998, filed with the Commission and effective on or about March 30, 1999.

  sec. Incorporated by reference to the Company's Form 10-Q (file number
       1-11516) for the fiscal quarter ended September 30, 1999, filed with the Commission and effective on or about November 12, 1999.

 sec.sec. Incorporated by reference to the Company's Form 10-K (file number
          1-11516) for the fiscal year ended December 31, 1999, filed with the Commission and effective on or about March 30, 2000.

sec.sec.sec. Incorporated by reference to the Company's Form 10-K (file number
             1-11516) for the fiscal year ended December 31, 2000, filed with the Commission and effective on or about March 16, 2001.