Form 10-Q
period 2001-06-30
REMINGTON OIL & GAS CORP
filed 2001-08-06
CIK 874992

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

               Registrant's telephone number, including area code
                                 (214) 210-2650

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     There were 22,521,468 outstanding shares of Common Stock, $0.01 par value, on August 6, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       REMINGTON OIL AND GAS CORPORATION

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I, FINANCIAL INFORMATION...............................    3
  ITEM 1. Financial Statements..............................    3
             Condensed Consolidated Balance Sheets..........    3
             Condensed Consolidated Statements of Income....    4
             Condensed Consolidated Statements of Cash
          Flows.............................................    5
             Notes to Condensed Consolidated Financial
          Statements........................................    6
  ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............    8
  ITEM 3. Quantitative and Qualitative Disclosures about
          Market Risk.......................................   10

PART II, OTHER INFORMATION..................................   11
  ITEM 1. Legal Proceedings.................................   11
  ITEM 2. Changes in Securities.............................   11
  ITEM 3. Defaults upon Senior Securities...................   11
  ITEM 4. Submission of Matters to a Vote of Security
          Holders...........................................   11
  ITEM 5. Other Information.................................   11
  ITEM 6. Exhibits and Reports on Form 8-K..................   11

                         PART I, FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       REMINGTON OIL AND GAS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets
  Cash and cash equivalents.................................   $  14,294      $  18,131
  Restricted cash and cash equivalents......................         800          2,592
  Accounts receivable.......................................      19,071         21,142
  Prepaid expenses and other current assets.................       1,328          2,375
                                                               ---------      ---------
          Total current assets..............................      35,493         44,240
                                                               ---------      ---------
Properties
  Oil and natural gas properties (successful-efforts
     method)................................................     381,520        336,558
  Other properties..........................................       2,747          2,701
  Accumulated depreciation, depletion and amortization......    (209,348)      (201,506)
                                                               ---------      ---------
          Total properties..................................     174,919        137,753
                                                               ---------      ---------
Other assets
  Cash collateral for Phillips judgment.....................          --          9,000
  Other assets..............................................         907          1,481
                                                               ---------      ---------
          Total other assets................................         907         10,481
                                                               ---------      ---------
          Total assets......................................   $ 211,319      $ 192,474
                                                               =========      =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
  Accounts payable and accrued liabilities..................   $  22,277      $  25,273
  Short-term notes payable and current portion of other
     long-term payables.....................................       3,872          7,229
                                                               ---------      ---------
          Total current liabilities.........................      26,149         32,502
                                                               ---------      ---------
Long-term liabilities
  Phillips judgment.........................................          --         19,733
  Notes payable.............................................      24,500         24,685
  8 1/4% Convertible subordinated notes payable due in
     2002...................................................       3,633          5,880
  Other long-term payables..................................       5,393          6,966
  Deferred income tax liability.............................       7,075             --
                                                               ---------      ---------
          Total long-term liabilities.......................      40,601         57,264
                                                               ---------      ---------
          Total liabilities.................................      66,750         89,766
                                                               ---------      ---------
Commitments and contingencies (Note 2)......................
                                                               ---------      ---------
Temporary equity............................................      18,857             --
                                                               ---------      ---------
Stockholders' equity
  Preferred stock, $.01 par value, 25,000,000 shares
     authorized, no shares outstanding......................          --             --
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 23,104,835 shares issued and 23,070,476
     shares outstanding in 2001, 21,598,605 shares issued
     and 21,564,246 outstanding in 2000.....................         231            216
  Additional paid-in capital................................      50,209         45,897
  Restricted common stock...................................       8,055             --
  Unearned compensation.....................................      (5,276)            --
  Retained earnings.........................................      72,493         56,595
                                                               ---------      ---------
          Total stockholders' equity........................     125,712        102,708
                                                               ---------      ---------
          Total liabilities and stockholders' equity........   $ 211,319      $ 192,474
                                                               =========      =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         -------------------   -----------------
                                                           2001       2000      2001      2000
                                                         --------   --------   -------   -------
Revenues
  Oil sales............................................  $ 7,619    $ 8,221    $15,633   $15,691
  Gas sales............................................   25,776     10,602     56,984    19,001
  Other income.........................................      786        794      1,552     1,365
                                                         -------    -------    -------   -------
          Total revenues...............................   34,181     19,617     74,169    36,057
                                                         -------    -------    -------   -------
Costs and expenses
  Operating costs and expenses.........................    3,686      3,653      6,734     6,033
  Exploration expenses.................................    2,755        927      4,171     1,209
  Depreciation, depletion and amortization.............    9,459      4,781     18,249     9,199
  General and administrative...........................    1,566      1,349      2,901     2,698
  Stock based compensation.............................      389         --      2,820        --
  Settlements..........................................   13,524         --     13,524     3,216
  Interest and financing expense.......................      888      1,148      2,192     2,164
                                                         -------    -------    -------   -------
          Total costs and expenses.....................   32,267     11,858     50,591    24,519
                                                         -------    -------    -------   -------
Income before taxes and minority interest..............    1,914      7,759     23,578    11,538
                                                         -------    -------    -------   -------
  Income tax expense...................................      673         --      7,680        --
  Minority interest in income of subsidiaries..........       --         --         --        (5)
                                                         -------    -------    -------   -------
Net income.............................................  $ 1,241    $ 7,759    $15,898   $11,543
                                                         =======    =======    =======   =======
Basic income per share.................................  $  0.06    $  0.36    $  0.73   $  0.54
                                                         =======    =======    =======   =======
Diluted income per share...............................  $  0.05    $  0.35    $  0.66   $  0.53
                                                         =======    =======    =======   =======
Weighted average shares outstanding (basic)............   21,785     21,469     21,686    21,386
                                                         =======    =======    =======   =======
Weighted average shares outstanding (diluted)..........   24,559     22,549     24,431    22,162
                                                         =======    =======    =======   =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flow provided by operations
  Net income................................................  $ 15,898   $ 11,543
  Adjustments to reconcile net income
     Depreciation, depletion and amortization...............    18,249      9,199
     Deferred income taxes..................................     7,075         --
     Amortization of deferred charges.......................        85         80
     Deferred net profits expense...........................     1,270         --
     Dry hole costs.........................................     1,884        693
     Minority interest in income of subsidiaries............        --         (5)
     Royalty settlement.....................................        --      3,216
     Stock issued to directors and employees for
      compensation..........................................     2,914         88
     (Gain) on sale of properties...........................        --        (13)
  Changes in working capital
     Decrease (increase) in accounts receivable.............     2,063     (5,746)
     Decrease in prepaid expenses and other current
      assets................................................       522      1,514
     (Decrease) increase in accounts payable and accrued
      liabilities...........................................    (3,235)     5,208
     Decrease (increase) in restricted cash.................    10,792       (400)
                                                              --------   --------
          Net cash flow provided by operations..............    57,517     25,377
                                                              --------   --------
  Cash from investing activities
     Payments for capital expenditures......................   (57,299)   (20,560)
     Proceeds from property sales...........................        --        232
                                                              --------   --------
          Net cash (used in) investing activities...........   (57,299)   (20,328)
                                                              --------   --------
  Cash from financing activities
     Proceeds from note payable.............................     5,000      1,790
     Loan origination costs for line of credit..............      (307)        --
     Payments on notes payable and other long-term
      payables..............................................   (10,115)    (1,329)
     Common stock issued....................................     1,367         11
     Dividends paid to minority stockholders of
      subsidiaries..........................................        --        (18)
                                                              --------   --------
          Net cash (used in) provided by financing
           activities.......................................    (4,055)       454
                                                              --------   --------
          Net (decrease) increase in cash and cash
           equivalents......................................    (3,837)     5,503
  Cash and cash equivalents at beginning of period..........    18,131      4,356
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 14,294   $  9,859
                                                              ========   ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     Remington Oil and Gas Corporation is an independent oil and gas exploration and production company incorporated in Delaware. Our oil and gas properties are located in the offshore Gulf of Mexico and onshore Gulf Coast.

     We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by accounting principles generally accepted in the United States. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first six months of 2001. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 2000 Form 10-K. The income statements for the three and six months ended June 30, 2001, cannot necessarily be used to project results for the full year.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." As amended, the statement is effective for all fiscal years beginning after June 15, 2000. As of January 1, 2001, we adopted this statement. Currently we do not utilize any derivative instruments that fall under the criteria defined in the accounting standard. Accordingly, the adoption of SFAS No. 133 did not have a material effect on our financial statements or disclosures.

NOTE 2. CONTINGENCIES

PHILLIPS PETROLEUM LITIGATION

     On May 22, 2001, we settled the litigation with Phillips Petroleum Company and acquired Phillips' Net Profits Interest in South Pass block 89, offshore Louisiana. As consideration for the settlement and acquisition of the net profits interest, we paid $21.25 million cash and issued 1,189,344 shares of our common stock valued at $21.25 million on May 22, 2001, for a total settlement amount of $42.5 million.

     Of the total $42.5 million settlement, we had previously recorded $20.2 million as an accrued liability. We recorded $12.3 million as additional settlement expense and capitalized $10.0 million as the cost for our purchase of the net profits interest based on our estimate of the fair value thereof. In addition, in the current quarter we charged to the settlement expense $1.2 million of deferred net profits expense related to a royalty settlement in 2000.

     Phillips has the right to sell the stock at prices at or above $17.867 per share over a six-month period from the date of settlement until their net proceeds from the sales are $21.25 million. If the market price is less than $17.867 per share after 31 days following this agreement, Phillips can sell back to us, and we must purchase from Phillips, up to 100,000 shares per week at $17.867 per share. We initially recorded in permanent equity the issuance of 1,189,344 shares to Phillips at fair value on May 22, 2001. We transferred to temporary equity an amount equal to the possible cash redemption amount under the settlement agreement. As of June 30, 2001, Phillips had sold 33,900 shares, and we transferred $606,000 back into permanent equity. In addition as of June 30, 2001, we had repurchased 100,000 shares under the settlement agreement.

NOTE 3. STOCK BASED COMPENSATION AND RESTRICTED COMMON STOCK

     In June 1999, the Board of Directors approved a contingent stock grant to our employees and directors. The number of shares granted is relative to the employee's salary (or base number in the case of directors)

                       REMINGTON OIL AND GAS CORPORATION
and the closing stock price on June 17, 1999. In order for the grant to become effective, the price of our stock had to increase from $4.19 per share to a trigger price of $10.42 per share and close at or above $10.42 per share for 20 consecutive trading days. The required increase in the stock price represented the equivalent of a compounded annual rate of return of 20% for five years. This trigger was achieved on January 24, 2001. When the stock grant became effective, we recorded $8.1 million as restricted common stock, $5.7 million as unearned compensation reported as a separate reduction in stockholders' equity on the balance sheet, and $2.4 million as stock based compensation expense. We will amortize the $5.7 million unearned compensation expense quarterly over five years as the shares vest. During the second quarter of 2001, we amortized $0.4 million and recorded it as stock based compensation expense. The employees and directors will actually receive the shares only if they remain with the company through the vesting dates.

NOTE 4. INCOME PER SHARE

     The following table presents our calculation of basic and diluted income per share.

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                   2001       2000      2001      2000
                                                 --------   --------   -------   -------
Net income available for basic income per
  share........................................  $ 1,241    $ 7,759    $15,898   $11,543
  Interest expense on Convertible Notes (net of
     tax)......................................       66         80        143       160
                                                 -------    -------    -------   -------
Net income available for diluted income per
  share........................................  $ 1,307    $ 7,839    $16,041   $11,703
                                                 =======    =======    =======   =======
Basic income per share.........................  $  0.06    $  0.36    $  0.73   $  0.54
                                                 =======    =======    =======   =======
Diluted income per share.......................  $  0.05    $  0.35    $  0.66   $  0.53
                                                 =======    =======    =======   =======
Weighted average
Total common shares for basic income per
  share........................................   21,785     21,469     21,686    21,386
  Dilutive stock options outstanding (treasury
     stock method).............................    1,586        539      1,524       235
  Common stock grant...........................      663         --        663        --
  Warrant issued...............................       76         --         66        --
  Shares assumed issued by conversion of the
     Notes.....................................      449        541        492       541
                                                 -------    -------    -------   -------
          Total common shares for diluted
            income per share...................   24,559     22,549     24,431    22,162
                                                 =======    =======    =======   =======
Potential issues of common stock for diluted
  income per share
  Weighted average warrant outstanding.........       --        200         --       200

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

     This discussion is primarily an update to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2000 Form 10-K. We recommend that you read this discussion in conjunction with the Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 2001, our current assets exceeded our current liabilities by $9.3 million. Our current ratio is 1.36 to 1.

     Cash flow from operations before changes in working capital increased by $22.6 million primarily because of increased gas revenues during the first half of 2001. Gas sales increased by $38.0 million or 200% because of increased production ($23.2 million) and average prices (approximately $14.8 million).

     During the first half of 2001, we incurred capital expenditures totaling $57.3 million for platform facilities, drilling and completing activities, lease acquisitions, and the purchase of the Net Profits interest from Phillips Petroleum. During the remainder of 2001, we expect to incur costs of approximately $53.0 million related to our exploration and development activities. We expect that our cash flow from operations and available bank line of credit will be adequate to fund the capital budget for the remainder of this year.

     On May 22, 2001, we settled the litigation with Phillips Petroleum Company and acquired Phillips' Net Profits Interest in South Pass block 89, offshore Louisiana. As consideration for the settlement and acquisition of the net profits interest, we paid $21.25 million cash and issued 1,189,344 shares of our common stock valued at $21.25 million on May 22, 2001, for a total settlement amount of $42.5 million.

     Phillips has the right to sell the stock at prices at or above $17.867 per share over a six-month period from the date of settlement until their net proceeds from the sales are $21.25 million. If the market price is less than $17.867 per share after 31 days following this agreement, Phillips can sell back to us, and we must purchase from Phillips, up to 100,000 shares per week at $17.867 per share. As of August 6, 2001, Phillips has sold 33,900 shares of the common stock issued, and we have repurchased from Phillips 700,000 shares of common stock.

     Effective May 3, 2001, we entered into a new credit facility that was amended on June 15, 2001, and now has a borrowing base of $75.0 million. As of August 1, 2001, we had $34.0 million borrowed under the facility. The banks review the borrowing base semi-annually and may increase or decrease the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends. The line of credit expires on May 3, 2004, when all principal becomes due.

RESULTS OF OPERATIONS

     We recorded net income for the first six months of 2001 of $15.9 million or $0.73 per share basic and $0.66 per share diluted compared to first six months of 2000 of $11.5 million or $0.54 per share basic and $0.53 per share diluted. For the three months ended June 30, 2001, we recorded net income of $1.2 million or $0.06 per share basic and $0.05 per share diluted compared to $7.8 million or $0.36 per share basic and $0.35 per share diluted for the three months ended June 30, 2000. The increase in net income results from an increase in total gas sales partially offset by a one-time pre-tax charge of $13.5 million in connection with the settlement of the Phillips litigation. The following table reflects the increase or decrease in oil and gas sales revenue due to the changes in prices and volumes.

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                   2001       2000      2001      2000
                                                 --------   --------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PRICES)
Oil production volume (Bbls)...................      307        321        612       613
Oil sales revenue..............................  $ 7,619    $ 8,221    $15,633   $15,691
Price per barrel...............................  $ 24.82    $ 25.61    $ 25.54   $ 25.60
(Decrease) in oil sales revenue due to:
  Change in prices.............................  $  (254)              $   (37)
  Change in production volume..................     (348)                  (21)
                                                 -------               -------
          Total (decrease) in oil sales
            revenue............................  $  (602)              $   (58)
                                                 =======               =======
Gas production volume (Mcf)....................    5,496      3,175     10,698     6,329
Gas sales revenue..............................  $25,776    $10,602    $56,984   $19,001
Price per Mcf..................................  $  4.69    $  3.34    $  5.33   $  3.00
Increase in gas sales revenue due to:
  Change in prices.............................  $ 4,286               $14,747
  Change in production volume..................   10,888                23,236
                                                 -------               -------
          Total increase in gas sales
            revenue............................  $15,174               $37,983
                                                 =======               =======

     Oil revenue during the second quarter and first six months of 2001 decreased slightly when compared to 2000. Decreased oil production from offshore Gulf of Mexico properties, primarily the South Pass blocks, was offset by increased production from Mississippi and South Texas. In addition, the average oil prices decreased slightly which caused oil revenues to decrease by $254,000 for the three months ended June 30, 2001, and by $37,000 for the six months ended June 30, 2001, when compared to the same periods in the prior year.

     Gas revenues for the first six months of 2001 increased $38.0 million or 200% compared to the prior year because of the 69% increase in production and the 78% increase in the average price per Mcf. Offshore Gulf of Mexico gas production increased by 4.8 Bcf, or 99%. However, gas production from the onshore gulf coast decreased by 0.4 Bcf, or 25% because of the sale of certain South Texas Properties in August 2000. Average gas prices per Mcf increased by $2.33, which added an additional $14.7 million to total gas revenue. Gas revenues during the second quarter of 2001 increased $15.2 million or 143% compared to the second quarter of 2000 because of the 73% increase in production and the 40% increase in the average price per Mcf. Offshore Gulf of Mexico gas production increased by 2.5 Bcf, or 103%. Gas production from the onshore gulf coast decreased slightly during the second quarter of 2001 because of the sale of certain South Texas Properties in August 2000.

     Operating expenses including transportation and net profits expense increased during the three and six months ended June 30, 2001, compared to the same period in 2000 primarily because of an increase in the number of producing properties partially offset by a $1.3 million workover on West Cameron block 170 charged to expense during the second quarter of 2000. Since we purchased the Net profits interest in South Pass block 89 from Phillips in May of this year we will no longer incur the net profits expense.

     Exploration expense increased by $1.8 million during the second quarter of 2001 and by $3.0 million during the first six months of 2001 primarily because of increased seismic expenditures in Mississippi and the Gulf of Mexico and increased dry hole expense. Depreciation, depletion, and amortization expense increased by $4.7 million during the second quarter of 2001 and by $9.1 million during the first six months of 2001 compared to the same period in the prior year because of increased production and an increase in the number of producing properties.

     In June 1999, the Board of Directors approved a contingent stock grant to our employees and directors. The number of shares granted is relative to the employee's salary (or base number in the case of directors) and the closing stock price on June 17, 1999. In order for the grant to become effective, the price of our stock had to increase from $4.19 per share to a trigger price of $10.42 per share and close at or above $10.42 per share for 20 consecutive trading days. The required increase in the stock price represented the equivalent of a compounded annual rate of return of 20% for five years. This trigger was achieved on January 24, 2001. When the stock grant became effective, we recorded $8.1 million as restricted common stock, $5.7 million as unearned compensation reported as a separate reduction in stockholders' equity on the balance sheet, and $2.4 million as stock based compensation expense. We will amortize the $5.7 million unearned compensation expense quarterly over five years as the shares vest. During the second quarter of 2001, we amortized $0.4 million and recorded it as stock based compensation expense. The employees and directors will actually receive the shares only if they remain with the company through the vesting dates.

     In May 2000, we reached an agreement with the Minerals Management Service concerning the royalties due on the settlement of a 1990 gas purchase contract. Because of the agreement, we recorded an expense of $3.2 million in the first quarter of 2000.

     During the first six months of 2001, we recorded income tax expense totaling $7.7 million, of which an estimated $7.1 million is deferred. We fully utilized our net deferred income tax benefit during 2000 and the first quarter of 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk sensitive instrument at June 30, 2001, is a revolving line of credit from a bank. At June 30, 2001, the unpaid principal balance under the line was $24.5 million. The interest rate on this debt is sensitive to market fluctuations, however, we do not believe that significant fluctuations in the market rate of interest have a material effect on our consolidated financial position, results of operations, or cash flow from operations.

                           PART II, OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Incorporated herein by reference is the discussion of litigation set forth in Part I, Item 1, Notes to the Financial Statements -- Note 2. Contingencies of this Form 10-Q.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 23, 2001, we held our annual stockholders meeting to elect the company's board of directors, to ratify Arthur Andersen LLP as the independent accountants for 2001, and to consider and vote on a proposal to amend our 1997 stock option plan to authorize an increase in the number of shares issuable. The stockholders voted as follows:

                                                     FOR       WITHHELD/AGAINST   ABSTAINED
                                                  ----------   ----------------   ---------
Election of Directors
  Don D. Box....................................  16,300,179      2,146,849
  John E. Goble, Jr. ...........................  17,664,117        782,911
  William E. Greenwood..........................  17,664,117        782,911
  David H. Hawk.................................  17,661,317        785,711
  James Arthur Lyle.............................  17,660,187        786,841
  David E. Preng................................  17,660,917        786,111
  Thomas W. Rollins.............................  17,664,217        782,811
  Alan C. Shapiro...............................  17,664,217        782,811
  James A. Watt.................................  16,302,284      2,144,744
Ratification of independent auditors for 2000...  18,303,042        110,252         33,734
1997 stock option plan amendment................  12,827,656      5,515,322        104,050

     The members of the board of directors do not serve staggered terms of office. All directors elected at the meeting were already members of the board at the time of election. No director serving at the time of the election failed to retain his seat on the board.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          2.0##          -- Agreement and Plan of Merger dated as of June 22, 1998, by and between Remington Oil and Gas Corporation and
                            S-Sixteen Holding Company.
          3.1*           -- Certificate of Incorporation, as amended.
          3.2#           -- Certificate of Amendment of Certificate of Incorporation
                            of Box Energy Corporation.
          3.2.1##        -- Certificate of Amendment of Certificate of Incorporation
                            of Remington Oil and Gas Corporation.
          3.3###         -- By-Laws as amended.

              4.1*           -- Form of Indenture Box Energy Corporation to United States Trust Company of New York,
                                Trustee, dated December 1, 1992, 8 1/4% Convertible Subordinated Notes due December
                                1, 2002.
             10.1*           -- Farmout Agreement with Aminoil USA, Inc., effective May 1, 1977, dated May 9, 1977.
             10.2*           -- Transportation Agreement with CKB Petroleum, Inc. dated March 1, 1985, as amended on
                                April 19, 1989.
             10.3*           -- Agreement of Compromise and Amendment to Farmout Agreement, dated July 3, 1989.
             10.4**          -- Pension Plan of Box Energy Corporation, effective April 16, 1992.
             10.5***         -- First Amendment to the Pension Plan of Box Energy Corporation dated December 16,
                                1993.
             10.6+           -- Second Amendment to the Pension Plan of Box Energy Corporation dated December 31,
                                1994.
             10.7+++         -- Agreement by and between Box Energy Corporation and James A. Watt.
             10.8#           -- Box Energy Corporation Severance Plan.
             10.9++          -- Box Energy Corporation 1997 Stock Option Plan (as amended June 17, 1999).
             10.10#          -- Box Energy Corporation Non-Employee Director Stock Purchase Plan
             10.11(-)        -- Form of Employment Agreement effective September 30, 1999, by and between Remington
                                Oil and Gas Corporation and two executive officers.
             10.12(-)        -- Form of Employment Agreement effective September 30, 1999, by and between Remington
                                Oil and Gas Corporation and an executive officer.
             10.13(-)(-)     -- Employment Agreement effective January 31, 2000, by and between Remington Oil and Gas
                                Corporation and James A. Watt.
             10.14(-)(-)(-)  -- Form of Contingent Stock Grant Agreement -- Directors.
             10.15(-)(-)(-)  -- Form of Contingent Stock Grant Agreement -- Employees.
             10.16(-)(-)(-)  -- Form of Amendment to Contingent Stock Grant Agreement -- Directors.
             10.17(-)(-)(-)  -- Form of Amendment to Contingent Stock Grant Agreement -- Employees.
             10.18x          -- Compromise and Settlement Agreement between Remington Oil and Gas Corporation and
                                Phillips Petroleum Company dated May 22, 2001.

     (b) One Form 8-K was filed on May 31, 2001, reporting in Item 5 therein the settlement of the Phillips litigation.
---------------

* Incorporated by reference to the Company's Registration Statement on Form S-2 (file number 33-52156) filed with the Commission and effective on December 1, 1992.

** Incorporated by reference to the Company's Form 10-K (file number 0-19967) for the fiscal year ended December 31, 1992, filed with the Commission and effective on or about March 30, 1993.

*** Incorporated by reference to the Company's Form 10-K (file number 0-19967) for the fiscal year ended December 31, 1993, filed with the Commission and effective on or about March 30, 1994.

+ Incorporated by reference to the Company's Form 10-K (file number 0-19967) for the fiscal year ended December 31, 1994, filed with the Commission and effective on or about March 30, 1995.

++ Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 1999, filed with the Commission and effective on or about August 13, 1999.

+++ Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 1997, filed with the Commission and effective on or about August 12, 1997.

# Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997, filed with the Commission and effective on or about March 30, 1998.

## Incorporated by reference to the Company's Registration Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

### Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1998, filed with the Commission and effective on or about March 30, 1999.

(-) Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999, filed with the Commission and effective on or about November 12, 1999.

(-)(-)
     Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1999, filed with the Commission and effective on or about March 30, 2000.

(-)(-)(-)
     Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000, filed with the Commission and effective on or about March 16, 2001.

x Incorporated by reference to the Company's Form 8-K (file number 1-11516) filed with the Commission on or about May 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REMINGTON OIL AND GAS CORPORATION

Date: August 6, 2001                    By:   /s/ JAMES A. WATT
                                           -------------------------------------
                                                       James A. Watt
                                           President and Chief Executive Officer

Date: August 6, 2001                    By:   /s/ J. BURKE ASHER
                                           -------------------------------------
                                                       J. Burke Asher
                                                   Vice President/Finance