Form 10-Q
period 2001-09-30
REMINGTON OIL & GAS CORP
filed 2001-11-09
CIK 874992

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



            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934



               FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-11516

                       REMINGTON OIL AND GAS CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2369148
         (State or other jurisdiction                          (IRS employer
      of incorporation or organization)                     identification no.)

             8201 PRESTON ROAD, SUITE 600, DALLAS, TEXAS 75225-6211
                    (Address of principal executive offices)
                                   (Zip code)

                                 (214) 210-2650
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 22,438,475 outstanding shares of Common Stock, $0.01 par value, on November 6, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       REMINGTON OIL AND GAS CORPORATION

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I, FINANCIAL INFORMATION...............................    2

  ITEM 1. FINANCIAL STATEMENTS..............................    2

     Condensed Consolidated Balance Sheets..................    2

     Condensed Consolidated Statements of Income............    3

     Condensed Consolidated Statements of Cash Flows........    4

     Notes to Condensed Consolidated Financial Statements...    5

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............    7

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.......................................    9

PART II, OTHER INFORMATION..................................   10

  ITEM 1. LEGAL PROCEEDINGS.................................   10

  ITEM 2. CHANGES IN SECURITIES.............................   10

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................   10

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS...........................................   10

  ITEM 5. OTHER INFORMATION.................................   10

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................   10

                         PART I, FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REMINGTON OIL AND GAS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2001            2000
                                                               -------------   ------------
                                                                (UNAUDITED)
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $   8,553      $  18,131
  Restricted cash and cash equivalents......................            --          2,592
  Accounts receivable.......................................        19,162         21,142
  Prepaid expenses and other current assets.................         3,058          2,375
                                                                 ---------      ---------
Total current assets........................................        30,773         44,240
                                                                 ---------      ---------
Properties
  Oil and natural gas properties (successful-efforts
    method).................................................       412,515        336,558
  Other properties..........................................         2,873          2,701
  Accumulated depreciation, depletion and amortization......      (218,002)      (201,506)
                                                                 ---------      ---------
Total properties............................................       197,386        137,753
                                                                 ---------      ---------
Other assets
  Cash collateral for Phillips judgment.....................            --          9,000
  Other assets..............................................           866          1,481
                                                                 ---------      ---------
Total other assets..........................................           866         10,481
                                                                 ---------      ---------
Total assets................................................     $ 229,025      $ 192,474
                                                                 =========      =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities..................     $  46,191      $  25,273
  Short-term notes payable and current portion of long-term
    notes payable...........................................         3,563          7,229
                                                                 ---------      ---------
Total current liabilities...................................        49,754         32,502
                                                                 ---------      ---------
Long-term liabilities
  Phillips judgment.........................................            --         19,733
  Notes payable.............................................        37,000         24,685
  8 1/4% Convertible subordinated notes payable due in
    2002....................................................         1,454          5,880
  Other long-term payables..................................         4,585          6,966
  Deferred income tax liability.............................         7,094             --
                                                                 ---------      ---------
Total long-term liabilities.................................        50,133         57,264
                                                                 ---------      ---------
Total liabilities...........................................        99,887         89,766
                                                                 ---------      ---------
Commitments and contingencies (Note 2)
Stockholders' equity
  Preferred stock, $.01 par value, 25,000,000 shares
    authorized, no shares outstanding.......................            --             --
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 22,302,287 shares issued and 22,267,928
    shares outstanding in 2001, 21,598,605 shares issued and
    21,564,246 outstanding in 2000..........................           223            216
  Additional paid-in capital................................        52,914         45,897
  Restricted common stock...................................         8,055             --
  Unearned compensation.....................................        (4,929)            --
  Retained earnings.........................................        72,875         56,595
                                                                 ---------      ---------
Total stockholders' equity..................................       129,138        102,708
                                                                 ---------      ---------
Total liabilities and stockholders' equity..................     $ 229,025      $ 192,474
                                                                 =========      =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         -------------------   -----------------
                                                           2001       2000      2001      2000
                                                         --------   --------   -------   -------
Revenues
  Oil sales............................................  $ 6,848    $ 8,657    $22,481   $24,348
  Gas sales............................................   15,559     13,355     72,543    32,355
  Other income.........................................      350     13,497      1,902    14,863
                                                         -------    -------    -------   -------
Total revenues.........................................   22,757     35,509     96,926    71,566
                                                         -------    -------    -------   -------
Costs and expenses
  Operating costs and expenses.........................    4,815      2,143     10,798     7,118
  Net Profits interest expense.........................       --        213        751     1,271
  Exploration expenses.................................    6,089        344     10,260     1,553
  Depreciation, depletion and amortization.............    9,370      5,465     27,619    14,664
  General and administrative...........................      757      1,156      3,563     3,766
  Stock based compensation.............................      366         34      3,281       122
  Settlements..........................................       --      2,200     13,524     5,416
  Interest and financing expense.......................      770      1,250      2,963     3,413
                                                         -------    -------    -------   -------
Total costs and expenses...............................   22,167     12,805     72,759    37,323
                                                         -------    -------    -------   -------
Income before taxes and minority interest..............      590     22,704     24,167    34,243
                                                         -------    -------    -------   -------
  Income tax expense...................................      207         --      7,887        --
  Minority interest in income of subsidiaries..........       --         --         --        (5)
                                                         -------    -------    -------   -------
Net income.............................................  $   383    $22,704    $16,280   $34,248
                                                         =======    =======    =======   =======
Basic income per share.................................  $  0.02    $  1.06    $  0.75   $  1.60
                                                         =======    =======    =======   =======
Diluted income per share...............................  $  0.02    $  0.99    $  0.68   $  1.53
                                                         =======    =======    =======   =======
Weighted average shares outstanding (Basic)............   22,103     21,477     21,827    21,417
                                                         =======    =======    =======   =======
Weighted average shares outstanding (Diluted)..........   24,589     23,084     24,354    22,516
                                                         =======    =======    =======   =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               -------------------
                                                                 2001       2000
                                                               --------   --------
Cash flow provided by operations
  Net income (loss).........................................   $ 16,280   $ 34,248
  Adjustments to reconcile net income
     Depreciation, depletion and amortization...............     27,619     14,664
     Deferred income taxes..................................      7,887         --
     Amortization of deferred charges.......................        132        210
     Deferred net profits expense...........................      1,270         --
     Dry hole costs.........................................      7,052        736
     Minority interest in income of subsidiaries............         --         (5)
     Royalty settlement.....................................         --      3,216
     Stock based compensation...............................      3,281        122
     (Gain) on sale of properties...........................         --    (12,632)
  Changes in working capital
     Decrease (increase) in accounts receivable.............      1,972     (4,475)
     (Increase) decrease in prepaid expenses and other
      current assets........................................     (1,208)       412
     Increase in accounts payable and accrued liabilities...     20,727     10,846
     Decrease (increase) in restricted cash.................     11,592       (550)
                                                               --------   --------
  Net cash flow provided by operations......................     96,604     46,792
                                                               --------   --------
  Cash from investing activities
     Payments for capital expenditures......................    (94,304)   (36,583)
     Proceeds from property sales...........................         --     15,212
                                                               --------   --------
  Net cash (used in) investing activities...................    (94,304)   (21,371)
                                                               --------   --------
  Cash from financing activities
     Proceeds from note payable.............................     17,500      1,790
     Loan origination costs.................................       (307)        --
     Payments on notes payable and long-term accounts
      payable...............................................    (11,232)    (6,489)
     Common stock issued....................................      1,018         15
     Reduction in temporary equity..........................    (18,857)        --
     Dividends paid to minority stockholders of
      subsidiaries..........................................         --        (18)
                                                               --------   --------
  Net cash (used in) financing activities...................    (11,878)    (4,702)
                                                               --------   --------
Net (decrease) increase in cash and cash equivalents........     (9,578)    20,719
  Cash and cash equivalents at beginning of period..........     18,131      4,356
                                                               --------   --------
Cash and cash equivalents at end of period..................   $  8,553   $ 25,075
                                                               ========   ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     Remington Oil and Gas Corporation is an independent oil and gas exploration and production company incorporated in Delaware. Our oil and gas properties are located in the offshore Gulf of Mexico and onshore Gulf Coast.

     We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by accounting principles generally accepted in the United States. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. We have reclassified certain items in the prior year periods to conform with current year presentation. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first nine months of 2001. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 2000 Form 10-K. The income statements for the three and nine months ended September 30, 2001, cannot necessarily be used to project results for the full year.

  NEW ACCOUNTING STANDARDS

     On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." As amended, the statement is effective for all fiscal years beginning after June 15, 2000. Currently we do not utilize any derivative instruments that fall under the criteria defined in the accounting standard. Accordingly, the adoption of SFAS No. 133 did not have a material effect on our financial statements or disclosures.

NOTE 2.  CONTINGENCIES

  PHILLIPS PETROLEUM LITIGATION

     On May 22, 2001, we settled the litigation with Phillips Petroleum Company and acquired Phillips' Net Profits interest in South Pass block 89, offshore Louisiana. We paid $21.25 million cash and issued 1,189,344 shares of our common stock as consideration for the settlement and assignment of the Net Profits interest.

     Of the total $42.5 million settlement, we had previously recorded $20.2 million as an accrued liability. We recorded $12.3 million of the remaining $22.3 million as additional settlement expense and capitalized $10.0 million as the cost for our purchase of the Net Profits interest. In addition, we charged the remaining $1.2 million deferred net profits expense related to a royalty settlement in 2000 to the settlement expense.

     We agreed to purchase up to 100,000 shares per week from Phillips at $17.867 per share in the event that Phillips was unable to sell the shares at or above that price. Subsequently, Phillips sold 33,900 shares on the open market, and we purchased the remaining 1,155,444 shares at a total cost of $20.6 million.

NOTE 3.  STOCK BASED COMPENSATION AND RESTRICTED COMMON STOCK

     In June 1999, the Board of Directors approved a contingent stock grant to our employees and directors. The number of shares granted is relative to the employee's salary (or base number in the case of directors) and the closing stock price on June 17, 1999. In order for the grant to become effective, the price of our stock had to increase from $4.19 per share to a trigger price of $10.42 per share and close at or above $10.42 per share for 20 consecutive trading days. The required increase in the stock price represented the equivalent of a compounded annual rate of return of 20% for five years. This trigger was achieved on January 24, 2001. When the stock grant became effective, we recorded $8.1 million as restricted common stock, $5.7 million as unearned compensation reported as a separate reduction in stockholders' equity on the balance sheet, and

                       REMINGTON OIL AND GAS CORPORATION

$2.4 million as stock based compensation expense. The $5.7 million unearned compensation expense will be amortized quarterly over the next five years as the shares vest. We amortized $695,000 during the second and third quarters of this year and recorded it as part of our stock based compensation expense. The shares will be issued only if the employees and directors remain with the company through the vesting dates.

NOTE 4.  8 1/4% CONVERTIBLE SUBORDINATED NOTES

     During the nine months ended September 30, 2001, holders of $4.4 million face amount of the 8 1/4% convertible subordinated notes due December 1, 2002, converted their notes into common stock at the prescribed conversion ratio of one share of common stock for each $11.00 of principal amount of notes. Subsequent to September 30, 2001, holders converted an additional $1.4 million of the notes into common stock, and we redeemed the remaining $95,000 of the notes for cash at a call price of 101.65%.

NOTE 5.  INCOME PER SHARE

     The following table presents our calculation of basic and diluted income per share.

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   2001       2000      2001      2000
                                                 --------   --------   -------   -------
Net income available for basic income per
  share........................................  $   383    $22,704    $16,280   $34,248
  Interest expense on the notes (net of tax)...       40         80        184       240
                                                 -------    -------    -------   -------
Net income available for diluted income per
  share........................................  $   423    $22,784    $16,464   $34,488
                                                 =======    =======    =======   =======
Basic income per share.........................  $  0.02    $  1.06    $  0.75   $  1.60
                                                 =======    =======    =======   =======
Diluted income per share.......................  $  0.02    $  0.99    $  0.68   $  1.53
                                                 =======    =======    =======   =======
Weighted average
Total common shares for basic income per
  share........................................   22,103     21,477     21,827    21,417
  Dilutive stock options outstanding (treasury
     stock method).............................    1,486      1,066      1,486       558
  Common stock grant...........................      663         --        663        --
  Warrant issued...............................       66         --         66        --
  Shares assumed issued by conversion of the
     notes.....................................      271        541        312       541
                                                 -------    -------    -------   -------
Total common shares for diluted income per
  share........................................   24,589     23,084     24,354    22,516
                                                 =======    =======    =======   =======
Potential issues of common stock for diluted
  income per share
  Weighted average warrant outstanding.........       --        200         --       200

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

  LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 2001, our current liabilities exceeded our current assets by $19.0 million. Our current ratio is .62 to 1. The current ratio decreased from December 31, 2000 because of the decrease in cash and cash equivalents and increase in current liabilities. Our cash and cash equivalents decreased because we used cash for a portion of the Phillips Petroleum settlement in May 2001, and the third quarter purchase of 1,155,444 shares issued to Phillips in the settlement. As of September 30, 2001, our current liabilities increased because of accrued capital expenditures for the ongoing construction of three platforms and the drilling of three wells. We expect that our current ratio will improve by year end as we use the available cash flow from operations and long-term bank line of credit to reduce current liabilities and fund our capital expenditures for the fourth quarter.

     For the nine months ended September 30, 2001, net cash flow provided by operations, before changes in working capital, increased by $23.0 million as compared to the same period in the prior year primarily because of increased gas revenues. Gas revenue increased by $40.2 million, or 124%. Gas production increased by 6.6 Bcf, or 70%, which added $29.8 million to revenue and average gas prices increased by $1.09, or 32%, which added $10.4 million to revenue.

     During the first nine months of 2001, we incurred capital expenditures totaling $94.3 million for drilling and completion activities, construction and installation of platform facilities, and lease acquisitions and the purchase of the Net Profits interest from Phillips Petroleum. During the remainder of 2001, we expect to incur costs of approximately $25.0 million for our exploration and development activities. We expect that our cash flow from operations and available bank line of credit will be adequate to fund the capital budget for the reminder of this year.

     On May 22, 2001, we settled the litigation with Phillips Petroleum Company and acquired Phillips' Net Profits interest in South Pass block 89, offshore Louisiana. We paid $21.25 million cash and issued 1,189,344 shares of our common stock as consideration for the settlement and assignment of the Net Profits interest. Subsequently, Phillips sold 33,900 shares on the open market, and we purchased the remaining 1,155,444 shares at a total cost of $20.6 million.

     During the nine months ended September 30, 2001, holders of $4.4 million face amount of the 8 1/4% convertible subordinated notes due December 1, 2002, converted their notes into common stock at the prescribed conversion ratio of one share of common stock for each $11.00 of principal amount of notes.

Subsequent to September 30, 2001, holders converted an additional $1.4 million of the notes into common stock, and we redeemed the remaining $95,000 of the notes for cash at a call price of 101.65%.

     As of June 15, 2001, our amended credit facility has a borrowing base of $75.0 million. As of November 6, 2001, we had $57.0 million borrowed under the facility. The banks review the borrowing base semi-annually and may increase or decrease the borrowing base relative to the new estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends. The line of credit expires on May 3, 2004, when all principal becomes due.

  RESULTS OF OPERATIONS

     We recorded net income for the first nine months of 2001 of $16.3 million or $0.75 per share basic and $0.68 per share diluted compared to net income for the first nine months of 2000 of $34.2 million or $1.60 per share basic and $1.53 per share diluted. For the three months ended September 30, 2001, we recorded net income of $383,000 or $0.02 per share, basic and diluted, compared to $22.7 million or $1.06 per share basic and $0.99 per share diluted for the three months ended September 30, 2000. Net income decreased during the three and nine months of 2001 compared to 2000 because of lower oil and gas prices, and increased exploration expenses including dry hole costs. Further, in 2000 we sold certain South Texas properties and recognized a non-recurring gain of $12.5 million. In addition, net income for the first nine months of 2001 is lower because of a one time pre-tax charge of $13.5 million in connection with the settlement of the Phillips litigation recorded in May 2001. The following table reflects the increase or decrease in oil and gas sales revenue due to the changes in prices and volumes.

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   2001       2000      2001      2000
                                                 --------   --------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PRICES)
Oil production volume (Bbls)...................      292        311        905       924
Oil sales revenue..............................  $ 6,848    $ 8,657    $22,481   $24,348
Price per barrel...............................  $ 23.45    $ 27.84    $ 24.84   $ 26.35
(Decrease) in oil sales revenue due to:
  Change in prices.............................  $(1,365)              $(1,395)
  Change in production volume..................     (444)                 (472)
                                                 -------               -------
Total (decrease) in oil sales revenue..........  $(1,809)              $(1,867)
                                                 =======               =======
Gas production volume (Mcf)....................    5,442      3,192     16,140     9,522
Gas sales revenue..............................  $15,559    $13,355    $72,543   $32,355
Price per Mcf..................................  $  2.86    $  4.18    $  4.49   $  3.40
Increase (decrease) in gas sales revenue due
  to:
  Change in prices.............................  $(4,213)              $10,379
  Change in production volume..................    6,417                29,809
                                                 -------               -------
Total increase in gas sales revenue............  $ 2,204               $40,188
                                                 =======               =======

     Oil revenue during the third quarter and first nine months of 2001 decreased when compared to 2000. Gulf of Mexico oil production increased by 73,000 barrels and 43,000 barrels during the three and nine months of 2001 compared to the same periods in the prior year. These increases were more than offset by decreased production from Mississippi and South Texas. In addition, the average oil prices decreased which caused oil revenues to decrease by $444,000 for the three months ended September 30, 2001, and by $472,000 for the nine months ended September 30, 2001, when compared to the same periods in the prior year.

     Gas revenues for the first nine months of 2001 increased $40.2 million or 124% compared to the prior year because of the 70% increase in production and the 32% increase in the average price per Mcf. Offshore Gulf of Mexico gas production increased by 7.0 Bcf, or 94%. However, gas production from the onshore gulf coast decreased by 0.4 Bcf, or 18% because of the sale of certain South Texas Properties in August 2000. Gas revenues during the third quarter of 2001 increased $2.2 million or 16% compared to the third quarter of 2000 because of the 70% increase in production partially offset by a 32% decrease in the average price per Mcf. Offshore Gulf of Mexico gas production increased by 2.2 Bcf, or 84%. In addition, gas production from the onshore gulf coast increased slightly during the third quarter of 2001.

     Operating expenses including net profits expense increased during the three and nine months ended September 30, 2001, compared to the same period in 2000 primarily because of an increase in the number of producing properties.

     Exploration expense increased by $5.7 million during the third quarter of 2001 and by $8.7 million during the first nine months of 2001 primarily because of increased dry hole costs and increased seismic expenditures in Mississippi and the Gulf of Mexico. During the first three quarters we drilled two non-commercial wells and impaired another property in the Gulf of Mexico for a total charge of $6.1 million. We also drilled five non-commercial wells in the onshore gulf coast area. Depreciation, depletion, and amortization expense increased by $3.9 million during the third quarter of 2001 and by $13.0 million during the first nine months of 2001 compared to the same periods in the prior year because of increased production and an increase in the number of producing properties.

     When the stock grant approved by the Board of Directors in June 1999 became effective on January 24, 2001, we recorded $8.1 million as restricted common stock, $5.7 million as unearned compensation reported as a separate reduction in stockholders' equity on the balance sheet, and $2.4 million as stock based compensation expense. During the second and third quarters of 2001, we amortized an additional $695,000 of the unearned compensation and included it in stock based compensation expense. The shares will be issued only if the employees or directors remain with the company through the vesting dates.

     On May 22, 2001, we settled the litigation with Phillips Petroleum Company. Of the total $42.5 million settlement, we had previously recorded $20.2 million as an accrued liability. We recorded $12.3 million of the remaining $22.3 million as additional settlement expense and capitalized $10.0 million as the cost for our purchase of the net profits interest. In addition, we charged the remaining $1.2 million deferred net profits expense related to a royalty settlement in 2000 to the settlement expense. During 2000, we reached two separate agreements with the Minerals Management Service concerning the royalties due on offshore Gulf of Mexico properties. Because of the agreements, we recorded an expense of $2.2 million during the third quarter of 2000 and $5.4 million during the first nine months of 2000.

     Interest and financing expense decreased by 38% during the third quarter of 2001 and by 13% during the first nine months of 2001 because of lower interest rates applicable to our outstanding debt and because we are no longer accruing interest on the Phillips judgment.

     During the first nine months of 2001, we recorded income tax expense totaling $7.9 million, all of which we estimate is deferred. We fully utilized our net deferred income tax benefit during 2000 and the first quarter of 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk sensitive instrument at September 30, 2001, is a revolving line of credit from a bank. At September 30, 2001, the unpaid principal balance under the line was $37.0 million. The interest rate on this debt is sensitive to market fluctuations, however, we do not believe that significant fluctuations in the market rate of interest have a material effect on our consolidated financial position, results of operations, or cash flow from operations.

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

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:


 2.0##      --   Agreement and Plan of Merger dated as of June 22, 1998, by and between Remington Oil and Gas Corporation and S-Sixteen
                 Holding Company.
 3.1*       --   Certificate of Incorporation, as amended.
 3.2#       --   Certificate of Amendment of Certificate of Incorporation of
                 Box Energy Corporation.
 3.2.1##    --   Certificate of Amendment of Certificate of Incorporation of
                 Remington Oil and Gas Corporation.
 3.3###     --   By-Laws as amended.
 4.1*       --   Form of Indenture Box Energy Corporation to United States
                 Trust Company of New York, Trustee, dated December 1, 1992,
                 8 1/4% Convertible Subordinated Notes due December 1, 2002.
10.1*       --   Farmout Agreement with Aminoil USA, Inc., effective May 1,
                 1977, dated May 9, 1977.
10.2*       --   Transportation Agreement with CKB Petroleum, Inc. dated
                 March 1, 1985, as amended on April 19, 1989.
10.3*       --   Agreement of Compromise and Amendment to Farmout Agreement,
                 dated July 3, 1989.
10.4**      --   Pension Plan of Box Energy Corporation, effective April 16,
                 1992.
10.5***     --   First Amendment to the Pension Plan of Box Energy
                 Corporation dated December 16, 1993.
10.6+       --   Second Amendment to the Pension Plan of Box Energy
                 Corporation dated December 31, 1994.
10.7+++     --   Agreement by and between Box Energy Corporation and James A.
                 Watt.
10.8#       --   Box Energy Corporation Severance Plan.
10.9        --   Box Energy Corporation 1997 Stock Option Plan (as amended
                 June 17, 1999 and May 23, 2001).
10.10#      --   Box Energy Corporation Non-Employee Director Stock Purchase
                 Plan
10.11++     --   Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two
                 executive officers.
10.12++     --   Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an
                 executive officer.

10.13++++    --   Employment Agreement effective January 31, 2000, by and between Remington Oil and Gas
                  Corporation and James A. Watt.

10.14++++++  --   Form of Contingent Stock Grant Agreement -- Directors.
10.15++++++  --   Form of Contingent Stock Grant Agreement -- Employees.
10.16++++++  --   Form of Amendment to Contingent Stock Grant Agreement -- Directors.
10.17++++++  --   Form of Amendment to Contingent Stock Grant Agreement -- Employees.
10.18-       --   Compromise and Settlement Agreement between Remington Oil and Gas Corporation and
                  Phillips Petroleum Company dated May 22, 2001.

     (b) No Forms 8-K were filed during the quarter ended September 30, 2001.
---------------

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

++++ Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1999, filed with the Commission and effective on or about March 30, 2000.

++++++Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000, filed with the Commission and effective on or about March 16, 2001.

- Incorporated by reference to the Company's Form 8-K (file number 1-11516) filed with the Commission on or about May 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REMINGTON OIL AND GAS CORPORATION

Date: November 9, 2001                 By:  /s/ JAMES A. WATT
                                          --------------------------------------
                                                       James A. Watt
                                          President and Chief Executive Officer

Date: November 9, 2001                 By:  /s/ J. BURKE ASHER

                                          --------------------------------------
                                                      J. Burke Asher
                                                  Vice President/Finance

                               INDEX TO EXHIBITS


 2.0##      --   Agreement and Plan of Merger dated as of June 22, 1998, by and between Remington Oil and Gas Corporation and S-Sixteen
                 Holding Company.
 3.1*       --   Certificate of Incorporation, as amended.
 3.2#       --   Certificate of Amendment of Certificate of Incorporation of
                 Box Energy Corporation.
 3.2.1##    --   Certificate of Amendment of Certificate of Incorporation of
                 Remington Oil and Gas Corporation.
 3.3###     --   By-Laws as amended.
 4.1*       --   Form of Indenture Box Energy Corporation to United States
                 Trust Company of New York, Trustee, dated December 1, 1992,
                 8 1/4% Convertible Subordinated Notes due December 1, 2002.
10.1*       --   Farmout Agreement with Aminoil USA, Inc., effective May 1,
                 1977, dated May 9, 1977.
10.2*       --   Transportation Agreement with CKB Petroleum, Inc. dated
                 March 1, 1985, as amended on April 19, 1989.
10.3*       --   Agreement of Compromise and Amendment to Farmout Agreement,
                 dated July 3, 1989.
10.4**      --   Pension Plan of Box Energy Corporation, effective April 16,
                 1992.
10.5***     --   First Amendment to the Pension Plan of Box Energy
                 Corporation dated December 16, 1993.
10.6+       --   Second Amendment to the Pension Plan of Box Energy
                 Corporation dated December 31, 1994.
10.7+++     --   Agreement by and between Box Energy Corporation and James A.
                 Watt.
10.8#       --   Box Energy Corporation Severance Plan.
10.9        --   Box Energy Corporation 1997 Stock Option Plan (as amended
                 June 17, 1999 and May 23, 2001).
10.10#      --   Box Energy Corporation Non-Employee Director Stock Purchase
                 Plan
10.11++     --   Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two
                 executive officers.
10.12++     --   Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an
                 executive officer.
10.13++++   --   Employment Agreement effective January 31, 2000, by and
                 between Remington Oil and Gas Corporation and James A. Watt.
10.14++++++  --  Form of Contingent Stock Grant Agreement -- Directors.
10.15++++++  --  Form of Contingent Stock Grant Agreement -- Employees.
10.16++++++  --  Form of Amendment to Contingent Stock Grant
                 Agreement -- Directors.
10.17++++++  --  Form of Amendment to Contingent Stock Grant
                 Agreement -- Employees.
10.18-      --   Compromise and Settlement Agreement between Remington Oil
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

++++ Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1999, filed with the Commission and effective on or about March 30, 2000.

++++++Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000, filed with the Commission and effective on or about March 16, 2001.

- Incorporated by reference to the Company's Form 8-K (file number 1-11516) filed with the Commission on or about May 31, 2001.