Form 10-K
period 2001-12-31
REMINGTON OIL & GAS CORP
filed 2002-03-21
CIK 874992

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-11516

                             ---------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant on March 18, 2002, was $315,063,669. On that date, the number of outstanding shares, $0.01 par value, was 22,776,412.

     Registrant's Registration Statement filed on Form S-4 effective November 27, 1998, is incorporated by reference in Part IV of this Form 10-K.

     Registrant's Registration Statement filed on Form S-3 effective April 9, 2001, is incorporated by reference in Part IV of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       REMINGTON OIL AND GAS CORPORATION

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I................................................................    2
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    4
Item 3.   Legal Proceedings...........................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........    6

PART II...............................................................    7
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    7
Item 6.   Selected Financial Data.....................................    8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    9
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   15
Item 8.   Financial Statements and Supplementary Data.................   17
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   38

PART III..............................................................   38
Item 10.  Directors and Executive Officers of the Registrant..........   38
Item 11.  Executive Compensation......................................   43
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   51
Item 13.  Certain Relationships and Related Transactions..............   52

PART IV...............................................................   52
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   52

                                     PART I

ITEM 1.  BUSINESS.

  GENERAL

     Remington Oil and Gas Corporation

     - Incorporated  --  1991, Delaware

     - Address -- 8201 Preston Road, Suite 600, Dallas, Texas 75225-6211

     - Telephone number -- (214) 210-2650

     - 28 employees on December 31, 2001

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

  LONG-TERM STRATEGY

     Our long-term strategy is to increase our oil and gas reserves and production while keeping our finding and development costs and operating costs competitive with our industry peers.

  ACTIVITIES AND OPERATIONS

     We identify prospective oil and gas properties primarily by using 3-D seismic technology. After acquiring an interest in a prospective property, we drill one or more exploratory wells. If the exploratory wells find commercial oil and/or gas, we complete the wells and begin producing the oil or gas. Because most of our operations are located in the offshore Gulf of Mexico, we must install facilities such as offshore platforms and gathering pipelines in order to produce and deliver the oil and gas to our various markets. Certain properties require us to drill additional wells to fully develop the oil and gas reserves on our discoveries. In order to increase our oil and gas reserves and production, we continually reinvest the net cash flow from our operations into new or existing exploration, development and acquisition activities.

     We share ownership in many of our in oil and gas properties with various industry partners. We currently operate 45 of our offshore properties, while others operate the remainder of our properties. As operator, we are able to maintain a greater degree of control over timing and amount of capital expenditures.

  RISKS INVOLVED IN EXPLORATION, DEVELOPMENT, AND PRODUCTION

     Exploration, development, and production operations can be very risky. Each time we drill a well, there is a risk that the well will not find oil or gas reserves. Even if we find reserves in a well, there is the risk that we will not be able to produce enough oil or gas to return a profit on the amount invested in the well. We attempt to reduce these risks by using 3-D seismic data or other applied technology to identify and define the parameters prior to drilling, although this does not guarantee successful results. Our success depends upon the quality of the information used to determine drilling locations and the abilities and experience of our management, technical, and service personnel.

     Additional operating risks include mechanical failure, title risk, blowouts, environmental pollution, and personal injury. We maintain both general liability insurance and activity specific insurance against major production losses, blowouts, redrilling, and many other operating hazards, including certain pollution risks. Uninsured losses or losses and liabilities that exceed the limits of our insurance could adversely affect our financial condition.

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

     - Changes in refinery utilization

     - Levels of economic activity throughout the country

     - Seasonal or extraordinary weather patterns

     - Political developments throughout the world

     We have no real ability to influence or predict the market prices. Therefore, we normally sell our oil and gas production based on posted market prices, spot market indices, or prices derived from the posted price or index. At times we will lock in a fixed price for a portion of our future gas production to be delivered as it is produced. An independent marketing company sells almost all of our gas production and a small quantity of our oil production from the Gulf of Mexico. The revenue from the sale of oil and gas by this marketing company accounted for approximately 65% of our total oil and gas revenues in 2001. In addition, we sold approximately 56% of our total oil production to one company during the year, which accounted for approximately 14% of our total oil and gas revenues in 2001.

  GOVERNMENTAL REGULATION OF OIL AND GAS OPERATIONS AND ENVIRONMENTAL
  REGULATIONS

     Numerous federal and state regulations affect our oil and gas operations. Current regulations are constantly reviewed by various agencies at the same time that new regulations are being considered and implemented. In addition, because we hold federal leases, the federal government requires us to comply with numerous additional regulations that focus on government contractors. The regulatory burden upon the oil and gas industry increases the cost of doing business and consequently affects our profitability.

     State regulations relate to virtually all aspects of the oil and gas business including drilling permits, bonds, and operation reports. In addition, many states have regulations relating to pooling of oil and gas properties, maximum rates of production, and spacing and plugging and abandonment of wells.

     Our oil and gas operations are subject to stringent federal, state, and local environmental laws and regulations. Environmental laws and regulations are complex, change frequently, and have tended to become more stringent over time. Many environmental laws require permits from governmental authorities before construction on a project may be commenced or before wastes or other materials may be discharged into the environment. The process for obtaining necessary permits can be lengthy and complex, and can sometimes result in the establishment of permit conditions that make the project or activity for which the permit was sought either unprofitable or otherwise unattractive. Even where permits are not required, compliance with environmental laws and regulations can require significant capital and operating expenditures, and we may be required to incur costs to remediate contamination from past releases of wastes into the environment. Failure to comply with these statutes, rules and regulations may result in the assessment of administrative, civil and even criminal penalties. The most significant environmental obligations applicable to our operations relate to compliance with the federal Oil Pollution Act and the Clean Water Act. The Oil Pollution Act and its implementing regulations (OPA) establish requirements for the prevention of oil spills and impose liability for damages resulting from spills into waters of the United States. OPA also requires operators of offshore oil production facilities, such as our facilities in the Gulf of Mexico, to demonstrate to the U.S. Minerals Management Service that they possess at least $35 million in financial resources that are available to pay for costs that may be incurred in responding to an oil spill. The Clean Water Act and its implementing regulations impose restrictions and strict controls on the discharge of wastes into waters of the United States, including discharges of oil, produced water and sand, drilling fluids, drill cuttings, and other wastes typically generated by the oil and gas industry. Although we believe that we are in compliance with the requirements of OPA, the Clean Water Act and other statutes governing the discharge of materials into the environment, the cost of compliance with this federal and state legislation could have a significant impact on our financial ability to carry out our oil and gas operations.

     Our operations are also subject to environmental laws and regulations that impose requirements for remediation of soil and groundwater contamination. In many cases, these laws apply retroactively to previous waste disposal practices regardless of fault, legality of the original activities, or ownership or control of sites. A company could be subject to severe fines and cleanup costs if found liable under these laws. We have never been a liable party under these laws nor have we been named a potentially responsible party for waste disposal at any site. However, we do own and operate onshore properties that were previously owned and operated by companies whose waste disposal practices, while legal and standard within the industry at the time they occurred, may have resulted in on-site contamination that may require remedial action under current standards, and there can be no assurance that we will not be required to undertake remedial actions for such instances of contamination in connection with our ownership and operation of these properties.

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

ITEM 2.  PROPERTIES.

     We concentrate our principal operations in the federal waters of the Gulf of Mexico and its coastal regions. In addition to the information below, we encourage you to read "Management's Discussion and Analysis of Financial Condition and Results of Operations" found on pages 9 through 15 and "Consolidated Financial Statements and Notes to Consolidated Financial Statements" found on pages 17 through 37. Note 2 -- Oil and Gas Properties and
Note 9 -- Oil and Gas Reserves and Present Value Disclosures in our Notes to Consolidated Financial Statements provide detailed information concerning costs incurred, proved oil and gas reserves, and discounted future net revenue for proved reserves.

  LEASEHOLD ACREAGE

     Our leasehold acreage of proved and unproved properties at December 31, 2001, was as follows:

                                                     UNDEVELOPED         DEVELOPED
                                                  -----------------   ----------------
                                                   GROSS      NET      GROSS     NET
                                                  -------   -------   -------   ------
Offshore........................................  214,969   106,864   132,268   53,224
Onshore.........................................  110,100    35,250    29,620    8,560
                                                  -------   -------   -------   ------
Total...........................................  325,069   142,114   161,888   61,784
                                                  =======   =======   =======   ======

  PROVED OIL AND GAS RESERVES

     Net proved oil and gas reserves at December 31, 2001, as evaluated by Netherland, Sewell, & Associates, Inc., are summarized below on the following table. The quantities of proved oil and gas reserves discussed in this section include only the amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that we expect to recover commercially using current prices, costs, existing regulatory practices and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

                                                     NET OIL    NET GAS        PRE-TAX
                                                     RESERVES   RESERVES    PRESENT VALUE
                                                     BARRELS      MCF      DISCOUNTED @10%
                                                     --------   --------   ---------------
                                                                (IN THOUSANDS)
Offshore Gulf of Mexico............................    9,817    101,290       $206,279
Onshore Gulf Coast.................................    4,048     10,630       $ 32,590
                                                      ------    -------       --------
Total..............................................   13,865    111,920       $238,869
                                                      ======    =======       ========

  PRODUCING PROPERTIES

     The table below summarizes our ownership in producing wells at the end of the last three years.

                                                           AT DECEMBER 31,
                                            ---------------------------------------------
                                                2001            2000            1999
                                            -------------   -------------   -------------
                                            GROSS    NET    GROSS    NET    GROSS    NET
                                            -----   -----   -----   -----   -----   -----
Oil wells
  Offshore Gulf of Mexico.................    21     6.72     14     3.57     18     4.87
  Onshore Gulf Coast......................    34    12.87     29    11.13     45    17.88
                                             ---    -----    ---    -----    ---    -----
Total.....................................    55    19.59     43    14.70     63    22.75
                                             ===    =====    ===    =====    ===    =====
Gas wells
  Offshore Gulf of Mexico.................    38    11.02     29     7.68     26     5.02
  Onshore Gulf Coast......................   107    25.94     85    20.92     85    16.59
                                             ---    -----    ---    -----    ---    -----
Total.....................................   145    36.96    114    28.60    111    21.61
                                             ===    =====    ===    =====    ===    =====

     Our offshore Gulf of Mexico properties account for approximately 64% of our oil production and approximately 89% of our gas production. In addition, total revenues from offshore Gulf of Mexico oil and gas production during 2001 accounted for approximately 84% of our total oil and gas revenues. We owned varying working interests (5% to 100%) in 72 offshore Gulf of Mexico blocks at December 31, 2001, and currently produce from 20 of these blocks with 8 additional blocks currently under development. We operate 10 of the total 28 producing blocks. All of these blocks are located in water depths of less than 600 feet on the outer continental shelf of the Gulf of Mexico. In addition, we have invested in long-term 3-D seismic licensing agreements covering approximately 2,700 blocks in this area. Our agreements combined with our computer technology, provide our technical team immediate in-house access to these seismic data.

     During 2001 we successfully drilled and completed 13 exploratory wells on 12 different properties in the offshore Gulf of Mexico. In addition, we, as operator, constructed and installed or will install eight production platforms and drilled and completed two development wells on two different properties.

     Our onshore Gulf Coast area properties are principally located in the state of Mississippi and along the Texas gulf coast. In 2001, these properties accounted for approximately 36% of our oil production and approximately 11% of our gas production. We drilled a total of 19 wells on our onshore properties during 2001 and completed 14 wells as producers. Our working interests in these wells range from 15% to 50%.

  DRILLING ACTIVITIES

     The following is a summary of our exploration and development drilling activities for the past three years.

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                 -------------------------------------------------------------------------------------
                                            2001                         2000                          1999
                                 --------------------------   ---------------------------   --------------------------
                                    GROSS          NET           GROSS           NET           GROSS          NET
                                 -----------   ------------   ------------   ------------   -----------   ------------
                                 PROD.   DRY   PROD.   DRY    PROD.   DRY    PROD.   DRY    PROD.   DRY   PROD.   DRY
                                 -----   ---   -----   ----   -----   ----   -----   ----   -----   ---   -----   ----
Exploratory
  Offshore Gulf of Mexico......   13      2    4.77    0.91    12      --    5.45      --     5      1    1.73    0.33
  Onshore Gulf Coast...........    9      3    2.81    0.90    18       6    4.40    2.27    22      6    5.91    1.63
                                  --      --   ----    ----    --     ----   ----    ----    --      --   ----    ----
Total..........................   22      5    7.58    1.81    30       6    9.85    2.27    27      7    7.64    1.96
                                  ==      ==   ====    ====    ==     ====   ====    ====    ==      ==   ====    ====
Development
  Offshore Gulf of Mexico......    2     --    0.58      --     3      --    1.05      --     1     --    0.33      --
  Onshore Gulf Coast...........    5      2    1.11    0.55     2      --    0.89      --     2     --    0.89      --
                                  --      --   ----    ----    --     ----   ----    ----    --      --   ----    ----
Total..........................    7      2    1.69    0.55     5      --    1.94      --     3     --    1.22      --
                                  ==      ==   ====    ====    ==     ====   ====    ====    ==      ==   ====    ====

     We had an interest in 2 wells (0.80 net) in progress at December 31, 2001, 2 wells (0.65 net) in progress at December 31, 2000, and 7 wells (2.73 net) in progress at December 31, 1999.

  OTHER PROPERTY AND OFFICE LEASE

     We own several non-contiguous tracts of land covering approximately 3,500 surface acres in Southern Louisiana and Southern Mississippi. Outside parties lease several of the tracts for farming, grazing, timber, sand and gravel, camping, hunting, and other purposes. Gross revenues from these real estate properties in 2001 totaled $134,000. We lease approximately 17,000 square feet of office space in Dallas, Texas. The lease on this office space expires in April 2008.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not a party to any material legal proceedings at this time.

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

                                                                 COMMON STOCK
                                                              ------------------
                                                               HIGH        LOW
                                                              -------    -------
2002
  First Quarter through March 18, 2002......................  $19.550    $15.100
2001
  Fourth Quarter............................................   18.350      13.03
  Third Quarter.............................................   17.060      11.44
  Second Quarter............................................   19.190      12.12
  First Quarter.............................................   16.250      11.62
2000
  Fourth Quarter............................................   13.375       8.00
  Third Quarter.............................................   10.438       5.87
  Second Quarter............................................    7.500       3.50
  First Quarter.............................................    4.188       2.81

     On March 18, 2002, the last reported sales price for our common stock was $18.85 per share. On that date, there were 771 stockholders of record, including 123 stockholders of record of class A common stock and 254 stockholders of record of class B common stock who had not yet surrendered their old stock for the new common stock to which they are entitled.

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

                                  2001(1)      2000(1)      1999       1998(1)     1997(1)
                                 ----------   ---------   ---------   ---------   ---------
                                 (IN THOUSANDS, EXCEPT PRICES, VOLUMES, AND PER SHARE DATA)
FINANCIAL
Total revenue..................  $ 116,068    $100,100    $ 45,430    $ 87,689    $ 61,053
Net income (loss)..............  $   8,344    $ 45,044    $ (3,703)   $ 13,617    $(26,790)
Basic income (loss) per
  share........................  $    0.38    $   2.10    $  (0.17)   $   0.67    $  (1.31)
Diluted income (loss) per
  share........................  $    0.35    $   1.99    $  (0.17)   $   0.66    $  (1.31)
Total assets...................  $ 240,432    $192,474    $119,326    $130,229    $ 98,515
8 1/4% convertible subordinated
  notes........................  $      --    $  5,880    $  5,950    $ 38,371    $ 38,371
Other bank debt................  $  71,000    $ 27,428    $ 30,028    $  3,500    $  6,000
Stockholders' equity...........  $ 125,338    $102,708    $ 56,054    $ 59,699    $ 44,287
Total shares outstanding.......     22,651      21,564      21,285      21,247      20,306
Cash Flow
  Net cash flow from
     operations................  $  99,025    $ 69,963    $ 19,180    $ 54,040    $ 27,546
  Net cash flow from
     investing.................  $(119,242)   $(57,511)   $(25,911)   $(38,149)   $(11,820)
  Net cash flow from
     financing.................  $  21,463    $  1,323    $ (7,931)   $ (1,425)   $(14,171)
OPERATIONAL
Proved reserves(2)
  Oil (MBbls)..................     13,865      10,370       7,177       5,519       4,451
  Gas (MMcf)...................    111,920      88,650      65,508      52,709      36,543
Future discounted net
  revenue(2)
  Before estimated income
     taxes.....................  $ 238,869    $670,476    $163,665    $ 70,118    $108,698
  After estimated income
     taxes.....................  $ 199,983    $458,649    $126,868    $ 63,467    $ 93,838
Average sales price
  Oil (per Bbl)................  $   22.93    $  27.11    $  15.48    $  10.99    $  17.79
  Gas (per Mcf)................  $    3.99    $   3.97    $   2.42    $   3.22    $   5.06
Average production (net sales
  volume)
  Oil (Bbls per day)...........      3,423       3,336       3,242       3,411       3,280
  Gas (Mcf per day)............     58,448      35,340      27,229      17,488      19,496

---------------

(1) Financial results for 2001 include a $13.5 million charge for the final settlement of the Phillips Petroleum litigation and a $10.6 million charge for impairment of long-lived properties, for 2000 include $12.5 million gain on sale of certain South Texas properties, and for 1998 include $49.8 million in other income from the termination of our gas sales contract and an $18.0 million charge recorded for the Phillips Petroleum judgment. The net loss in 1997 includes a $14.6 million deferred income tax expense that we recorded when we increased the valuation allowance against the deferred income tax asset originally recorded in 1992.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion will assist you in understanding our financial position, liquidity, and results of operations. The information below should be read in conjunction with the financial statements, and the related notes to financial statements. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy, and financial condition before we make any forward-looking statements, but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development, and acquisition expenditures as well as expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses, and interest costs that we believe are reasonable based on currently available information.

  LONG-TERM STRATEGY AND BUSINESS DEVELOPMENTS

     Our long-term strategy is to increase our oil and gas production and reserves while keeping our operating costs and our finding and development costs competitive with our industry peers. Over the last three years, we have invested $224.8 million in oil and gas properties, found 190.0 Bcfe of proved reserves and replaced 265% of our production at a finding and development cost of $1.18 per Mcfe. The following table reflects our results during the last three years.

                                                % INCREASE             % INCREASE
                                       2001     (DECREASE)    2000     (DECREASE)    1999
                                      -------   ----------   -------   ----------   -------
Production:
  Oil MBbls.........................    1,249        2%        1,221        3%        1,183
  Gas MMcf..........................   21,334       65%       12,934       30%        9,939
                                      -------       --       -------       --       -------
Total MMcfe(1)......................   28,828       42%       20,260       19%       17,037
                                      =======       ==       =======       ==       =======
Proved reserves:
  Oil MBbls.........................   13,865       34%       10,370       44%        7,177
  Gas MMcf..........................  111,920       26%       88,650       35%       65,508
                                      -------       --       -------       --       -------
Total MMcfe(1)......................  195,110       29%      150,870       39%      108,570
                                      =======       ==       =======       ==       =======
Production costs per Mcfe(2)........  $  0.53        2%      $  0.52        0%      $  0.52
Finding costs per Mcfe(3)...........  $  1.68       73%      $  0.97       41%      $  0.69
Percentage of production replaced...      253%                   309%                   234%

---------------

(1) Barrels of oil are converted to Mcf equivalents at the ratio of 1 barrel of oil equals 6 Mcf of gas.

(2) Production costs include operating, transportation and Net Profits expense.

(3) Finding costs include acquisition, development and exploration costs (including exploration costs such as seismic acquisition costs).

  CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements for inclusion in this report using accounting principles that are generally accepted in the United States ("GAAP"). Our Notes to Consolidated Financial Statements included on pages 23 through 37 in this report have a more comprehensive discussion of our significant accounting policies. GAAP represents a comprehensive set of accounting and disclosure rules and requirements. We must make judgments, estimates, and in certain circumstances, choices between acceptable GAAP alternatives as we apply these rules and requirements.

  Successful Efforts Method of Accounting

     Oil and gas exploration and production companies choose one of two acceptable accounting methods -- successful-efforts or full cost. The most significant difference between the two methods relates to the accounting treatment of drilling costs for unsuccessful exploration wells ("dry holes") and exploration costs. Under the successful efforts method, we recognize exploration costs and dry hole costs as an expense on the income statement when incurred and capitalize the costs of successful exploration wells as oil and gas properties. Entities that follow the full cost method capitalize all drilling and exploration costs including dry hole costs into one pool of total oil and gas property costs.

     We use the successful efforts method because we believe that it more conservatively reflects on our balance sheet historical costs that have future value. However, using successful-efforts often causes our income statement to fluctuate significantly between reporting periods based on our success or failure during the periods.

  Proved Reserve Estimates

     Unaffiliated reserve engineers prepare our oil and gas reserve estimates using guidelines put forth under GAAP and by the Securities and Exchange Commission. The quality and quantity of data, the interpretation of the data, and the accuracy of mandated economic assumptions combined with the judgment exercised by the reserve engineers affect the accuracy of the estimated reserves. In addition, drilling or production results after the date of the estimate may cause material revisions to the reserve estimates. You should not assume that the present value of the future net cash flow disclosed in this report reflects the current market value of the oil and gas reserves. In accordance with the Securities and Exchange Commission's guidelines, we use prices and costs determined on the date of the estimate and a 10% discount rate to determine the present value of future net cash flow. Actual prices and costs may vary significantly and the discount rate may or may not be appropriate based on outside economic conditions.

  Depletion, Depreciation, and Amortization of Oil and Gas Properties

     We calculate depletion, depreciation, and amortization expense ("DD&A") using the estimates of proved oil and gas reserves. We segregate the costs for individual or contiguous properties or projects and record DD&A of these property costs separately using the units of production method. Material downward revisions in reserves increase the DD&A per unit and reduce net income; likewise, material upward revisions lower the DD&A per unit and increase net income.

  Impairment of Oil and Gas Properties

     Because we account for our oil and gas properties separately, we assess our assets for impairment property by property rather than in one pool of total oil and gas property costs. This method of assessment is another feature of successful-efforts method of accounting. Certain unforeseeable events such as significantly decreased long-term oil or gas prices, failure of a well or wells to perform as projected, insufficient data on reservoir performance, and/or unexpected or increased costs may cause us to record an impairment expense on a particular property. We measure the impairment expense as the difference between the net book value of the asset and its estimated fair value measured by discounting the future net cash flow from the property at an appropriate rate. We base our assessment of possible impairment using our best estimate of future prices, costs and expected net cash flow generated by a property. Actual prices, costs, discount rates, and net cash flow may vary from our estimates.

     The above critical accounting policies can cause our net income to vary significantly from period to period as events or circumstances which trigger recognition as an expense for unsuccessful wells or impaired properties cannot be accurately forecast. In addition, selling prices for our oil and gas fluctuate significantly. Therefore, to manage the company we focus more on cash flow from operations and on controlling our finding and development, operating, administration, and financing costs.

  Accounting for Stock Based Compensation

     In June 1999, the Board of Directors approved a contingent stock grant to our employees and directors. In order for the grant to become effective, the price of our stock had to increase from $4.19 per share to a trigger price of $10.42 per share and close at or above $10.42 per share for 20 consecutive trading days. When the

Board of Directors approved the grant we did not record any amounts for expense, liability, or equity because the measurement date for determining the compensation cost depended on the occurrence of an event after the date of grant. Therefore, we could not be sure that we would incur any expense as a result of the grant, and we could not reasonably estimate the amount of possible expense.

     January 24, 2001, became the measurement date when the stock price closed above the trigger price for the twentieth consecutive trading day. On that date, we measured the total compensation cost at $8.1 million which was the total number of shares granted multiplied by the market price on that date. We recorded $8.1 million as restricted common stock, $5.7 million as unearned compensation reported as a separate reduction in stockholders' equity on the balance sheet, and $2.4 million as stock based compensation expense. The $2.4 million stock based compensation expense recorded in the first quarter of 2001 included a "catch up" amortization from the date of the grant to the measurement date of the total compensation cost because the cost should be recognized over the time period in which the stock grant vested to the employees or directors. We will amortize the remaining $5.7 million compensation expense over the next five years as the shares vest. The vesting period could accelerate in the event of a change in control of the company or the death or permanent disability of an employee. A shorter vesting period would accelerate the amortization period. Except as noted above, the shares will be issued only to the extent the employees and directors remain with the company through the vesting dates.

     In accounting for stock options granted to employees and directors, we have chosen to continue to apply the accounting method promulgated by Accounting Principles Board Opinion No. 25 ("APB 25") rather than apply an alternative method permitted by Statement of Financial Accounting Standards No. 123 ("FAS 123"). Under APB 25, we do not record compensation expense on our income statement for stock options granted to employees or directors. If we applied an alternative method permitted by FAS 123, our net income would be lower than actually reported. We disclose in our Notes to Consolidated Financial Statements the pro-forma effect on our income statement if we were to record the estimated fair value of stock options on the date granted and amortize the expense over the expected vesting of the grant. We chose the APB 25 method because we believe that the use of the APB 25 method makes our financial presentation easier to compare to the financial presentations of other publicly held companies, most of whom we believe also use the APB 25 method.

LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes our contractual obligations and commercial commitments as of December 31, 2001.

                                                       PAYMENTS DUE BY PERIOD
                                    -------------------------------------------------------------
                                               LESS THAN
                                     TOTAL      1 YEAR      1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
                                    -------   -----------   ---------   ---------   -------------
                                                           (IN THOUSANDS)
Contractual obligations
  Bank debt.......................  $71,000     $   --       $71,000      $ --          $ --
  Other long-term payables........  $ 6,966     $3,208       $ 3,758      $ --          $ --
  Office lease....................  $ 2,909     $  441       $   882      $971          $615
                                    -------     ------       -------      ----          ----
     Total                          $80,875     $3,649       $75,640      $971          $615
                                    =======     ======       =======      ====          ====
Other commercial commitments
  Standby letter of credit........  $    --     $   --       $    --      $ --          $ --

     (A letter of credit in the amount of $536,000 was issued against our bank credit facility on March 15, 2002.)

     On December 31, 2001, our current assets exceeded our current liabilities by $2.8 million. Our current ratio was 1.08 to 1.00.

     Cash flow from operations for the year ended December 31, 2001, before changes in working capital, increased by $9.0 million, or 14%, compared to the prior year primarily because of increased gas revenues partially offset by the $13.5 million expense for the Phillips Petroleum settlement and increased production costs from new properties. Gas sales increased by $33.7 million, or 66%, because of a 65% increase in gas production and a slight increase in the average price.

     We incurred capital and exploration expenditures totaling $122.8 million during 2001. The capital expenditures included $46.8 million for exploration costs, $61.1 million for development costs and $14.9 million for the acquisition of properties including the South Pass 89 net profits interest from Phillips Petroleum. During the year, we built and installed, or will install in 2002, eight offshore platforms and facilities. In addition, we drilled 15 exploration wells and 2 development wells in the Gulf of Mexico and 12 exploration wells and 7 development wells in Mississippi and South Texas.

     We expect to continue to make significant capital expenditures over the next several years as part of our long-term growth strategy. We have budgeted $75.0 million for capital expenditures in 2002. Our 2002 capital and exploration budget includes $37.0 million for 26 exploratory wells. We project that we will spend $32.0 million on 16 wells in the Gulf of Mexico and $5.0 million on 10 onshore wells in South Texas and Mississippi. The budget also includes $20.0 million for platforms and development drilling on operated discoveries at Eugene Island 302, South Marsh Island 93, East Cameron 179/184, West Cameron 417, and one non-operated development at Eugene Island 397. The remaining $18.0 million will be allocated to leasing, seismic acquisitions, and workovers. We expect that our cash, estimated future cash flow from operations, and available bank line of credit will be adequate to fund these expenditures for the remainder of 2002.

     If our exploratory drilling results in significant new discoveries, we will have to acquire additional capital in order to finance completion, development, and potential additional opportunities generated by our success. We believe that, because of the additional reserves resulting from the exploratory success and our record of reserve growth in recent years, we will be able to acquire sufficient additional capital through additional bank financing and/or offerings of debt or equity.

     As of December 31, 2001, our amended credit facility has a borrowing base of $75.0 million. As of March 18, 2002, we had $71.0 million borrowed under the facility, and an additional $536,000 of credit availability was utilized to issue a letter of credit. The banks review the borrowing base semi-annually and may increase or decrease the borrowing base at their discretion relative to the new estimate of proved oil and gas reserves. The next redetermination is scheduled for April 2002. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends. Unless renewed or extended, the line of credit expires on May 3, 2004, when all principal becomes due.

     The most significant financial covenants in the line of credit include, among others, maintaining a minimum current ratio of 1.0 to 1.0, a minimum tangible net worth of $85.0 million plus 50% of future net income and 100% of any non-redeemable preferred or common stock offerings, and interest coverage of
3.0 to 1.0. We are currently in compliance with these financial covenants in all material respects. If we don't comply with these covenants, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

     On May 22, 2001, we settled the litigation with Phillips Petroleum Company and acquired Phillips' Net Profits Interest in South Pass block 89, offshore Louisiana. We paid $21.3 million cash and issued 1,189,344 shares of our common stock as consideration for the settlement and assignment of the net profits interest. Subsequently, Phillips sold 33,900 shares on the open market, and we purchased the remaining 1,155,444 shares at a total cost of $20.6 million.

     The shares issued to Phillips were issued under a $110.0 million shelf registration filed with the Securities and Exchange Commission, the proceeds of which may be used for general corporate purposes. A substantial majority of the shares available under the shelf registration are unissued and are subject to being drawn down at the discretion of the company based on market prices and conditions.

     During 2001, holders of $5.785 million face amount of the 8 1/4% convertible notes due December 1, 2002, converted their notes into common stock at the prescribed conversion ratio of one share of common stock for each $11.00 of principal amount of notes. We redeemed the remaining $95,000 of the notes for cash at a call price of 101.65%.

RESULTS OF OPERATIONS

     In 2001, we recorded net income totaling $8.4 million or $0.38 basic income per share, and $0.35 diluted income per share, compared to a net income of $45.0 million or $2.10 basic income per share and $1.99 diluted income per share in 2000. The decrease in net income resulted primarily from the settlement expense related to the Phillips Petroleum litigation and higher dry hole and impairment costs. In addition, net income for 2000 includes a $12.5 million gain for the sale of certain South Texas properties.

     The following table discloses the net oil and gas production volumes, sales, and sales prices for each of the three years ended December 31, 2001, 2000, and 1999. The table is an integral part of the following discussion of results of operations for the periods 2001 compared to 2000 and 2000 compared to 1999.

                                                        % INCREASE             % INCREASE
                                               2001     (DECREASE)    2000     (DECREASE)    1999
                                              -------   ----------   -------   ----------   -------
Oil production volume (MBbls)...............    1,249        2%        1,221        3%        1,183
Oil sales revenue...........................  $28,637      (13)%     $33,106       81%      $18,316
Price per Bbl...............................  $ 22.93      (15)%     $ 27.11       75%      $ 15.48
Increase (decrease) in oil sales revenue due
  to:
Change in prices............................  $(5,104)               $13,760
Change in production volume.................      635                  1,030
                                              -------                -------
Total increase (decrease) in oil sales
  revenue...................................  $(4,469)               $14,790
                                              =======                =======
Gas production volume (MMcf)................   21,334       65%       12,934       30%        9,939
Gas sales revenue...........................  $85,032       66%      $51,291      113%      $24,028
Price per Mcf...............................  $  3.99        1%      $  3.97       64%      $  2.42
Increase (decrease) in gas sales revenue due
  to:
Change in prices............................  $   259                $15,405
Change in production volume.................   33,482                 11,858
                                              -------                -------
Total increase (decrease) in gas sales
  revenue...................................  $33,741                $27,263
                                              =======                =======

  2001 compared to 2000

     Oil production increased by 2% in 2001 compared to the prior year because of a 15% increase in offshore Gulf of Mexico production partially offset by lower oil production from Mississippi and South Texas. Oil production from the Gulf of Mexico increased because of new wells that began producing in 2001. Average oil prices decreased 15% during 2001 which in turn caused oil revenues to be $5.1 million lower.

     Gas revenue increased by $33.7 million or 66% because of a 65% increase in production compared to 2000. Production from the offshore Gulf of Mexico increased by 8.6 Bcf, or 83%, while gas production from South Texas decreased by
0.4 Bcf, or 7%. Five offshore properties began to produce for the first time during 2001 and three additional offshore properties increased their production significantly either from new wells drilled and completed or because 2001 was their first full year of production. We expected the decrease in production from South Texas after we sold certain properties in 2000. The change in average prices did not affect total gas revenues significantly.

     Interest income decreased by $467,000, or 32% because of lower rates earned on our short-term investments and because we used the $9.0 million of restricted cash previously set aside for the Phillips Petroleum judgment in the settlement of that litigation in May 2001. Other income decreased because we had a non-recurring $12.5 million gain from the sale of South Texas properties in 2000.

     Operating costs and expenses increased by $4.9 million, or 46%, because of new producing properties. However, operating expenses per Mcfe increased to $0.53 from $0.52, or less than 2%. Exploration expenses increased by $5.4 million, or 70%, because of increased dry hole costs for two offshore and one onshore well compared to six onshore wells in 2000. Offshore wells typically are significantly more costly than the onshore wells. The impairment expense for 2001 primarily resulted from insufficient future net cash flow for three offshore Gulf of Mexico properties, which accounted for $8.7 million, one South Texas property which accounted for $1.3 million, and one unproved offshore Gulf of Mexico property lease that was forfeited in 2002 which accounted for $616,000. Depreciation, depletion and amortization expense increased by $17.3 million because of production from new properties.

     General and administrative expenses have remained substantially level with prior year amounts. Stock based compensation expense includes $3.5 million for amortization of compensation costs related to the contingent stock grant and $246,000 for stock based directors fees.

     On May 22, 2001, we settled the litigation with Phillips Petroleum Company. Of the total $42.5 million settlement, we had previously recorded $20.2 million as an accrued liability. We recorded $12.3 million of the remaining $22.3 million as additional settlement expense and capitalized $10.0 million as the cost for our purchase of the net profits interest. In addition, we charged the remaining $1.2 million deferred net profits expense related to a royalty settlement in 2000 to the settlement expense. During 2000, we reached two separate agreements with the Minerals Management Service concerning the royalties due on offshore Gulf of Mexico properties. Because of the agreements, we recorded expenses of $5.4 million during 2000.

     Interest and financing costs decreased 16% because of lower interest rates applicable to our outstanding debt and because we are no longer accruing interest on the Phillips judgment.

     During 2001, we recorded income tax expense totaling $3.6 million, all of which is deferred. We fully utilized our net deferred income tax benefit during 2000 and the first quarter of 2001.

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

     Gas production increased by 30% during 2000 compared to 1999 primarily from gas produced from the Gulf of Mexico and South Texas. Gas production from the Gulf of Mexico increased by 2.1 Bcf, or 26%, and gas production from South Texas increased by 714,000 Mcf, or 42%, during 2000. The increase resulted from several successful wells drilled during the year. The average gas price increased by 64% during 2000 compared to 1999.

     Other income increased by $11.9 million because we recorded a $12.4 million gain on the sale of certain South Texas properties in August 2000, partially offset by lower oil trading income.

     Operating expenses increased during the year 2000 compared to 1999, mainly due to the increased number of producing properties and an increase in workover expenses mostly related to West Cameron 170 and Eugene Island 135. Exploration expense increased by $108,000 during 2000 primarily because of slightly higher dry hole costs in 2000. Depreciation, depletion, and amortization expense increased by $196,000 during 2000 compared to the prior year largely as a result of increased production partially offset by lower finding costs per unit during the last three years. Impairment expense for the year 2000 primarily includes the costs for expired unproved properties compared to impairment expense for the year 1999 that included additional impairments for Main Pass 262 and two small onshore properties.

     Legal expenses decreased $780,000, or 53%, because we settled both the Minerals Management Service issues and the minority stockholders litigation during the year, and we incurred lower costs related to the Phillips litigation. During 2000, we reached two separate accords with the Minerals Management Service concerning the alleged underpayment of oil and gas royalties. The first agreement reached in May 2000, concerned additional royalties asserted to be due on the settlement of litigation related to a 1990 gas sales contract. Because of this agreement, we recorded an expense of $3.2 million in the first quarter of 2000. As to the second accord, we reached an agreement in October 2000 to settle the issues concerning oil transportation charges and oil exchange contracts for $2.2 million.

  NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 2001, we adopted Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" which requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in fair value be recorded currently in net income unless specific hedge accounting criteria are met. The definition of derivative contracts has also been expanded to include contracts that require physical delivery of oil and gas if the contract allows for net cash settlement. We do not utilize any derivative instruments that fall under the criteria defined in the accounting standard and therefore the adoption of this statement did not have any effect on our reported financial statements or disclosures.

     Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" will be effective for years beginning after June 15, 2002. The statement requires that we estimate the fair value for our asset retirement obligations (dismantlement and abandonment of oil and gas wells and offshore platforms) in the period in which the asset is first placed in service. Currently we accrue the estimated liability for dismantlement and abandonment over the life of the property using a unit of production method. Because of this new standard, effective January 1, 2003, we must increase both our recorded assets and liabilities by the estimated cost of the ultimate asset retirement obligation. For properties owned at December 31, 2001, we estimate that amount to be $10.6 million. We will then discount the amount to present value, and on a periodic basis record the accretion of discount. We will also amortize the cost into depletion, depreciation, and amortization expense. The charges to the income statement will not be materially different under this standard as compared to our present method.

     In August 2001, Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets." The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for periods beginning after December 15, 2001. We do not believe that the adoption of this statement will have a material effect on our balance sheet or income statement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     Our market risk sensitive instrument at December 31, 2001, is a revolving bank line of credit. At December 31, 2001, the unpaid principal balance under the line was $71.0 million which approximates its fair value. The interest rate on this debt is based on a premium of 150 to 225 basis points over the London Interbank Offered Rate ("Libor"). The rate is reset periodically, usually every three months. If on December 31, 2001, Libor changed by one full percentage point (100 basis points) the fair value of our revolving debt would change by approximately $175,000. We have not entered into any interest rate hedging contracts.

COMMODITY PRICE RISK

     Occasionally we sell forward portions of our production under physical product delivery contracts that by their terms cannot be settled in cash or other financial instruments. Such contracts are not subject to the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly we do not provide sensitivity analysis for such contracts. For the period January 1, 2002, through June 30, 2002, we have physical delivery contracts in place to sell approximately

20,000 MMBtu of gas per day (approximately 1/3 of our projected gas production for that six month period) at a price of approximately $2.77 per MMBtu.

     A vast majority of our production is sold on the spot markets. Accordingly, we are at risk for the volatility in the commodity prices inherent in the oil and gas industry.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants....................    18
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................    19
Consolidated Statements of Income for 2001, 2000, and
  1999......................................................    20
Consolidated Statements of Stockholders' Equity for 2001,
  2000, and 1999............................................    21
Consolidated Statements of Cash Flows for 2001, 2000, and
  1999......................................................    22
Notes to Consolidated Financial Statements..................    23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Stockholders and Board of Directors of
Remington Oil and Gas Corporation

     We have audited the accompanying balance sheets of Remington Oil and Gas Corporation ("the Company"), a Delaware corporation, as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Remington Oil and Gas Corporation as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Dallas, Texas
March 15, 2002

                       REMINGTON OIL AND GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS,
                                                               EXCEPT SHARE DATA)
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $  19,377   $  18,131
  Restricted cash and cash equivalents......................         --       2,592
  Accounts receivable.......................................     19,445      21,142
  Prepaid expenses and other current assets.................      1,487       2,375
                                                              ---------   ---------
TOTAL CURRENT ASSETS........................................     40,309      44,240
                                                              ---------   ---------
PROPERTIES
  Oil and gas properties (successful-efforts method)........    433,988     336,558
  Other properties..........................................      3,023       2,701
  Accumulated depreciation, depletion and amortization......   (237,661)   (201,506)
                                                              ---------   ---------
TOTAL PROPERTIES............................................    199,350     137,753
                                                              ---------   ---------
OTHER ASSETS
  Cash collateral for Phillips judgment.....................         --       9,000
  Other assets..............................................        773       1,481
                                                              ---------   ---------
  TOTAL OTHER ASSETS........................................        773      10,481
                                                              ---------   ---------
TOTAL ASSETS................................................  $ 240,432   $ 192,474
                                                              =========   =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses.....................  $  34,232   $  25,273
  Short-term notes payable and current portion of long-term
     note payable...........................................      3,253       7,229
                                                              ---------   ---------
TOTAL CURRENT LIABILITIES...................................     37,485      32,502
                                                              ---------   ---------
LONG-TERM LIABILITIES
  Phillips judgment.........................................         --      19,733
  Notes payable.............................................     71,000      24,685
  Convertible subordinated notes payable....................         --       5,880
  Other long-term payables..................................      3,758       6,966
  Deferred income taxes.....................................      2,851          --
                                                              ---------   ---------
TOTAL LONG-TERM LIABILITIES.................................     77,609      57,264
                                                              ---------   ---------
TOTAL LIABILITIES...........................................    115,094      89,766
                                                              ---------   ---------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 25,000,000 shares
     authorized
     Shares issued -- none
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 22,685,240 shares issued and 22,650,881
     shares outstanding in 2001, 21,598,605 shares issued
     and 21,564,246 shares outstanding in 2000..............        227         216
  Additional paid-in capital................................     56,698      45,897
  Restricted common stock...................................      8,055          --
  Unearned compensation.....................................     (4,581)         --
  Retained earnings.........................................     64,939      56,595
                                                              ---------   ---------
  TOTAL STOCKHOLDERS' EQUITY................................    125,338     102,708
                                                              ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $ 240,432   $ 192,474
                                                              =========   =========

          See accompanying Notes to Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2001       2000      1999
                                                              --------   --------   -------
                                                                     (IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
REVENUES
  Oil sales.................................................  $ 28,637   $ 33,106   $18,316
  Gas sales.................................................    85,032     51,291    24,028
  Interest income...........................................       975      1,442       724
  Other income..............................................     1,424     14,261     2,362
                                                              --------   --------   -------
TOTAL REVENUES..............................................   116,068    100,100    45,430
                                                              --------   --------   -------
COSTS AND EXPENSES
  Operating costs and expenses..............................    14,644      8,778     7,307
  Net profits interest expense..............................       751      1,753     1,492
  Exploration expenses......................................    13,100      6,833     6,725
  Depreciation, depletion, and amortization.................    38,263     20,976    20,780
  Impairment of oil and gas properties......................    10,616        859     1,883
  General and administrative................................     5,713      5,611     6,099
  Settlements expense.......................................    13,524      5,416       442
  Stock based compensation..................................     3,696        174       156
  Interest and financing expense............................     3,829      4,561     4,552
                                                              --------   --------   -------
TOTAL COSTS AND EXPENSES....................................   104,136     54,961    49,436
                                                              --------   --------   -------
INCOME (LOSS) BEFORE TAXES..................................    11,932     45,139    (4,006)
  Income taxes..............................................     3,588        100      (273)
  Minority interest.........................................        --         (5)      (30)
                                                              --------   --------   -------
NET INCOME (LOSS)...........................................  $  8,344   $ 45,044   $(3,703)
                                                              ========   ========   =======
BASIC INCOME (LOSS) PER SHARE...............................  $   0.38   $   2.10   $ (0.17)
                                                              ========   ========   =======
DILUTED INCOME (LOSS) PER SHARE.............................  $   0.35   $   1.99   $ (0.17)
                                                              ========   ========   =======

          See accompanying Notes to Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           COMMON
                                            STOCK     ADDITIONAL   RESTRICTED
                                          $0.01 PAR    PAID IN       COMMON       UNEARNED     RETAINED
                                            VALUE      CAPITAL       STOCK      COMPENSATION   EARNINGS
                                          ---------   ----------   ----------   ------------   --------
                                                                 (IN THOUSANDS)
Balance December 31, 1998...............    $213       $ 44,117      $   --       $    --      $15,369
Net income (loss).......................                                                        (3,703)
Common stock issued.....................                    156
Dividends paid to minority
  stockholders..........................                                                           (98)
                                            ----       --------      ------       -------      -------
Balance December 31, 1999...............     213         44,273          --            --       11,568
                                            ----       --------      ------       -------      -------
Net income..............................                                                        45,044
Common stock issued.....................       3          1,624
Dividends paid to minority
  stockholders..........................                                                           (17)
                                            ----       --------      ------       -------      -------
Balance December 31, 2000...............     216         45,897          --            --       56,595
                                            ----       --------      ------       -------      -------
Net income..............................                                                         8,344
Contingent stock grant..................                              8,055        (5,623)
Amortization of unearned compensation...                                            1,042
Common stock issued.....................      22         31,434
Common stock repurchased and retired
  (Note 6)..............................     (11)       (20,633)
                                            ----       --------      ------       -------      -------
Balance December 31, 2001...............    $227       $ 56,698      $8,055       $(4,581)     $64,939
                                            ====       ========      ======       =======      =======

          See accompanying Notes to Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOW PROVIDED BY OPERATIONS
NET INCOME (LOSS)...........................................  $   8,344   $ 45,044   $ (3,703)
ADJUSTMENTS TO RECONCILE NET INCOME
  Depreciation, depletion, and amortization.................     38,263     20,976     20,780
  Deferred income tax expense...............................      3,600         --         --
  Amortization of deferred charges..........................        172        334        752
  Deferred net profits expense..............................      1,270         --         --
  Impairment of oil and gas properties......................     10,616        859      1,883
  Dry hole costs............................................      9,589      5,557      5,187
  Cash paid for dismantlement and restoration liability.....       (622)        --         --
  Minority interest in net income of subsidiaries...........         --         (5)       (30)
  Stock issued to directors and employees for
     compensation...........................................      3,696        174        156
  Royalty settlement........................................         --      5,416         --
  (Gain) on sale of properties..............................       (201)   (12,640)      (218)
CHANGES IN WORKING CAPITAL
  Decrease (increase) in accounts receivable................      1,580    (14,745)    (3,230)
  Decrease (increase) in prepaid expenses and other current
     assets.................................................        526        344       (183)
  Increase in accounts payable and accrued expenses.........     10,600     19,199         78
  Decrease (increase) in restricted cash....................     11,592       (550)    (2,292)
                                                              ---------   --------   --------
NET CASH FLOW PROVIDED BY OPERATIONS........................     99,025     69,963     19,180
                                                              ---------   --------   --------
CASH FROM INVESTING ACTIVITIES
  Payments for capital expenditures.........................   (119,673)   (72,678)   (26,209)
  Proceeds from property sales..............................        431     15,167        298
                                                              ---------   --------   --------
NET CASH (USED IN) INVESTING ACTIVITIES.....................   (119,242)   (57,511)   (25,911)
                                                              ---------   --------   --------
CASH FROM FINANCING ACTIVITIES
  Proceeds from notes payable and long-term accounts
     payable................................................     51,500     10,630     30,628
  Payments on notes payable and long-term accounts
     payable................................................    (12,464)    (9,811)   (37,933)
  Purchase common stock issued in Phillips Petroleum
     settlement.............................................    (20,644)        --         --
  Commitment fee on line of credit..........................       (307)        --       (528)
  Common stock issued.......................................      3,378        521         --
  Dividends paid to minority interest holders...............         --        (17)       (98)
                                                              ---------   --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........     21,463      1,323     (7,931)
                                                              ---------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      1,246     13,775    (14,662)
  Cash and cash equivalents at beginning of period..........     18,131      4,356     19,018
                                                              ---------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  19,377   $ 18,131   $  4,356
                                                              =========   ========   ========
Cash paid for interest......................................  $   2,925   $  4,338   $  2,577
                                                              =========   ========   ========
Cash paid (received) for taxes..............................  $     (12)  $    100   $   (327)
                                                              =========   ========   ========
Non-cash issuance of common stock (Note 6)..................  $  21,250   $     --   $     --
                                                              =========   ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

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

  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

  CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

     Cash equivalents consist of highly liquid investments that mature within three months or less when purchased. Our cash equivalents include investment grade commercial paper and institutional money market funds. We record cash equivalents at cost, which approximates their market value at the balance sheet date.

     On December 31, 2000, we had $9.0 million set aside as restricted cash with a surety company as collateral for the suspensive appeal bond for the Phillips litigation. After the Phillips Petroleum settlement in May 2001, the surety company returned the $9.0 million to us.

  PROPERTY AND EQUIPMENT

     We follow the successful-efforts method to account for oil and gas exploration and development expenditures. Under this method, we capitalize expenditures for leasehold acquisitions, drilling costs for productive wells and unsuccessful development wells. We amortize the capitalized costs using the units-of-production method, converting to gas equivalent units by using the ratio of 6 barrels of oil equal to one thousand cubic feet of gas. Future dismantlement, restoration and abandonment costs include the estimated costs to dismantle, restore, and abandon our offshore platforms, wells, and related facilities. We accrue for the liability over the life of the property using the units-of-production method and record the expense as a component of depreciation, depletion and amortization expense. As of December 31, 2001, the total estimated liability of our future dismantlement and restoration costs is $10.6 million. The accrued liability at December 31, 2001 and 2000, was $4.3 million and $4.6 million, respectively. We record expenditures for geological, geophysical or other prospecting costs as exploration expenses on the income statement when incurred.

     Periodically, if there is a large decrease in oil and gas reserves or production on a property, or if a dry hole is drilled on or near one of our properties we will review the properties for impairment. In addition, significant decreases in long-term oil and gas prices may also indicate that a property has become impaired. If the net book value of a property is greater than the estimated undiscounted future net cash flow from the same property, the property is considered impaired. We base our assessment of possible impairment using our best estimate of future prices, costs and expected net cash flow generated by a property. The impairment expense is

                       REMINGTON OIL AND GAS CORPORATION
equal to the difference between the net book value and the fair value of the asset. We estimate fair value by discounting, at an appropriate rate, the future net cash flows from the property. In addition, we assess the capitalized costs of unproved properties periodically to determine whether their value has been impaired below the capitalized costs. We recognize a loss to the extent that such impairment is indicated. In making these assessments, we consider factors such as exploratory drilling results, future drilling plans, and lease expiration terms.

     Other properties include improvements on the leased office space and office computers and equipment. The company depreciates these assets using the straight-line method over their estimated useful lives that range from 3 to 12 years.

  OTHER ASSETS

     Other assets include the net unamortized credit facility origination fees and a long-term account receivable. The origination fees are amortized on a straight-line basis over the term of the debt. We charge the amortized amount to interest and financing costs. The long-term account receivable totaling $354,000 is CKB Petroleum's claim under Collateral Assignment Split Dollar Insurance Agreements among CKB Petroleum and Don D. Box (an officer and director) and two of his brothers.

  OIL AND GAS REVENUES

     We recognize oil and gas revenue in the month of actual production. Our actual sales have not been materially different from our entitled share of production and we do not have any significant gas imbalances. In 2001, sales by a gas marketing company accounted for approximately 65% of our total oil and gas revenue. In addition, we sold approximately 56% of our total oil production to one company during the year, which accounted for approximately 14% of our total oil and gas revenues in 2001. We do not believe that the risk of losing services or sales from either of these companies would have a material adverse effect on us.

  STOCK OPTIONS

     We continue to apply the accounting provisions of Accounting Principles Board Opinion 25, entitled "Accounting for Stock Issued to Employees," and related interpretations to account for stock-based compensation. Accordingly, we measure compensation cost for stock options as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. All of our options are granted with exercise prices at or above the quoted market price on the date of grant.

  SEGMENT REPORTING

     We operate in only one business segment.

  ADOPTED AND NEW ACCOUNTING POLICIES

     On January 1, 2001, we adopted Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" which requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in fair value be recorded currently in net income unless specific hedge accounting criteria are met. The definition of derivative contracts has also been expanded to include contracts that require physical delivery of oil and gas if the contract allows for net cash settlement. We do not utilize any derivative instruments that fall under the criteria defined in the accounting standard and therefore the adoption of this statement did not have any effect on our reported financial statements or disclosures.

                       REMINGTON OIL AND GAS CORPORATION

     Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" will be effective for years beginning after June 15, 2002. The statement requires that we estimate the fair value for our asset retirement obligations (dismantlement and abandonment of oil and gas wells and offshore platforms) in the period in which the asset is first placed in service. Currently we accrue the estimated liability for dismantlement and abandonment over the life of the property using a unit of production method. Because of this new standard, effective January 1, 2003, we must increase both our recorded assets and liabilities by the estimated cost of the ultimate asset retirement obligation. For properties owned at December 31, 2001, we estimate that amount to be $10.6 million. We will then discount the amount to present value, and on a periodic basis record the accretion of discount. We will also amortize the cost into depletion, depreciation, and amortization expense. The charges to the income statement will not be materially different under this standard as compared to our present method.

     In August 2001, Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets." The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for periods beginning after December 15, 2001. We do not believe that the adoption of this statement will have a material effect on our balance sheet or income statement.

  GENERAL AND ADMINISTRATIVE EXPENSES

     We report our general and administrative expenses net of reimbursed overhead costs that we allocate to working interest owners of the oil and gas properties that we operate.

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

  INCOME PER COMMON SHARE

     We compute basic income per share by dividing net income by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted

                       REMINGTON OIL AND GAS CORPORATION
in the issuance of common stock that then shares in the net income of the company. The following table presents our calculation of basic and diluted income per share.

                                                           FOR YEARS ENDED DECEMBER 31,
                                                           -----------------------------
                                                            2001       2000       1999
                                                           -------   --------   --------
                                                               (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Net income (loss) available for basic income per share...  $8,344    $45,044    $(3,703)
  Interest expense on the Notes (net of tax)(1)..........     188        318         --
                                                           ------    -------    -------
Net income (loss) available for diluted income per
  share..................................................  $8,532    $45,362    $(3,703)
                                                           ======    =======    =======
Basic income (loss) per share............................  $ 0.38    $  2.10    $ (0.17)
                                                           ======    =======    =======
Diluted income (loss) per share..........................  $ 0.35    $  1.99    $ (0.17)
                                                           ======    =======    =======
Weighted average common shares for basic income (loss)
  per share..............................................  21,979     21,435     21,326
  Dilutive stock options outstanding (treasury stock
     method)(1)..........................................   1,453        784         --
  Common stock grant.....................................     663         --         --
  Shares assumed issued by conversion of the Notes(1)....     319        540         --
                                                           ------    -------    -------
Total common shares for diluted income (loss) per
  share..................................................  24,414     22,759     21,326
                                                           ======    =======    =======
Potential increase to net income for diluted income per
  share Interest expense on Notes (net of tax)...........  $   --    $    --    $   581
Potential issues of common stock for diluted income per
  share Weighted average stock options granted...........      --         --      1,677
  Weighted average shares from warrant issued in
     merger..............................................      --        200        200
  Weighted average shares issued assuming conversion of
     Notes...............................................      --         --        985

---------------

(1) Non dilutive in 1999.

NOTE 2 -- OIL AND GAS PROPERTIES

     The following table summarizes the capitalized costs on our oil and gas properties, all of which are located in the United States.

                                                     AT DECEMBER 31,
                           -------------------------------------------------------------------
                                         2001                               2000
                           --------------------------------   --------------------------------
                            PROVED     UNPROVED     TOTAL      PROVED     UNPROVED     TOTAL
                           ---------   --------   ---------   ---------   --------   ---------
                                                     (IN THOUSANDS)
Onshore..................  $  55,190   $ 3,189    $  58,379   $  46,618   $ 2,125    $  48,743
Offshore.................    357,137    18,472      375,609     272,680    15,135      287,815
                           ---------   -------    ---------   ---------   -------    ---------
Total....................    412,327    21,661      433,988     319,298    17,260      336,558
Accumulated depreciation,
  depletion and
  amortization...........   (235,428)       --     (235,428)   (199,451)       --     (199,451)
                           ---------   -------    ---------   ---------   -------    ---------
Net oil and gas
  properties.............  $ 176,899   $21,661    $ 198,560   $ 119,847   $17,260    $ 137,107
                           =========   =======    =========   =========   =======    =========

                       REMINGTON OIL AND GAS CORPORATION

     The following table presents a summary of our oil and gas expenditures during the last three years.

                                                             FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                         ----------------------------
                                                           2001      2000      1999
                                                         --------   -------   -------
                                                          (UNAUDITED, IN THOUSANDS)
Unproved acquisition costs.............................  $  9,885   $13,057   $ 2,732
Proved acquisition costs...............................     5,000     1,779       379
Exploration costs......................................    46,825    38,224    17,535
Development costs......................................    61,145    21,249     7,007
                                                         --------   -------   -------
Total..................................................  $122,855   $74,309   $27,653
                                                         ========   =======   =======

     We recognized impairment expenses as follows in the table below:

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                               2001     2000    1999
                                                              -------   ----   ------
                                                                  (IN THOUSANDS)
Unproved properties.........................................  $   616   $811   $  794
Proved properties...........................................   10,000     48    1,089
                                                              -------   ----   ------
Total impairment expense....................................  $10,616   $859   $1,883
                                                              =======   ====   ======

     The impairment of unproved properties for each of the three years primarily resulted from the actual or impending forfeiture of leaseholds.

     The impairment expense on proved properties for 2001 primarily resulted from insufficient future net cash flows based on the proved developed reserves as determined by our independent oil and gas engineers. In order to determine the amount of impairment on certain properties, we used NYMEX 12 month strip prices adjusted for location and basis differences for our estimate of the future prices and escalated both the prices and the costs at 3% per year. Three proved properties in the offshore Gulf of Mexico accounted for $8.7 million and one proved property in South Texas accounted for $1.3 million of the total $10.0 million. The impairment expense on proved properties for 2000 resulted from insufficient oil and gas reserves on one small property in Alabama and in 1999 included $852,000 for a platform located on Main Pass 262 in the Gulf of Mexico.

NOTE 3 -- NOTES PAYABLE AND OTHER LONG-TERM PAYABLES

  CONVERTIBLE NOTES

     During 2001, holders of $5.785 million face amount of the 8 1/4% convertible notes due December 1, 2002, converted their notes into common stock at the prescribed conversion ratio of one share of common stock for each $11.00 of principal amount of notes. We redeemed the remaining $95,000 of the notes for cash at a call price of 101.65%.

                       REMINGTON OIL AND GAS CORPORATION

  BANK CREDIT FACILITY

     As of December 31, 2001, our amended credit facility of $150.0 million has a borrowing base of $75.0 million. The following schedule reflects certain information about the line of credit for the last two years.

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Borrowing base..............................................  $75,000   $35,000
Outstanding balance (including current maturities)..........   71,000    27,428
                                                              -------   -------
Available amount............................................  $ 4,000   $ 7,572
                                                              =======   =======

     We pledged our oil and gas properties as collateral for this line of credit. We accrue and pay interest at varying rates based on premiums ranging from 1.5 to 2.25 percentage points over the London Interbank Offered Rates. Interest only is payable quarterly through May 3, 2004, at which time the line expires and all principal becomes due, unless the line is extended or renegotiated.

     The most significant financial covenants in the line of credit include, among others, maintaining a minimum current ratio of 1.0 to 1.0, a minimum tangible net worth of $85.0 million plus 50% of future net income and 100% of any non-redeemable preferred or common stock offerings, and interest coverage of
3.0 to 1.0.

     The banks review the borrowing base semi-annually and may increase or decrease the borrowing base at their discretion relative to the new estimate of proved oil and gas reserves. The next redetermination is scheduled for April 2002.

  OTHER

     Other long-term payables include a note payable to the Minerals Management Service and certain vendor financing arrangements.

  FAIR VALUE OF INDEBTEDNESS

     We estimate that the fair value of our long-term indebtedness, including the current maturities of such obligations, is approximately $78.0 million at December 31, 2001 and $34.0 million at December 31, 2000. We based the fair value on broker estimates for our convertible notes and on current rates available for our bank debt. The book value of our other long-term indebtedness approximates fair value.

                       REMINGTON OIL AND GAS CORPORATION

NOTE 4 -- COMMITMENTS AND CONTINGENT LIABILITIES

     We lease approximately 17,000 square feet of office space in Dallas Texas. The non-cancelable operating lease expires in April 2008. The following table reflects our rent payments for the past three years and the commitment for the future minimum rental payments.

                           YEAR                               RENT
                           ----                             --------
1999......................................................  $407,000
2000......................................................  $407,000
2001......................................................  $433,000
2002......................................................  $441,000
2003......................................................  $441,000
2004......................................................  $441,000
2005......................................................  $479,000
2006......................................................  $492,000
Remaining commitment......................................  $615,000

     We have no material pending legal proceedings.

NOTE 5 -- COMMON STOCK, PREFERRED STOCK AND DIVIDENDS

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

     We have reserved approximately 4.0 million shares of common stock for our stock option plan and for our non-employee director stock purchase plan, which are discussed in more detail in Note 7 -- Employee and Director Benefit Plans. Dividend payments are currently prohibited by our line of credit agreement.

NOTE 6 -- SETTLEMENTS EXPENSE

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

     The Minerals Management Service is the grantor of all leases in the federal waters offshore Louisiana. When production is established, they collect a 16.67% royalty from all hydrocarbons produced from the lease. After a routine audit of our royalty payments, the Minerals Management Service issued orders to pay additional royalty on three separate claims regarding our South Pass 89 lease complex. We settled all three of those claims in 2000 for a total of $5.4 million.

                       REMINGTON OIL AND GAS CORPORATION

     Two individuals owned a combined 5.8824% in two of our subsidiaries, CKB Petroleum, Inc. and CKB & Associates, Inc. The two subsidiaries were acquired when we merged with S-Sixteen Holding Company in December 1998. The minority interest liability reflects their percentage of the total combined equity in the two subsidiaries. In February 2000, we reached an agreement to settle the litigated claims by the minority interest owners and purchased their minority interest in the two subsidiaries. In connection with the settlement of their lawsuit, we recorded $442,000 as a settlement expense in December 1999.

NOTE 7 -- EMPLOYEE AND DIRECTOR BENEFIT PLANS

  STOCK OPTION PLAN

     A committee that includes two or more outside non-employee directors administers the 1997 Stock Option Plan. The committee has the discretion to determine the participants, the number of shares granted to each person, the purchase price of the common stock covered by each option, and most other terms of the option. Options granted under the plan may be either incentive stock options or non-qualified stock options. The committee may issue options for up to 3.75 million shares of common stock, but no more than 937,500 shares to any individual. Forfeited options are available for future issuance.

     A summary of our stock option plans as of December 31, 2001, 2000, and 1999, and changes during the years ending on those dates is presented below:

                                                  AT DECEMBER 31,
                         ------------------------------------------------------------------
                                 2001                   2000                   1999
                         --------------------   --------------------   --------------------
                                     WEIGHTED               WEIGHTED               WEIGHTED
                                     AVERAGE                AVERAGE                AVERAGE
                                     EXERCISE               EXERCISE               EXERCISE
                          SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                         ---------   --------   ---------   --------   ---------   --------
Outstanding at
  beginning of year....  2,581,503    $ 5.28    1,761,000    $6.12     1,175,500    $6.15
Granted................    345,000    $15.33      979,000    $3.89       614,000    $6.22
Exercised..............   (327,803)   $ 4.39      (33,497)   $3.66            --
Forfeited..............         --    $   --     (125,000)   $6.87       (28,500)   $9.63
                         ---------    ------    ---------    -----     ---------    -----
Outstanding at end of
  year.................  2,598,700    $ 6.72    2,581,503    $5.28     1,761,000    $6.12
                         =========    ======    =========    =====     =========    =====
Options exercisable at
  year-end.............  1,441,384    $ 6.13    1,097,860    $6.72       653,682    $6.78
Weighted-average fair
  value of options
  Granted during the
  year.................               $11.55                 $2.92                  $2.88

     The options outstanding at December 31, 2001 have a weighted-average remaining contractual life of 7.62 years and an exercise price ranging from $2.75 to $16.78 per share.

                       REMINGTON OIL AND GAS CORPORATION

     The table below reflects the effect on our net income or loss if we recorded the estimated compensation costs for the stock options using the estimated fair value as determined by applying the Black-Scholes option pricing model.

                                                            FOR YEARS ENDED DECEMBER 31,
                                                            -----------------------------
                                                             2001       2000       1999
                                                            -------   --------   --------
                                                                   (IN THOUSANDS)
Net income (loss)...........................  As reported   $8,344    $45,044    $(3,703)
                                              Pro forma     $6,498    $43,866    $(4,719)
Basic income (loss) per share...............  As reported   $ 0.38    $  2.10    $ (0.17)
                                              Pro forma     $ 0.30    $  2.05    $ (0.22)
Diluted income (loss) per share.............  As reported   $ 0.35    $  1.99    $ (0.17)
                                              Pro forma     $ 0.27    $  1.94    $ (0.22)

     The fair value of each option grant for the years ended December 31, 2001, 2000, and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                  FOR YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Expected life (years).......................................     10       10       10
Interest rate...............................................   5.13%    6.18%    5.88%
Volatility..................................................  62.56%   59.01%   56.74%
Dividend yield..............................................      0%       0%       0%

  NON-EMPLOYEE DIRECTOR STOCK PURCHASE PLAN

     The non-employee director stock purchase plan allows the non-employee directors to receive their directors' fees in shares of restricted common stock instead of cash. The number of shares received will be equal to 150% of the cash fees divided by the closing market price of the common stock on the day that the cash fees would otherwise be paid. The director cannot transfer the common stock until one year after issuance or the termination of a director resulting from death, disability, removal, or failure to be nominated for an additional term. The director can vote the shares of restricted stock and receive any dividend paid.

  PENSION PLAN

     Remington and CKB Petroleum, Inc. each have a noncontributory defined benefit pension plan. The retirement benefits available are generally based on years of service and average earnings. We fund the plans with annual contributions at least equal to the minimum funding provisions of the Employee Retirement Income Security Act of 1974, as amended, but no more than the maximum tax deductible contribution

                       REMINGTON OIL AND GAS CORPORATION
allowed. Plan assets consist primarily of equity and fixed income securities. The following table sets forth the reconciliation of the benefit obligation, plan assets, and funded status for the pension plans.

                                                              AT DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
RECONCILIATION OF THE CHANGE IN BENEFIT OBLIGATION
  Beginning benefit obligation..............................  $3,103   $2,850
     Service cost...........................................     151      119
     Interest cost..........................................     221      226
     Actuarial loss (gain)..................................      59      156
     Benefits paid..........................................    (229)    (248)
                                                              ------   ------
  Ending benefit obligation.................................  $3,305   $3,103
                                                              ======   ======
RECONCILIATION OF THE CHANGE IN PLAN ASSETS
  Beginning market value....................................  $3,090   $3,501
     Actual return on plan assets...........................    (282)    (163)
     Employer contributions.................................     187       --
     Benefit payments.......................................    (229)    (248)
                                                              ------   ------
  Ending market value.......................................  $2,766   $3,090
                                                              ======   ======
FUNDED STATUS AND AMOUNTS RECOGNIZED IN THE BALANCE SHEET
  Funded status.............................................  $ (539)  $  (13)
  Unrecognized net actuarial loss (gain)....................     813      233
  Effect of the settlement..................................      --       --
                                                              ------   ------
  Adjusted prepaid (accrued) benefit cost...................  $  274   $  220
                                                              ======   ======

     The net periodic pension cost recognized in our income statements include the following components:

                                                               FOR YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
COMPONENTS OF NET PERIODIC PENSION COST
  Service cost..............................................  $151   $119   $101
  Interest cost on projected benefit obligation.............   221    226    217
  Expected return on plan assets............................  (239)  (273)  (264)
  Net amortization and deferrals............................    --     (2)    --
                                                              ----   ----   ----
  Net periodic pension cost.................................   133     70     54
  Special recognition due to curtailment and lump sum
     settlements............................................    --     --    (32)
                                                              ----   ----   ----
Net periodic pension cost...................................  $133   $ 70   $ 22
                                                              ====   ====   ====
WEIGHTED AVERAGE ASSUMPTIONS
  Discount rate.............................................  7.25%  7.50%  7.75%
  Expected return on plan assets............................  8.00%  8.00%  8.00%
  Rate of compensation increase.............................  3.00%  3.00%  3.00%

                       REMINGTON OIL AND GAS CORPORATION

  CONTINGENT STOCK GRANT

     In June 1999, the Board of Directors approved a contingent stock grant to our employees and directors. In order for the grant to become effective, the price of our stock had to increase from $4.19 per share to a trigger price of $10.42 per share and close at or above $10.42 per share for 20 consecutive trading days.

     On January 24, 2001, the stock price closed above the trigger price for the twentieth consecutive trading day. On that date, we measured the total compensation cost at $8.1 million which was the total number of shares granted multiplied by the market price on that date. We recorded $8.1 million as restricted common stock, $5.7 million as unearned compensation reported as a separate reduction in stockholders' equity on the balance sheet, and $2.4 million as stock based compensation expense. The $2.4 million stock based compensation expense recorded in the first quarter of 2001 included a "catch up" amortization from the date of the grant to the measurement date of the total compensation cost. During the last three quarters of 2001 we amortized an additional $1.0 million. The remaining unearned compensation expenses will be amortized over the next five years as the shares vest. The total compensation expense may decrease if an employee fails to vest because he is no longer employed for any reason other than death, disability, or normal retirement, or if a director no longer serves for any reason other than death.

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

NOTE 8 -- INCOME TAXES

     The following table provides a summary of our income tax expense or (benefit):

                                                                 FOR YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                               2001    2000   1999
                                                              ------   ----   -----
                                                                 (IN THOUSANDS)
Current income tax expense (benefit)........................  $  (12)  $100   $(256)
Deferred income tax expense (benefit).......................   3,600     --     (17)
                                                              ------   ----   -----
Total income tax expense (benefit)..........................  $3,588   $100   $(273)
                                                              ======   ====   =====

     Total income tax expense (benefit) differs from the amount computed by applying the federal income tax rate to net income (loss) before income taxes as follows:

                                                           FOR YEARS ENDED DECEMBER 31,
                                                           -----------------------------
                                                            2001       2000       1999
                                                           -------   --------   --------
                                                                  (IN THOUSANDS)
Federal income tax expense (benefit) at statutory rate...  $4,175    $15,799    $(1,402)
Net adjustment to valuation allowance....................    (575)   (15,799)     1,402
Other....................................................     (12)       100       (273)
                                                           ------    -------    -------
Total income tax expense (benefit).......................  $3,588    $   100    $  (273)
                                                           ======    =======    =======

                       REMINGTON OIL AND GAS CORPORATION

     The following table reflects the significant components of our deferred tax asset.

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Asset (liability) from difference in book and tax basis of
  oil and gas properties....................................  $(14,777)  $(12,181)
Asset (liability) from difference in book and tax basis of
  other assets..............................................       826       (939)
Asset from difference in book and tax basis of accrued
  liabilities...............................................     2,923      5,723
Federal income tax operating loss carry-forward.............     7,761      7,483
Federal capital loss carry-forwards.........................        --         --
Alternative minimum tax credit carry-forward................       416        489
                                                              --------   --------
Total deferred tax (liability) asset........................    (2,851)       575
Valuation allowance.........................................        --       (575)
                                                              --------   --------
Net deferred tax (liability) asset..........................  $ (2,851)  $     --
                                                              ========   ========

     The unused federal income tax operating loss carry-forward of $22.2 million will expire during the years 2007 through 2020 if not utilized sooner.

NOTE 9 -- OIL AND GAS RESERVES AND PRESENT VALUE DISCLOSURES (UNAUDITED)

     The estimates of oil and gas reserves were prepared by the independent engineering and consulting firms of Netherland, Sewell & Associates, Inc. for the years 2001 and 2000 and by Netherland, Sewell & Associates, Inc. and Miller and Lents, Ltd for 1999. The determination of these reserves is a complex and interpretative process that is subject to continued revision as additional information becomes available. In many cases, a relatively accurate determination of reserves may not be possible for several years due to the time necessary for development drilling, testing and studies of the reservoirs.

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

                                                     AT DECEMBER 31,
                                  -----------------------------------------------------
                                        2001               2000              1999
                                  ----------------   ----------------   ---------------
                                   OIL                OIL                OIL      GAS
                                   BBLS    GAS MCF    BBLS    GAS MCF    BBLS     MCF
                                  ------   -------   ------   -------   ------   ------
                                                     (IN THOUSANDS)
Beginning of period.............  10,370    88,650    7,177    65,508    5,519   52,709
  Revisions of previous
     estimates..................   1,237    (1,347)     111     1,070    1,173    3,340
  Extensions, discoveries and
     other......................   3,507    45,951    5,028    44,528    1,668   19,580
  Reserves purchased............      --        --       35       294       --       --
  Reserves sold.................      --        --     (760)   (9,816)      --     (182)
  Production....................  (1,249)  (21,334)  (1,221)  (12,934)  (1,183)  (9,939)
                                  ------   -------   ------   -------   ------   ------
End of period...................  13,865   111,920   10,370    88,650    7,177   65,508
                                  ======   =======   ======   =======   ======   ======
Proved developed reserves.......   6,690    60,756    5,345    71,995    5,593   56,742

                       REMINGTON OIL AND GAS CORPORATION

     The proved developed and undeveloped reserves and standardized measure of discounted future net cash flows associated with South Pass block 89 were burdened by a 33% net profits interest for the years ended December 31, 2000 and 1999. In May 2001, we purchased the net profits interest from Phillips Petroleum. The reserves included in the above table for the two previous years include our full net ownership interest without any reduction for the net profits interest. We treated the net profit interest as an operating expense rather than a reduction in proved reserves.

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

     We compute future cash revenue by multiplying the year-end commodity prices or contractual pricing if applicable, by the proved oil and gas reserves. Future production and development costs include the estimated costs to produce or develop the proved reserves based primarily on historical costs. We calculated the future net profits expense by multiplying the net profit percentage by the future revenue less production and development costs on South Pass block 89. Future income tax expense was determined by applying the current tax rate to the estimated future net cash flow from all properties. Finally, we discounted the future net cash flow, after tax, by 10% per year to arrive at the standardized measure of discounted future net cash flows presented below.

                                                              AT DECEMBER 31,
                                                     ---------------------------------
                                                       2001         2000        1999
                                                     ---------   ----------   --------
                                                              (IN THOUSANDS)
Oil and natural gas revenues.......................  $ 542,193   $1,111,238   $308,063
Production costs...................................   (107,586)     (96,847)   (47,243)
Development costs..................................    (84,561)     (75,995)   (25,603)
Net Profits expense................................         --      (15,059)    (7,267)
Income tax expense.................................    (53,020)    (287,959)   (49,843)
                                                     ---------   ----------   --------
Net cash flow......................................    297,026      635,378    178,107
10% annual discount................................    (97,043)    (176,729)   (51,239)
                                                     ---------   ----------   --------
Standardized measure of discounted future net cash
  flows............................................  $ 199,983   $  458,649   $126,868
                                                     =========   ==========   ========

                       REMINGTON OIL AND GAS CORPORATION

     The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows from year to year.

                                                              AT DECEMBER 31
                                                     --------------------------------
                                                       2001        2000        1999
                                                     ---------   ---------   --------
                                                              (IN THOUSANDS)
Standardized measure of discounted cash flows at
  beginning of year................................  $ 458,649   $ 126,868   $ 63,467
Sales and transfers of oil and natural gas
  produced, net of production costs and net profits
  expense..........................................    (98,274)    (73,866)   (33,393)
Net changes in prices and production costs.........   (486,774)    268,139     50,133
Net changes in estimated development costs.........    (28,388)     (7,973)     1,746
Net changes in estimated net profits expense.......     10,510      (7,139)    (5,306)
Net changes in income tax expense..................    172,708    (175,031)   (28,504)
Extensions, discoveries and improved recovery less
  related costs....................................     89,048     314,747     44,823
Proved oil and gas reserves purchased..............         --       2,888         --
Proved oil and gas reserves sold...................         --     (26,016)      (111)
Development costs incurred during the year.........     61,145      21,249      7,007
Revisions of previous quantity estimates...........     13,356       8,274     25,122
Other changes......................................    (37,861)     (6,178)    (4,463)
Accretion of discount..............................     45,864      12,687      6,347
                                                     ---------   ---------   --------
Standardized measure of discounted future net cash
  flows end of year................................  $ 199,983   $ 458,649   $126,868
                                                     =========   =========   ========

                       REMINGTON OIL AND GAS CORPORATION

NOTE 10 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                FOR YEARS ENDING
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
FIRST QUARTER
  Net sales.................................................   $39,222     $15,868
  Gross profit..............................................   $25,968     $ 8,785
  Net income................................................   $14,657     $ 3,784
  Basic net income per share................................   $  0.68     $  0.18
  Diluted net income per share..............................   $  0.60     $  0.18
SECOND QUARTER
  Net sales.................................................   $33,395     $18,823
  Gross profit..............................................   $17,495     $ 9,462
  Net income................................................   $ 1,241     $ 7,758
  Basic net income per share................................   $  0.06     $  0.36
  Diluted net income per share..............................   $  0.05     $  0.35
THIRD QUARTER
  Net sales.................................................   $22,407     $22,012
  Gross profit..............................................   $ 2,133     $13,847
  Net income................................................   $   383     $22,704
  Basic net income per share................................   $  0.02     $  1.06
  Diluted net income per share..............................   $  0.02     $  0.98
FOURTH QUARTER
  Net sales.................................................   $18,645     $27,693
  Gross profit..............................................   $(9,301)    $13,099
  Net income................................................   $(7,936)    $10,798
  Basic net income per share................................   $ (0.35)    $  0.50
  Diluted net income per share..............................   $ (0.35)    $  0.46

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following information relates to the members of our board of directors or executive officers during 2001. Each director holds office until his successor is elected and qualified or until his resignation or removal. Executive officers hold their respective offices at the pleasure of the board of directors.

DON D. BOX              Age 51

Positions with us:
- Director since March 1991
- Executive Vice President since October 1997
- Chairman of the Board January 1994-October 1997
- Chief Executive Officer August 1996-October 1997
- President August 1996-March 1997

Positions with our affiliates:
- CKB Petroleum, Inc.
  - Vice President since September 1997
  - Director August 1982-September 1997
  - President August 1982-September 1997
- CKB & Associates, Inc.
  - Vice President since May 1981
  - Director May 1981-September 1997
- S-Sixteen Holding Company
  - Director December 1981-September 1997
  - President December 1981-February 1996, April 1997-September 1997
  - Vice President February 1996-April 1997, September 1997-December 1998

Outside directorships
- Authoriszer, Inc.

Education
- Bachelor of Arts-University of Pennsylvania
- Bachelor of Science in Economics-The Wharton School of the University of Pennsylvania
- Masters of Business Administration-Southern Methodist University

JOHN E. GOBLE, JR., CPA   Age:
55

Positions with us:
- Director since April 1997
- Member-Audit Committee

Employment:
- Byrd Investments-Investment and financial advisor since 1986

Outside Directorships:
- Miracle of Pentecost Foundation

Education:
- Bachelor of Business Administration-Southern Methodist University

WILLIAM E. GREENWOOD   Age: 63

Positions with us:
- Director since April 1997
- Member-Audit Committee
- Member-Compensation Committee

Employment:
- Consultant since 1995
- Director and Chief Operating Officer-Burlington Northern Railroad Corporation from 1990 until 1994

Outside Directorships:
- Iowa-Pacific Corp.
- Transport Dynamics, Inc.
- President-Mendota Museum and Historical Society

Education:
- Bachelor of Science-Marquette University

DAVID H. HAWK          Age: 57

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

JAMES ARTHUR LYLE, CCIM   Age:
57

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

DAVID E. PRENG         Age: 55

Position with us:
- Director since April 1997
- Chairman-Compensation Committee

Employment:

- Chief Executive Officer and President since 1980-Preng and Associates, Inc., an international executive search firm specializing in the energy industry

Outside directorships:
- Director-Community National Bank
- Fellow-Institute of Directors

Education:
- Bachelor of Science in Business Administration-Marquette University
- Master of Business Administration-DePaul University

THOMAS W. ROLLINS      Age: 71

Positions with us:
- Director since July 1996
- Member-Executive Committee

Employment:
- Chief Executive Officer since 1985-Rollins Resources, a natural gas and oil consulting firm
- Previously held executive positions and/or directorships with Shell Oil Company, Pennzoil Company, Florida Gas Transmission Company, Pogo Producing Company, Magma Copper Company and Felmont Oil Corporation.

Outside directorships:
- Director-Pheasant Ridge Winery
- Director-The Teaching Company
- Director-Nature Conservancy of Texas

Education:
- Geological Engineering Degree and Distinguished Graduate Medalist-The Colorado School of Mines

ALAN C. SHAPIRO        Age: 56

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

JAMES A. WATT          Age: 52

Positions with us:
- Chief Executive Officer since February 1998
- President since March 1997
- Director since September 1997
- Member-Executive Committee

Positions with our Affiliates:
- CKB Petroleum, Inc.
  - Director and President since January 1999
- CKB & Associates, Inc.
  - Director and President since January 1999

Previous employment highlights:
- Vice President/Exploration-Seagull E&P, Inc., 1993-1997
- Vice President/Exploration and Exploitation-Nerco Oil & Gas, Inc., 1991-1993

Outside Directorships:
- Director -- Suzuki Institute of Dallas

Education:
- Bachelor of Science in Physics-Rensselaer Polytechnic Institute

ROBERT P. MURPHY       Age: 43

Positions with us:
- Chief Operating Officer since October 2000 and Senior Vice
  President/Exploration & Production since July 1999
- Vice President/Exploration, January 1998-June 1999

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

Education:
- Bachelor of Science in Geology-The University of Texas at Austin
- Master of Science in Geosciences-The University of Texas at Dallas

STEVEN J. CRAIG        Age: 50

Positions with us:
- Senior Vice President/Planning and Administration since April 1997

Positions with our affiliates:
- CKB Petroleum, Inc.
  - Director and Vice President since January 1999
  - Vice President and Assistant Treasurer, March 1997-October 1997
  - Director, March 1997-August 1997
- CKB & Associates, Inc.
  - Director and Vice President since January 1999
  - Vice President and Assistant Treasurer, March 1997-October 1997
  - Director, March 1997-August 1997
- S-Sixteen Holding Company
  - Vice President and Assistant Treasurer, March 1997-October 1997
  - Director, March 1997-August 1997

Education:
- Bachelor of Arts in Economics-Southern Methodist University
- Master of Business Administration in Finance and Quantitative
  Analysis-Southern Methodist University

J. BURKE ASHER         Age: 61

Positions with us:
- Vice President/Finance since December 1997
- Secretary since October 1996
- Chief Accounting Officer, September 1996-December 1997

Positions with our affiliates:
- CKB Petroleum
  - Treasurer and Assistant Secretary since March 1997
  - Director, March 1997-April 1997
- CKB & Associates - Treasurer and Assistant Secretary since March 1997
  - Director, March 1997-August 1997
- S-Sixteen Holding Company
  - Treasurer and Assistant Secretary, March 1997-December 1998
  - Director, March 1997-August 1997

Education:
- Bachelor of Science in Economics-The Wharton School of the University of Pennsylvania

EDWARD V. HOWARD, CPA        Age: 39

Positions with us:
- Vice President/Controller since March 1992
- Assistant Secretary since October 1997

Education:
- Bachelor of Business Administration-West Texas State University

     Except for Mr. Rollins' consulting practice, no director has a significant personal interest in the exploration, development or production of oil and gas. Mr. Rollins is required to abstain on matters in which there may be a conflict of interest between us and one of his clients.

NEW EXECUTIVE OFFICER

     Effective January 1, 2002, Gregory B. Cox, age 48, was appointed Vice President/Exploration. Mr. Cox joined Remington in 1997 as Exploration Manager. He received his Bachelor of Science in Geology in 1980 from the University of Texas at Arlington. Prior to joining us, he was employed as a geologist and explorationist with several oil and gas exploration and production companies including Getty Oil Company, Enserch Exploration and Cairn Energy USA. On March 18, 2002, he owned none of our Common Stock, but held 63,666 employee stock options exercisable within 60 days.

LITIGATION INVOLVING DIRECTORS AND EXECUTIVE OFFICERS

     We know of no reportable litigation involving the directors or executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon the company's review of Forms 3, 4, and 5 received by us for 2001, all persons required by Section 16(a) of the Securities Exchange Act of 1934 ("the Act") to file such forms complied with Section 16(a) of the Act with the following exceptions: James A. Watt filed one late Form 4 reporting one transaction. J. R. Simplot filed two late Forms 4 reporting two transactions on each.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table summarizes the compensation paid by the company during 2001, 2000, and 1999 to the company's Chief Executive Officer and its four most highly compensated executive officers, other than the Chief Executive Officer, whose total annual salary and bonus in 2001 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                        --------------------------------   ------------------------------------------
                                                                           RESTRICTED     SECURITIES
                                                            OTHER ANNUAL     STOCK        UNDERLYING      ALL OTHER
NAME AND                       FISCAL   SALARY     BONUS    COMPENSATION     AWARDS     OPTIONS/ SAR'S   COMPENSATION
PRINCIPAL POSITION              YEAR      ($)       ($)        ($)(1)         ($)            (#)            ($)(3)
------------------             ------   -------   -------   ------------   ----------   --------------   ------------
James A. Watt................   2001    320,004   405,000         --           (2)          35,000          1,242
  Chief Executive Officer       2000    282,501   296,000         --           --          123,000          1,242
  and President                 1999    260,004   156,000         --           --           80,000            695
Robert P. Murphy.............   2001    225,000   200,000         --           --           25,000            480
  Chief Operating Officer and   2000    187,506   140,000         --           --           66,000            390
  Senior Vice President/        1999    168,108    52,500         --           --           45,000            257
  Exploration and Production
Steven J. Craig..............   2001    125,808    46,000         --           --           12,000            364
  Senior Vice President/        2000    121,008    29,000         --           --           39,000            346
  Planning and Administration   1999    114,708    27,500         --           --           25,000            390
J. Burke Asher...............   2001    119,600    44,000         --           --           11,500          1,505
  Vice President/Finance        2000    115,008    27,600         --           --           37,000            928
  and Secretary                 1999    109,200    26,200         --           --           25,000          1,008
Edward V. Howard.............   2001    100,008    23,000         --           --            9,000            162
  Vice President/Controller     2000     93,504    22,400         --           --           29,000            148
  and Assistant Secretary       1999     88,200    14,600         --           --           27,500            143

---------------

(1) No amount is included, as it is less than 10% of the total salary and bonus of the individual for the year.

(2) At December 31, 2001, Mr. Watt held 3,000 restricted shares of common stock with a value of $51,900. The total number of restricted shares awarded effective March 17, 1997, was 15,000, which vest 20% per year from the effective date. If any dividends are paid to holders of common stock, Mr. Watt's restricted shares will be entitled to receive dividends.

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

     - Subject to adjustments, up to 3,750,000 shares of our common stock may be issued under the plan.

     - Up to 25% of issuable shares may be issued to any single individual.

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

                                OPTION GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------
                                                INDIVIDUAL GRANTS
                               ---------------------------------------------------
                                             PERCENT OF
                               NUMBER OF       TOTAL
                               SECURITIES     OPTIONS
                               UNDERLYING    GRANTED TO      EXERCISE                 GRANT DATE
                                OPTIONS     EMPLOYEES IN      PRICE     EXPIRATION   PRESENT VALUE
NAME                            GRANTED     FISCAL YEAR      $/SHARE       DATE          $(1)
----                           ----------   ------------     --------   ----------   -------------
James A. Watt................    35,000          11%          15.32      12/11/11       404,600
Robert P. Murphy.............    25,000           8%          15.32      12/11/11       289,000
Steven J. Craig..............    12,000           4%          15.32      12/11/11       138,720
J. Burke Asher...............    11,500           4%          15.32      12/11/11       132,940
Edward V. Howard.............     9,000           3%          15.32      12/11/11       104,040

---------------

(1) We determined these values using the Black-Scholes option pricing model with the following assumptions: stock price volatility of 62.68%; interest rate based on the yield to maturity of a 10-year Treasury security; exercise in the tenth year; and a dividend rate of zero. We made no adjustments for nontransferability or risk of forfeiture. Our use of this model does not constitute an endorsement or an acknowledgment that such model can accurately determine the value of options. No assurance can be given that the actual value, if any, realized by an executive upon the exercise of these options will approximate the estimated values calculated by using the Black-Scholes model.

            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
----------------------------------------------------------------------------------------------------------
                                                    NUMBER OF SECURITIES        VALUE OF UNEXERCISED IN-
                         NUMBER OF                 UNDERLYING UNEXERCISED         THE-MONEY OPTIONS AT
                          SHARES       VALUE     OPTIONS AT FISCAL YEAR-END       FISCAL YEAR-END($)(1)
                        ACQUIRED ON   REALIZED   ---------------------------   ---------------------------
NAME                     EXERCISE       ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                    -----------   --------   -----------   -------------   -----------   -------------
James A. Watt.........    27,749      235,867      296,585        143,666       3,704,338      1,528,391
Robert P. Murphy......     9,004      121,779      122,996         84,000       1,586,845        841,450
Steven J. Craig.......    35,001      391,448       54,666         46,333         671,141        484,806
J. Burke Asher........    20,850      236,584       61,151         44,499         754,351        465,740
Edward V. Howard......    39,600      400,347       26,735         37,499         311,291        392,211

---------------

(1) Computed as the number of securities multiplied by the difference between the option exercise prices and the closing price of our common stock on December 31, 2001.

CONDITIONAL STOCK GRANTS

     In 1999, the directors approved awards of stock to employees and directors totaling 679,937 shares of our common stock. The number of shares awarded to each employee and director is based on the employee's annual base salary as of June 17,1999, or, in the case of non employee directors, $100,000, divided by $4.19, which was the closing stock price on June 17, 1999. In order for the grant to be effective, our stock had to close above a trigger price of $10.42 for 20 consecutive trading days. This trigger was achieved on January 24, 2001. Recipients of the grant must remain an employee or a director during the vesting schedules in order to receive the shares. Employees and directors individually elected one of two vesting periods. The first vesting schedule has 50% percent of the grant vesting on June 17, 2002, with an additional 25% vesting on June 17, 2003, and the final 25% vesting on June 17, 2004. 267,502 shares are subject to the this vesting schedule. The second vesting option has 20% of the grant vesting on January 17, 2002, with an additional 20% vesting on each successive January 17 through 2006. 395,080 shares are subject to the second vesting schedule. While 679,937 shares of restricted stock were granted in 1999, as of March 12, 2001, 662,592 shares are subject to the grant because a director voluntarily surrendered 23,880 shares, and a new employee was granted

6,535 shares. The number of shares subject to the grant may decrease to the degree that participants fail to remain with us during the vesting period. In the event of a participant's death while employed or serving as a director with us, or reaching the retirement age of 65 or receiving long term disability benefits while employed with us, the grant becomes 100% vested. In addition, the grants can become 100% vested upon a change of control.

PENSION PLANS

     Our defined benefit pension plans provide retirement and other benefits to eligible employees upon reaching the "normal retirement age," which is age 65 or after 3 years of service (5 years if employment terminated prior to January 1, 2001), if later. Directors who are not also employees of the company are not eligible to participate in the plans. Employees are eligible to participate on January 1 following the completion of six months of service or the attainment of age 20 1/2, if later. Additional provisions are made for early or late retirement, disability retirement and benefits to surviving spouses. At normal retirement age, an eligible employee will receive a monthly retirement income equal to 35% of his or her average monthly compensation during the three consecutive calendar years in the prior 10 years which provide the highest average compensation, plus 0.65% of such average compensation in excess of the amount shown in the Social Security Covered Compensation Table (as published annually by the Internal Revenue Service) multiplied by his or her years of service, limited to 35 years. If an employee terminates employment (other than by death or disability) before completion of three years of service (five years if employment terminated prior to January 1, 2001), no benefits are payable. If an employee terminates employment after three years of service (five years if employment terminated prior to January 1, 2001), the employee is entitled to all accrued benefits. The following table illustrates the annual pension for plan participants that retire at "normal retirement age" in 2001:

                                    PENSION PLAN TABLE
-------------------------------------------------------------------------------------------
                                                         YEARS OF SERVICE(1)(3)(4)
     AVERAGE                                     ------------------------------------------
COMPENSATION(1)(2)                                 15       20       25       30       35
------------------                               ------   ------   ------   ------   ------
       ($)                                        ($)      ($)      ($)      ($)      ($)
     125,000...................................  52,311   55,164   58,018   61,871   63,725
     150,000...................................  63,498   67,164   70,830   74,496   78,162
     170,000...................................  72,448   76,764   81,080   85,396   89,712
     175,000...................................  72,448   76,764   81,080   85,396   89,712
     200,000...................................  72,448   76,764   81,080   85,396   89,712
     225,000...................................  72,448   76,764   81,080   85,396   89,712
     250,000...................................  72,448   76,764   81,080   85,396   89,712
     300,000...................................  72,448   76,764   81,080   85,396   89,712
     400,000...................................  72,448   76,764   81,080   85,396   89,712
     450,000...................................  72,448   76,764   81,080   85,396   89,712
     500,000...................................  72,448   76,764   81,080   85,396   89,712

---------------

(1) As of December 31, 2001, the Internal Revenue Code does not allow qualified plan compensation to exceed $170,000 or the benefit payable annually to exceed $140,000. The Internal Revenue Service will adjust these limitations for inflation in future years. When the limitations are raised, the compensation considered and the benefits payable under the pension plans will increase to the level of the new limitations or the amount otherwise payable under the pension plans, whichever amount is lower.

(2) Subject to the above limitations, compensation in this table is generally equal to all of a participant's cash compensation paid in a fiscal year (the total of Salary, Bonus, and Other Annual Compensation in the Summary Compensation Table). Average compensation in this table is the average of a plan participant's compensation during the highest three consecutive years out of the prior 10 years.

(3) The estimated credited service at December 31, 2001, for the executive officers shown in the Summary Compensation Table on page 43 is as follows:
    James A. Watt (5 years), Robert P. Murphy (4 years), Steven J. Craig (7 years), J. Burke Asher (5 years), and Edward V. Howard (11 years).

(4) The normal form of payment is a life annuity for a single participant or a 50% joint and survivor annuity for a married participant. Such benefits are not subject to a deduction for Social Security or other offset amounts.

COMPENSATION OF DIRECTORS

     - Only non-employee directors are compensated for board service

     - Compensation includes:

      - Annual retainer of $20,000

      - $1,000 per board meeting attended (Chairman of the Board receives extra $250 per board meeting attended)

      - Unless surrendered, eligible for stock grant (see discussion of grant on page 44)

      - Committee meeting fee of $750 per meeting attended by committee members or $1,000 for the committee chairman per meeting attended, if on a different day than a full board meeting

      - Directors are entitled to reimbursement of company related out-of-pocket expenses

      - We provide directors and officers insurance and indemnification to the full extent allowed by law

      - All or part of a director's board compensation may be received in company stock in accordance with the Non-Employee Director Stock Purchase Plan

     - There were six board meetings in 2001

     - All directors attended at least 75% of the meetings

     - During 2001, we paid an entity controlled by director David E. Preng $2,000 for consulting fees.

NON-EMPLOYEE DIRECTOR STOCK PURCHASE PLAN

     - This plan was adopted December 4, 1997

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

     - Shares may be transferred earlier than one year based on a director's death, disability or departure from the board

     - During the restricted transfer period the director may vote the stock and receive any dividends

     - The board may terminate this plan at any time

     - Shares received under plan for 2001:

      - John E. Goble, Jr.     1,164 shares in lieu of $12,000 cash
      - William E. Greenwood   2,815 shares in lieu of $29,500 cash
      - James Arthur Lyle      2,684 shares in lieu of $28,250 cash
      - David E. Preng         2,684 shares in lieu of $28,250 cash
      - Thomas W. Rollins      776 shares in lieu of $8,000 cash
      - Alan C. Shapiro        2,808 shares in lieu of $29,750 cash

CHANGE IN CONTROL ARRANGEMENTS AND EMPLOYMENT CONTRACTS

     All of our full-time regular employees are covered by a severance plan that we adopted in 1997. Under this plan, if an employee is involuntarily terminated, as that term is defined in the plan, the employee will be entitled to a payment of between two months base pay and eighteen months base pay depending on the employee's job and years of experience. If an employee voluntarily quits, is terminated for cause as defined in the plan, dies, leaves due to a disability for which benefits are payable, or the termination is expected to be of short duration, the employee is not eligible for payment under the plan. In addition, under certain circumstances, a change in control could cause immediate vesting and triggering of stock options and contingent stock grants. If the contingent stock grants were vested by a change in control, it would result in the issuance of a maximum aggregate of 662,592 shares to directors and employees.

  EMPLOYMENT AGREEMENTS

     We have employment agreements with James A. Watt, Robert P. Murphy, Steven
J. Craig, and J. Burke Asher. The most significant terms of such agreements are summarized below:

     James A. Watt

     - Term of three years from January 31, 2000, subject to single year extensions by mutual agreement

     - Base salary of $270,000 a year, subject to discretionary increases

     - Eligible to receive discretionary performance bonus (targeted at 70% of base salary)

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

     - Base salary of $175,000 a year, subject to discretionary increases

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

     - Term of two years from September 30, 1999, subject to single year extensions by mutual agreement

     - Base salary of $114,200 (Mr. Craig) and $109,200 (Mr. Asher), subject to discretionary increases

     - Eligible to receive discretionary performance bonus (targeted at 20% of base salary)

     - Severance payments similar to Robert Murphy's, except that Mr. Craig and Mr. Asher each receive 2 times the sum of his annual salary plus target bonus in connection with leaving employment within twelve months of a change in control

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     David E. Preng, William E. Greenwood, and James Arthur Lyle served on the compensation committee in 2001. No executive officer or employee serves on the compensation committee of the board. None of our executive officers serves on the board of directors of any other entity that has an executive officer serving on our board.

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

         COMPENSATION COMMITTEE

         David E. Preng
         William E. Greenwood
         James Arthur Lyle

PERFORMANCE GRAPH

     The following performance graph compares the performance of all classes of our common stock to the Nasdaq indices of United States companies and to a peer group comprising Nasdaq companies listed under the Standard Industrial Classification Codes 1310-1319 for the company's last five fiscal years. Such industrial codes include companies engaged in the oil and gas business. The graph assumes that the value of an investment in our common stock and in each index was $100 at December 31, 1996, and that all dividends were reinvested.

                              (PERFORMANCE GRAPH)

--------------------------------------------------------------------------------------------------
                       12/31/1996   12/31/1997   12/31/1998   12/31/1999   12/31/2000   12/31/2001
--------------------------------------------------------------------------------------------------
 ROILA(1)                100.00        56.76        39.63        48.18       161.62       215.08
 ROILB(1)                100.00        56.85        34.93        42.47       142.47       189.59
 NASDAQ U.S.             100.00       122.50       172.70       320.80       193.00       153.10
 NASDAQ O&G              100.00        95.30        46.30        47.80        99.40        74.50

---------------

(1) The last day of trading for ROILA and ROILB was December 24, 1998. Effective at the opening of trading on December 28, 1998, both former classes of stock were replaced by a new single class of voting common stock (ROIL). The values shown above as of December 31, 1998,1999, and 2000 for ROILA give effect to the 1.15:1 exchange ratio that the former holders of ROILA received in the exchange for the new class of common stock, and the 1:1 exchange ratio that the former holders of ROILB received in the exchange for the new class of common stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of March 18, 2001, the following persons held shares of the company's common stock in amounts totaling more than 5% of the total shares of common stock outstanding. This information was furnished to us by such persons or statements filed with the Commission.

                                                            SHARES OF
                                                           COMMON STOCK
                                                           BENEFICIALLY    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                          OWNED       COMMON STOCK
------------------------------------                       ------------   ------------
J.R. Simplot.............................................  5,631,028(1)        25%
999 Main Street
Boise, Idaho 83702(1)

---------------

(1) Mr. J.R. Simplot is the trustee and beneficiary of the J.R. Simplot Self Declaration of Revocable Trust, an inter vivos revocable trust. The Trust is the manager of JRS Investments, L.L.C. which is the sole holder of the 1% general partnership interest of JRS Properties III, LP ("JRS III"). In addition, the trust holds the 99% limited partnership interest in JRS III. Included in shares of common stock beneficially owned by Mr. Simplot are all of the following, of which Mr. Simplot may be deemed a beneficial owner:
    2,785,028 shares owned by JRS III; 2,845,000 shares owned by the Trust; and 1,000 shares owned jointly by Mr. Simplot and his spouse.

OWNERSHIP OF MANAGEMENT

     The number of shares of the company's common stock beneficially owned as of March 18, 2001, by directors of the company, each officer listed in the compensation table on page 43, and as a group comprising all directors and executive officers, are set forth in the following table. This information was furnished to the company by such persons.

                                                                OPTIONS
                                               SHARES OF      EXERCISABLE
                                              COMMON STOCK   WITHIN 60 DAYS               PERCENT OF
                                              BENEFICIALLY    OF MARCH 12,                  COMMON
NAME                                             OWNED            2001          TOTAL       STOCK
----                                          ------------   --------------   ---------   ----------
J. Burke Asher..............................     11,447           74,484         85,931      *
Don D. Box..................................     73,244          153,334        226,578      *
Steven J. Craig.............................     28,867           67,666         96,533      *
John E. Goble, Jr. .........................     17,849          101,667        119,516      *
William E. Greenwood........................     15,283          101,667        116,950      *
David H. Hawk...............................      2,430               --          2,430      *
Edward V. Howard............................     26,583           36,402         62,985      *
James Arthur Lyle...........................     29,768          101,667        131,435      *
Robert P. Murphy............................     18,729          141,008        159,737      *
David E. Preng..............................     49,724          111,667        161,391      *
Thomas W. Rollins...........................     15,481           76,667         92,148      *
Alan C. Shapiro.............................     40,285          101,667        141,952      *
James A. Watt...............................     67,082          337,585        404,667      1.8%
All directors and executive officers as a
  group (14 persons)........................    396,772        1,469,147      1,865,919      7.7%

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

     A long-term receivable in the aggregate amount of $354,000 acquired in the merger reflects CKB Petroleum's claims under Collateral Assignment Split Dollar Insurance Agreements among CKB Petroleum and Don D. Box and two of his brothers.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this report:

          1. Financial Statements included in Item 8:

             (i) Independent Auditors' Report

             (ii) Consolidated Balance Sheets as of December 31, 2001 and 2000

             (iii) Consolidated Statements of Income for years ended December 31, 2001, 2000 and 1999

             (iv) Consolidated Statement of Stockholders' Equity for years ended December 31, 2001, 2000 and 1999

             (v) Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

             (vi) Notes to Consolidated Financial Statements

             (vii) Supplemental Oil and Natural Gas Information (Unaudited) (Included in the Notes to Consolidated Financial Statements)

          2. Financial Statement Schedules

             Financial statement schedules are omitted as they are not applicable, or the required information is included in the financial statements or notes thereto.

     (b) Reports on Form 8-K:

          We filed no reports on Form 8-K during the three months ended December 31, 2001.

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

  10.2*     Transportation Agreement with CKB Petroleum, Inc. dated
            March 1, 1985, as amended on April 19, 1989.
  10.3*     Agreement of Compromise and Amendment to Farmout Agreement,
            dated July 3, 1989.
  10.4      Pension Plan of Remington Oil and Gas Corporation, as
            Amended and Restated effective January 1, 2000.
  10.5      Amendment Number One to the Pension Plan of Remington Oil
            and Gas Corporation.
  10.6***   Agreement by and between Box Energy Corporation and James A.
            Watt.
  10.7###   Box Energy Corporation Severance Plan.
  10.8+     Box Energy Corporation 1997 Stock Option Plan. (as amended
            June 17, 1999 and May 23, 2001)
  10.9###   Box Energy Corporation Non-Employee Director Stock Purchase
            Plan
  10.10Y    Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two
            executive officers.
  10.11Y    Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an
            executive officer.
  10.12#    Employment Agreement effective January 31, 2000, by and
            between Remington Oil and Gas Corporation and James A. Watt.
  21        Subsidiaries of the registrant.
  23.1      Consent of Arthur Andersen LLP
  23.2      Consent of Netherland, Sewell & Associates
  23.3      Consent of Miller and Lents, Ltd.
  99.1      Letter from Remington Oil and Gas Corporation to Securities and Exchange Commission regarding Arthur Andersen LLP
            representation.

---------------

*    Incorporated by reference to the Company's Registration
     Statement on Form S-2 (file number 33-52156) filed with the Commission and effective on December 1, 1992.
# Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000 filed with the Commission and effective on or about March
     16, 2001.
+ Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001 filed with the Commission and effective on or about
     November 9, 2001.
*** Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 1997 filed with the Commission and effective on or about August
     12, 1997.
### Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission and effective on or about March
     30, 1998.
++   Incorporated by reference to the Company's Registration
     Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.
+++ Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1998 filed with the Commission and effective on or about March
     30, 1999.
Y Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999 filed with the Commission and effective on or about
     November 12, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2002                      REMINGTON OIL AND GAS CORPORATION

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

DIRECTORS:





       /s/ DON D. BOX             /s/ JOHN E. GOBLE, JR.         /s/ WILLIAM E. GREENWOOD
-----------------------------  -----------------------------   -----------------------------
         Don D. Box                 John E. Goble, Jr.             William E. Greenwood
          Director                       Director                        Director




      /s/ DAVID H. HAWK            /s/ JAMES ARTHUR LYLE            /s/ DAVID E. PRENG
-----------------------------  -----------------------------   -----------------------------
        David H. Hawk                James Arthur Lyle                David E. Preng
          Director                       Director                        Director




    /s/ THOMAS W. ROLLINS           /s/ ALAN C. SHAPIRO              /s/ JAMES A. WATT
-----------------------------  -----------------------------   -----------------------------
      Thomas W. Rollins               Alan C. Shapiro                  James A. Watt
          Director                       Director                        Director

          OFFICERS:




      /s/ JAMES A. WATT             /s/ J. BURKE ASHER             /s/ EDWARD V. HOWARD
-----------------------------  -----------------------------   -----------------------------
        James A. Watt                 J. Burke Asher                 Edward V. Howard
President and Chief Executive     Vice President/Finance         Vice President/Controller
           Officer             (Principal Financial Officer)       (Principal Accounting
                                                                         Officer)

Date: March 21, 2002

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
 -------                      -----------------------
   2.0++    Agreement and Plan of Merger dated as of June 22, 1998, by and between Remington Oil and Gas Corporation and S-Sixteen
            Holding Company.
   3.1*     Certificate of Incorporation, as amended.
   3.2###   Certificate of Amendment of Certificate of Incorporation of
            Box Energy Corporation.
  3.2.1++   Certificate of Amendment of Certificate of Incorporation of
            Remington Oil and Gas Corporation.
   3.3+++   By-Laws as amended.
   4.1*     Form of Indenture Box Energy Corporation to United States
            Trust Company of New York, Trustee, dated December 1, 1992,
            8 1/4% Convertible Subordinated Notes due December 1, 2002.
  10.1*     Farmout Agreement with Aminoil USA, Inc., effective May 1,
            1977, dated May 9, 1977.
  10.2*     Transportation Agreement with CKB Petroleum, Inc. dated
            March 1, 1985, as amended on April 19, 1989.
  10.3*     Agreement of Compromise and Amendment to Farmout Agreement,
            dated July 3, 1989.
  10.4      Pension Plan of Remington Oil and Gas Corporation, as
            Amended and Restated effective January 1, 2000.
  10.5      Amendment Number One to the Pension Plan of Remington Oil
            and Gas Corporation.
  10.6***   Agreement by and between Box Energy Corporation and James A.
            Watt.
  10.7###   Box Energy Corporation Severance Plan.
  10.8+     Box Energy Corporation 1997 Stock Option Plan. (as amended
            June 17, 1999 and May 23, 2001)
  10.9###   Box Energy Corporation Non-Employee Director Stock Purchase
            Plan
  10.10Y    Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two
            executive officers.
  10.11Y    Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an
            executive officer.
  10.12#    Employment Agreement effective January 31, 2000, by and
            between Remington Oil and Gas Corporation and James A. Watt.
  21        Subsidiaries of the registrant.
  23.1      Consent of Arthur Andersen LLP
  23.2      Consent of Netherland, Sewell & Associates
  23.3      Consent of Miller and Lents, Ltd.
  99.1      Letter from Remington Oil and Gas Corporation to Securities and Exchange Commission regarding Arthur Andersen LLP
            representation.

---------------

*    Incorporated by reference to the Company's Registration
     Statement on Form S-2 (file number 33-52156) filed with the Commission and effective on December 1, 1992.
# Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000 filed with the Commission and effective on or about March
     16, 2001.
+ Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001 filed with the Commission and effective on or about
     November 9, 2001.
*** Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 1997 filed with the Commission and effective on or about August
     12, 1997.
### Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission and effective on or about March
     30, 1998.

++   Incorporated by reference to the Company's Registration
     Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.
+++ Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1998 filed with the Commission and effective on or about March
     30, 1999.
Y Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999 filed with the Commission and effective on or about
     November 12, 1999.