Form 10-Q
period 2002-03-31
REMINGTON OIL & GAS CORP
filed 2002-05-09
CIK 874992

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



              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 25,927,293 outstanding shares of Common Stock, $0.01 par value, on May 6, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       REMINGTON OIL AND GAS CORPORATION

                                     INDEX

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

                         PART I, FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REMINGTON OIL AND GAS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets
  Cash and cash equivalents.................................   $  10,393     $  19,377
  Accounts receivable.......................................      21,362        19,445
  Prepaid expenses and other current assets.................       3,049         1,487
                                                               ---------     ---------
Total current assets........................................      34,804        40,309
                                                               ---------     ---------
Properties
  Oil and gas properties (successful-efforts method)........     450,192       433,988
  Other properties..........................................       3,084         3,023
  Accumulated depreciation, depletion and amortization......    (246,595)     (237,661)
                                                               ---------     ---------
Total properties............................................     206,681       199,350
                                                               ---------     ---------
Other assets................................................         869           773
                                                               ---------     ---------
Total assets................................................   $ 242,354     $ 240,432
                                                               =========     =========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities..................   $  26,963     $  34,232
  Short-term notes payable and current portion of other
    long-term payables......................................       3,316         3,253
                                                               ---------     ---------
Total current liabilities...................................      30,279        37,485
                                                               ---------     ---------
Long-term liabilities
  Notes payable.............................................      27,000        71,000
  Other long-term payables..................................       3,043         3,758
  Deferred income taxes.....................................       2,837         2,851
                                                               ---------     ---------
Total long-term liabilities.................................      32,880        77,609
                                                               ---------     ---------
Total liabilities...........................................      63,159       115,094
                                                               ---------     ---------
Commitments and contingencies (Note 5)
Stockholders' equity
  Preferred stock, $.01 par value, 25,000,000 shares
    authorized, no shares outstanding.......................          --            --
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 25,880,370 shares issued and 25,829,837
    shares outstanding in 2002, 22,685,240 shares issued and
    22,650,881 outstanding in 2001..........................         258           227
  Additional paid-in capital................................     111,135        56,698
  Restricted common stock...................................       7,094         8,055
  Unearned compensation.....................................      (4,234)       (4,581)
  Retained earnings.........................................      65,197        64,939
  Treasury stock............................................        (255)           --
                                                               ---------     ---------
Total stockholders' equity..................................     179,195       125,338
                                                               ---------     ---------
Total liabilities and stockholders' equity..................   $ 242,354     $ 240,432
                                                               =========     =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Revenues
  Oil sales.................................................  $ 7,030    $ 8,014
  Gas sales.................................................   12,234     31,208
  Other income..............................................       43        766
                                                              -------    -------
Total revenues..............................................   19,307     39,988
                                                              -------    -------
Costs and expenses
  Operating costs...........................................    3,146      3,049
  Exploration expense.......................................    3,664      1,416
  Depreciation, depletion and amortization..................    9,568      8,789
  General and administrative expenses.......................    1,246      1,292
  General and administrative expenses -- stock based
     compensation...........................................      457      2,474
  Interest and financing costs..............................      829      1,304
                                                              -------    -------
Total costs and expenses....................................   18,910     18,324
                                                              -------    -------
Income before income taxes..................................      397     21,664
  Income tax expense........................................      139      7,007
                                                              -------    -------
Net income..................................................  $   258    $14,657
                                                              =======    =======
Basic income per share......................................  $  0.01    $  0.68
                                                              =======    =======
Diluted income per share....................................  $  0.01    $  0.60
                                                              =======    =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Cash flow provided by operations
  Net income................................................  $    258   $ 14,657
  Adjustments to reconcile net income
     Depreciation, depletion and amortization...............     9,568      8,789
     Amortization of unproved leasehold costs...............       430         --
     Deferred income taxes..................................       139      6,268
     Amortization of deferred charges.......................        47        173
     Dry hole costs.........................................     3,062        185
     Cash paid for dismantlement liabilities................        (4)        --
     Stock based compensation...............................       457      2,475
  Changes in working capital
     (Increase) in accounts receivable......................    (1,932)    (1,325)
     (Increase) in prepaid expenses and other current
      assets................................................    (1,714)      (360)
     (Decrease) increase in accounts payable and accrued
      expenses..............................................    (7,314)     3,765
     Decrease in restricted cash............................        --      1,792
                                                              --------   --------
  Net cash flow provided by operations......................     2,997     36,419
                                                              --------   --------
  Cash from investing activities
     Capital expenditures...................................   (20,387)   (19,325)
                                                              --------   --------
  Net cash (used in) investing activities...................   (20,387)   (19,325)
                                                              --------   --------
  Cash from financing activities
     Payments on notes payable and other long-term
      payables..............................................   (44,652)    (1,092)
     Common stock issued....................................    53,313        446
     Purchase of treasury stock.............................      (255)        --
                                                              --------   --------
  Net cash provided by (used in) financing activities.......     8,406       (646)
                                                              --------   --------
Net (decrease) increase in cash and cash equivalents........    (8,984)    16,448
  Cash and cash equivalents at beginning of period..........    19,377     18,131
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 10,393   $ 34,579
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

     We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first three months of 2002. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 2001 Form 10-K. The income statements for the three months ended March 31, 2002, cannot necessarily be used to project results for the full year. We have made certain reclassifications to prior year financial statements in order to conform to current year presentations.

NOTE 2.  NEW ACCOUNTING POLICIES

  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144

     During the first quarter of 2002, we adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of this statement did not have a material effect on our balance sheet or income statement.

  UNPROVED PROPERTIES

     Through December 31, 2001, we assessed the capitalized costs of unproved properties periodically to determine whether their value has been impaired below the capitalized costs, recognizing a loss to the extent such impairment was indicated. In making these assessments, we considered factors such as exploratory drilling results, future drilling plans and lease expiration terms. Effective January 1, 2002, we implemented a policy whereby we amortize the balance of our individually immaterial unproved property costs (adjusted by an anticipated rate of future successful development) over an average lease term. Individually significant properties will continue to be evaluated periodically on a separate basis for impairment. We will transfer the original cost of an unproved property to proved properties when we find commercial oil and gas reserves sufficient to justify full development of the property. The effect of this change was not material to our results of operations.

NOTE 3.  COMMON STOCK AND NOTES PAYABLE

     In March 2002, we issued 3.0 million shares of common stock at $18.50 per share. Net proceeds from the offering totaled approximately $52.8 million. We used $44.0 million of the net proceeds to reduce outstanding bank debt from $71.0 million to $27.0 million. We used the remainder of the net proceeds for working capital.

     As of March 31, 2002, our amended credit facility of $150.0 million has a borrowing base of $75.0 million. Interest only is payable quarterly through May 3, 2004, at which time the line expires and all principal becomes due, unless the line is extended or renegotiated.

                       REMINGTON OIL AND GAS CORPORATION

NOTE 4.  NET INCOME PER SHARE

                                                              FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                2002             2001
                                                              ---------        ---------
Net income available for basic income per share.............   $   258          $14,657
  Interest expense on Convertible Notes (net of tax)........        --               77
                                                               -------          -------
Net income available for diluted income per share...........   $   258          $14,734
                                                               =======          =======
Basic income per share......................................   $  0.01          $  0.68
                                                               =======          =======
Diluted income per share....................................   $  0.01          $  0.60
                                                               =======          =======
Weighted average common stock...............................    22,878           21,587
  Dilutive stock options outstanding (treasury stock
     method)................................................     1,535            1,535
  Restricted common stock grant.............................       584              663
  Shares assumed issued by note conversions.................        --              534
  Dilutive warrant outstanding..............................        --               53
                                                               -------          -------
Total common shares for diluted income per share............    24,997           24,372
                                                               =======          =======

NOTE 5.  CONTINGENCIES

     We have no material pending legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion will assist in understanding our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to financial statements, and our Form 10-K for the year ended December 31, 2001.

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

     This discussion is primarily an update to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2001 Form 10-K. We recommend that you read this discussion in conjunction with the Form 10-K.

     Our long-term strategy is to increase our oil and gas production and reserves while keeping our operating costs and our finding and development costs competitive with our industry.

  LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes our contractual obligations and commercial commitments as of March 31, 2002.

                                                            PAYMENTS DUE BY PERIOD
                                              ---------------------------------------------------
                                              LESS THAN 1
                                     TOTAL       YEAR       1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
                                    -------   -----------   ---------   ---------   -------------
                                                           (IN THOUSANDS)
Contractual obligations
  Bank debt.......................  $27,000     $   --       $27,000      $ --          $ --
  Other long-term payables........  $ 6,314     $3,271       $ 3,043      $ --          $ --
  Office lease....................  $ 2,799     $  441       $   882      $984          $492
                                    -------     ------       -------      ----          ----
     Total........................  $36,113     $3,712       $30,925      $984          $492
                                    =======     ======       =======      ====          ====
Other commercial commitments
  Standby letter of credit........  $   536     $  536       $    --      $ --          $ --

     On March 31, 2002, our current assets exceeded our current liabilities by $4.5 million. Our current ratio was 1.15 to 1. From December 31, 2001, to March 31, 2002, our current assets decreased by $5.5 million due primarily to cash used for capital expenditures and to pay down notes and accounts payable, partially offset by net cash received from our common stock offering in March 2002.

     Net cash flow from operations before changes in working capital decreased by $18.6 million, or 57%, primarily because of lower oil and gas revenues during the first quarter of 2002 compared to the first quarter of 2001. Gas sales decreased by $19.0 million, or 61%, and oil sales decreased by $984,000, or 12%. The decreases in sales related primarily to lower average prices in 2002 compared to the prior year.

     During the first quarter of 2002, our capital expenditures totaled $20.4 million of which $18.5 million was spent in the Gulf of Mexico where we incurred costs to drill and complete wells and upgrade and complete platforms and facilities on five offshore properties. We have budgeted $75.0 million for capital expenditures during 2002. This capital and exploration budget includes $37.0 million for exploratory wells, $20.0 million for offshore platforms and development drilling, and $18.0 million for leasing, seismic, acquisitions, and workovers. We expect that our cash, estimated future cash flow from operations, and available bank line of credit will be adequate to fund these expenditures for the remainder of 2002.

     In March 2002, we issued 3.0 million shares of common stock at $18.50 per share. Net proceeds from the offering totaled approximately $52.8 million. We used $44.0 million of the net proceeds to reduce outstanding bank debt from $71.0 million to $27.0 million with the remainder used for working capital.

     As of March 31, 2002, our credit facility of $150.0 million had a borrowing base of $75.0 million. Interest only is payable quarterly through May 3, 2004, at which time the line expires and all principal becomes due, unless the line is extended or renegotiated. As of May 6, 2002, we had $27.0 million borrowed under the facility, and we had utilized an additional $536,000 of the borrowing base as collateral for a letter of credit. The banks review the borrowing base semi-annually and may increase or decrease the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends.

  RESULTS OF OPERATIONS

     The following table reflects oil and gas revenues, production, and prices during the first quarter of 2002 compared to the first quarter of 2001.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                        -------------------------------
                                                                   % INCREASE
                                                          2002     (DECREASE)    2001
                                                        --------   ----------   -------
Oil production volume (MBbls).........................       367       20%          305
Oil sales revenue.....................................  $  7,030      (12)%     $ 8,014
Price per barrel......................................  $  19.15      (27)%     $ 26.24
Increase (decrease) in oil sales revenue due to:
  Change in prices....................................  $ (2,162)
  Change in production volume.........................     1,178
                                                        --------
Total (decrease) in oil sales revenue.................  $   (984)
                                                        ========
Gas production volume (MMcf)..........................     4,755       (9)%       5,202
Gas sales revenue.....................................  $ 12,234      (61)%     $31,208
Price per Mcf.........................................  $   2.57      (57)%     $  6.00
(Decrease) in gas sales revenue due to:
  Change in prices....................................  $(17,843)
  Change in production volume.........................    (1,131)
                                                        --------
Total (decrease) in gas sales revenue.................  $(18,974)
                                                        ========

     Oil sales revenue decreased by $984,000, or 12%. An increase of 62,000 barrels (20%) in oil production, primarily from new properties in the offshore Gulf of Mexico, provided an increase in revenue of approximately $1.2 million. However, the increased production was more than offset by the $2.2 million decrease in revenue caused by the drop in average prices from $26.24 per barrel in 2001 to $19.15 per barrel in 2002.

     Gas sales revenue decreased by $19.0 million, or 61%, because of lower average gas prices and lower production. Average gas prices decreased from $6.00 per Mcf in the first quarter of 2001 to $2.57 per Mcf, or 57%, for the same quarter in 2002, causing gas sales revenues to decrease by $17.8 million. Production decreased by 447,000 Mcf, or 9%, primarily because of lower gas production from the offshore Gulf of Mexico, partially offset by increased production from South Texas.

     Operating expenses did not increase significantly between the first quarters of 2002 and 2001. Exploration expenses increased primarily because of dry hole costs for a well drilled on Main Pass Block 232 in the Gulf of Mexico and the write-off of unproved leasehold costs. Depreciation, depletion, and amortization increased by $779,000, or 9%, primarily due to increased production from higher cost properties.

     General and administrative expenses did not change significantly. Stock based compensation expense includes the amortized compensation cost related to the contingent stock grant and the directors' fees paid in common stock. The expense recorded in the first quarter of 2001 included a "catch up" amortization of approximately $2.0 million from the date of the grant to the measurement date in January 2001.

     Interest and financing costs decreased due to lower weighted average rates and a decrease in the total debt outstanding. Income tax expense decreased by $6.9 million because of the lower income before taxes in the first quarter of 2002 compared to the first quarter of 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  INTEREST RATE RISK

     Our market risk sensitive instrument at March 31, 2002, is a revolving bank line of credit. At March 31, 2002, the unpaid principal balance under the line was $27.0 million which approximates its fair value. The interest rate on this debt is based on a premium of 150 to 225 basis points over the London Interbank Offered Rate ("Libor"). The rate is reset periodically, usually every three months. If on March 31, 2002, Libor changed by one full percentage point (100 basis points), the fair value of our revolving debt would change by approximately $67,500. We have not entered into any interest rate hedging contracts.

  COMMODITY PRICE RISK

     Occasionally we sell forward portions of our production under physical delivery contracts that by their terms cannot be settled in cash or other financial instruments. Such contracts are not subject to the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, we do not provide sensitivity analysis for such contracts. For the period January 1, 2002, through June 30, 2002, we have physical delivery contracts in place to sell approximately 20,000 MMBtu of gas per day (approximately 1/3 of our gas production for that six month period) at a price of approximately $2.77 per MMBtu.

     A vast majority of our production is sold on the spot markets. Accordingly, we are at risk for the volatility in the commodity prices inherent in the oil and gas industry.

                           PART II, OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We have no material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

     On March 27, 2002, we issued 3.0 million shares of common stock at $18.50 per share. Net proceeds from the offering totaled approximately $52.8 million. We used $44.0 million of the net proceeds to reduce outstanding bank debt from $71.0 million to $27.0 million and used the remainder of the net proceeds for working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

 3.1+       --   Certificate of Amendment of Certificate of Incorporation of
                 Remington Oil and Gas Corporation.
 3.3++      --   By-Laws as amended.
10.1*       --   Transportation Agreement with CKB Petroleum, Inc., dated
                 March 1, 1985, as amended on April 19, 1989.
10.2###     --   Pension Plan of Remington Oil and Gas Corporation, as
                 Amended and Restated effective January 1, 2000.
10.3###     --   Amendment Number One to the Pension Plan of Remington Oil
                 and Gas Corporation.
10.4**      --   Agreement by and between Remington Oil and Gas Corporation and James A. Watt.
10.5***     --   Employee Severance Plan.
10.6##      --   1997 Stock Option Plan (as amended June 17, 1999, and May
                 23, 2001).
10.7***     --   Non-Employee Director Stock Purchase Plan.
10.8+++     --   Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two
                 executive officers.
10.9+++     --   Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an
                 executive officer.
10.10#      --   Employment Agreement effective January 31, 2000, by and
                 between Remington Oil and Gas Corporation and James A. Watt.
10.11#      --   Form of Contingent Stock Grant Agreement -- Directors.
10.12#      --   Form of Contingent Stock Grant Agreement -- Employees.
10.13#      --   Form of Amendment to Contingent Stock Grant
                 Agreement -- Directors.
10.14#      --   Form of Amendment to Contingent Stock Grant
                 Agreement -- Employees.

     (b) We made two filings on Form 8-K during the quarter ended March 31, 2002. The first on March 21, 2002, related to an operations press release while the second filed on March 26, 2002, concerned the filing of the Underwriting Agreement dated as of March 22, 2002, with Jefferies & Company, Inc.

---------------

* Incorporated by reference to the Company's Registration Statement on Form S-2 (file number 33-52156) filed with the Commission and effective on December 1, 1992.

** Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 1997, filed with the Commission and effective on or about August 12, 1997.

*** Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997, filed with the Commission and effective on or about March 30, 1998.

+ Incorporated by reference to the Company's Registration Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

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

## Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001, filed with the Commission and effective on or about November 9, 2001.

### Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001, filed with the Commission and effective on or about March 21, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REMINGTON OIL AND GAS CORPORATION

Date: May 9, 2002                        By: /s/ JAMES A. WATT
                                         ---------------------------------
                                                     James A. Watt
                                         President and Chief Executive Officer

Date: May 9, 2002                        By: /s/ J. BURKE ASHER
                                             ---------------------------------
                                                    J. Burke Asher
                                                Vice President/Finance

                               INDEX TO EXHIBITS

 3.1+       --   Certificate of Amendment of Certificate of Incorporation of
                 Remington Oil and Gas Corporation.
 3.3++      --   By-Laws as amended.
10.1*       --   Transportation Agreement with CKB Petroleum, Inc., dated
                 March 1, 1985, as amended on April 19, 1989.
10.2###     --   Pension Plan of Remington Oil and Gas Corporation, as
                 Amended and Restated effective January 1, 2000.
10.3###     --   Amendment Number One to the Pension Plan of Remington Oil
                 and Gas Corporation.
10.4**      --   Agreement by and between Remington Oil and Gas Corporation and James A. Watt.
10.5***     --   Employee Severance Plan.
10.6##      --   1997 Stock Option Plan (as amended June 17, 1999, and May
                 23, 2001).
10.7***     --   Non-Employee Director Stock Purchase Plan.
10.8+++     --   Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two
                 executive officers.
10.9+++     --   Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an
                 executive officer.
10.10#      --   Employment Agreement effective January 31, 2000, by and
                 between Remington Oil and Gas Corporation and James A. Watt.
10.11#      --   Form of Contingent Stock Grant Agreement -- Directors.
10.12#      --   Form of Contingent Stock Grant Agreement -- Employees.
10.13#      --   Form of Amendment to Contingent Stock Grant
                 Agreement -- Directors.
10.14#      --   Form of Amendment to Contingent Stock Grant
                 Agreement -- Employees.

---------------

* Incorporated by reference to the Company's Registration Statement on Form S-2 (file number 33-52156) filed with the Commission and effective on December 1, 1992.

** Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 1997, filed with the Commission and effective on or about August 12, 1997.

*** Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997, filed with the Commission and effective on or about March 30, 1998.

+ Incorporated by reference to the Company's Registration Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

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

## Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001, filed with the Commission and effective on or about November 9, 2001.

### Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001, filed with the Commission and effective on or about March 21, 2002.