Form 10-Q
period 2002-06-30
REMINGTON OIL & GAS CORP
filed 2002-08-02
CIK 874992

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002



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

Yes [X]  No [ ]

     There were 26,127,179 outstanding shares of Common Stock, $0.01 par value, on August 1, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       REMINGTON OIL AND GAS CORPORATION

                               TABLE OF CONTENTS

                                  PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    2
         Condensed Consolidated Balance Sheets.......................    2
         Condensed Consolidated Statements of Income.................    3
         Condensed Consolidated Statements of Cash Flows.............    4
         Notes to Condensed Consolidated Financial Statements........    5
Item 2.  Management's Discussion and Analysis of Financial Condition     7
         and Results of Operations...................................
Item 3.  Quantitative and Qualitative Disclosures about Market          10
         Risk........................................................

                                  PART II
OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   10
Item 2.  Changes in Securities.......................................   10
Item 3.  Defaults upon Senior Securities.............................   10
Item 4.  Submission of Matters to a Vote of Security Holders.........   11
Item 5.  Other Information...........................................   11
Item 6.  Exhibits and Reports on Form 8-K............................   11

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REMINGTON OIL AND GAS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS,
                                                                  EXCEPT SHARE DATA)
                                         ASSETS
  CURRENT ASSETS
     Cash and cash equivalents..............................   $  14,504     $  19,377
     Accounts receivable....................................      29,702        19,445
     Prepaid expenses and other current assets..............       2,520         1,487
                                                               ---------     ---------
  TOTAL CURRENT ASSETS......................................      46,726        40,309
                                                               ---------     ---------
  PROPERTIES
     Oil and natural gas properties (successful-efforts
      method)...............................................     469,918       433,988
     Other properties.......................................       3,129         3,023
     Accumulated depreciation, depletion and amortization...    (255,629)     (237,661)
                                                               ---------     ---------
  TOTAL PROPERTIES..........................................     217,418       199,350
                                                               ---------     ---------
  OTHER ASSETS..............................................         953           773
                                                               ---------     ---------
TOTAL ASSETS................................................   $ 265,097     $ 240,432
                                                               =========     =========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable and accrued liabilities...............   $  40,597     $  34,232
     Short-term notes payable and current portion of other
      long-term payables....................................       3,083         3,253
                                                               ---------     ---------
  TOTAL CURRENT LIABILITIES.................................      43,680        37,485
                                                               ---------     ---------
  LONG-TERM LIABILITIES
     Notes payable..........................................      27,000        71,000
     Other long-term payables...............................       2,482         3,758
     Deferred income tax liability..........................       5,168         2,851
                                                               ---------     ---------
  TOTAL LONG-TERM LIABILITIES...............................      34,650        77,609
                                                               ---------     ---------
     TOTAL LIABILITIES......................................      78,330       115,094
                                                               ---------     ---------
  Commitments and contingencies (Note 5)
  STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 25,000,000 shares
      authorized, no shares outstanding.....................          --            --
     Common stock, $.01 par value, 100,000,000 shares
      authorized, 26,183,556 shares issued and 26,092,820
      shares outstanding in 2002, 22,685,240 shares issued
      and 22,650,881 outstanding in 2001....................         262           227
     Additional paid-in capital.............................     114,453        56,698
     Restricted common stock................................       5,468         8,055
     Unearned compensation..................................      (3,887)       (4,581)
     Retained earnings......................................      71,448        64,939
     Treasury stock.........................................        (977)           --
                                                               ---------     ---------
  TOTAL STOCKHOLDERS' EQUITY................................     186,767       125,338
                                                               ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $ 265,097     $ 240,432
                                                               =========     =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                                               JUNE 30,               JUNE 30,
                                                         ---------------------   -------------------
                                                           2002        2001        2002       2001
                                                         ---------   ---------   --------   --------
                                                                         (UNAUDITED)
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES
  Oil sales............................................   $11,261     $ 7,619    $18,291    $15,633
  Gas sales............................................    15,973      25,776     28,207     56,984
  Other income.........................................     4,294         786      4,337      1,552
                                                          -------     -------    -------    -------
TOTAL REVENUES.........................................    31,528      34,181     50,835     74,169
                                                          -------     -------    -------    -------
COSTS AND EXPENSES
  Operating costs and expenses.........................     4,293       3,686      7,438      6,734
  Exploration expenses.................................     4,958       2,755      8,622      4,171
  Depreciation, depletion and amortization.............    10,250       9,459     19,818     18,249
  General and administrative...........................     1,550       1,566      2,797      2,807
  Stock based compensation.............................       395         389        853      2,914
  Settlements..........................................        --      13,524         --     13,524
  Interest and financing expense.......................       464         888      1,293      2,192
                                                          -------     -------    -------    -------
TOTAL COSTS AND EXPENSES...............................    21,910      32,267     40,821     50,591
                                                          -------     -------    -------    -------
INCOME BEFORE TAXES....................................     9,618       1,914     10,014     23,578
                                                          -------     -------    -------    -------
  Income tax expense...................................     3,366         673      3,505      7,680
                                                          -------     -------    -------    -------
NET INCOME.............................................   $ 6,252     $ 1,241    $ 6,509    $15,898
                                                          =======     =======    =======    =======
BASIC INCOME PER SHARE.................................   $  0.24     $  0.06    $  0.27    $  0.73
                                                          =======     =======    =======    =======
DILUTED INCOME PER SHARE...............................   $  0.22     $  0.05    $  0.25    $  0.66
                                                          =======     =======    =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)............    25,953      21,785     24,424     21,686
                                                          =======     =======    =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)..........    27,889      24,559     26,316     24,431
                                                          =======     =======    =======    =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
CASH FLOW PROVIDED BY OPERATIONS
  NET INCOME................................................  $  6,509   $ 15,898
  Adjustments to reconcile net income
     Depreciation, depletion and amortization...............    19,818     18,249
     Deferred income taxes..................................     3,505      7,075
     Amortization of deferred charges.......................        94         85
     Deferred net profits expense...........................        --      1,270
     Dry hole and impairment costs..........................     8,278      1,884
     Cash paid for dismantlement costs......................       (42)        --
     Stock based compensation...............................       853      2,914
     (Gain) on sale of properties...........................    (4,087)        --
  Changes in working capital
     (Increase) decrease in accounts receivable.............   (10,274)     2,063
     (Increase) decrease in prepaid expenses and other
      current assets........................................    (1,314)       522
     Increase (decrease) in accounts payable and accrued
      liabilities...........................................     6,320     (3,235)
     Decrease in restricted cash............................        --     10,792
                                                              --------   --------
  NET CASH FLOW PROVIDED BY OPERATIONS......................    29,660     57,517
                                                              --------   --------
  CASH FROM INVESTING ACTIVITIES
     Payments for capital expenditures......................   (49,704)   (57,299)
     Proceeds from property sales...........................     7,669         --
                                                              --------   --------
  NET CASH (USED IN) INVESTING ACTIVITIES...................   (42,035)   (57,299)
                                                              --------   --------
  CASH FROM FINANCING ACTIVITIES
     Proceeds from note payable.............................     6,600      5,000
     Loan origination costs for line of credit..............        --       (307)
     Payments on notes payable and other long-term
      payables..............................................   (52,046)   (10,115)
     Common stock issued....................................    53,925      1,367
     Treasury stock acquired................................      (977)        --
                                                              --------   --------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.......     7,502     (4,055)
                                                              --------   --------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS.................    (4,873)    (3,837)
  Cash and cash equivalents at beginning of period..........    19,377     18,131
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 14,504   $ 14,294
                                                              ========   ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     Remington Oil and Gas Corporation is an independent oil and gas exploration and production company incorporated in Delaware. Our oil and gas properties are located in the shallow water offshore Gulf of Mexico and the onshore Gulf Coast.

     We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first six months of 2002. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 2001 Form 10-K. The income statements for the three and six months ended June 30, 2002, cannot necessarily be used to project results for the full year. We have made certain reclassifications to prior year financial statements in order to conform to current year presentations.

NOTE 2.  NEW ACCOUNTING POLICIES

  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144

     During the first quarter of 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets." The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of this Statement did not have a material effect on our balance sheet or income statement.

  UNPROVED PROPERTIES

     Through December 31, 2001, we assessed the capitalized costs of unproved properties periodically to determine whether their value has been impaired below the capitalized costs, recognizing a loss to the extent such impairment was indicated. In making these assessments, we considered factors such as exploratory drilling results, future drilling plans and lease expiration terms. Effective January 1, 2002, we implemented a policy whereby we amortize the balance of our individually immaterial unproved property costs (adjusted by an anticipated rate of future successful development) over an average lease term. Individually significant properties (those with a net cost of $500,000 or more) will continue to be evaluated periodically on a separate basis for impairment. We will transfer the original cost of an unproved property to proved properties when we find commercial oil and gas reserves sufficient to justify development of the property. The effect of this change was not material to our results of operations.

NOTE 3.  COMMON STOCK AND NOTES PAYABLE

     In March 2002, we issued 3.0 million shares of common stock at $18.50 per share. Net proceeds from the offering totaled approximately $52.8 million. We used $44.0 million of the net proceeds to reduce outstanding bank debt from $71.0 million to $27.0 million. We used the remainder of the net proceeds for working capital.

     As of June 30, 2002, our amended credit facility of $150.0 million has a borrowing base of $75.0 million. Interest only is payable quarterly through May 3, 2004, at which time the line expires and all principal becomes due, unless the line is extended or renegotiated.

                       REMINGTON OIL AND GAS CORPORATION

NOTE 4.  NET INCOME PER SHARE

     The following table presents our calculation of basic and diluted income per share.

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                   2002       2001      2002      2001
                                                 --------   --------   -------   -------
Net income available for basic income per
  share........................................  $ 6,252    $ 1,241    $ 6,509   $15,898
  Interest expense on Convertible Notes (net of
     tax)......................................       --         66         --       143
                                                 -------    -------    -------   -------
Net income available for diluted income per
  share........................................  $ 6,252    $ 1,307    $ 6,509   $16,041
                                                 =======    =======    =======   =======
Basic income per share.........................  $  0.24    $  0.06    $  0.27   $  0.73
                                                 =======    =======    =======   =======
Diluted income per share.......................  $  0.22    $  0.05    $  0.25   $  0.66
                                                 =======    =======    =======   =======
Weighted average common stock
  Total common shares for basic income per
     share.....................................   25,953     21,785     24,424    21,686
  Dilutive stock options outstanding (treasury
     stock method).............................    1,486      1,586      1,442     1,524
  Restricted common stock grant................      450        663        450       663
  Warrants.....................................       --         76         --        66
  Shares assumed issued upon conversion of
     Notes.....................................       --        449         --       492
                                                 -------    -------    -------   -------
Total common shares for diluted income per
  share........................................   27,889     24,559     26,316    24,431
                                                 =======    =======    =======   =======

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

     This discussion is primarily an update to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2001 Form 10-K. We recommend that you read this discussion in conjunction with the Form 10-K.

     Our long-term strategy is to increase our oil and gas production and reserves while keeping our operating costs and our finding and development costs competitive with our industry peers.

LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes certain contractual obligations and commercial commitments as of June 30, 2002.

                                                       PAYMENTS DUE BY PERIOD
                                     -----------------------------------------------------------
                                               LESS THAN
                                      TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
                                     -------   ---------   ---------   ---------   -------------
                                                           (IN THOUSANDS)
Contractual obligations
  Bank debt........................  $27,000    $   --      $27,000      $ --          $ --
  Other payables...................    5,565     3,083        2,482        --            --
  Office lease.....................    2,689       441          895       984           369
                                     -------    ------      -------      ----          ----
     Total.........................  $35,254    $3,524      $30,377      $984          $369
                                     =======    ======      =======      ====          ====

     On June 30, 2002, our current assets exceeded our current liabilities by $3.0 million. Our current ratio was 1.07 to 1.

     Net cash flow from operations before changes in working capital decreased by $12.4 million, or 26%, primarily because of lower gas revenues during the first half of 2002 compared to the first half of 2001, partially offset by higher oil revenues. Gas sales decreased by $28.8 million, or 51%, because average prices decreased by 45% and production decreased by 10%. However, oil sales increased by $2.7 million, or 17%, because oil production increased by 35%, partially offset by lower oil prices.

     During the six months of 2002, our capital expenditures totaled $49.7 million of which $47.7 million, or 96%, was spent in the Gulf of Mexico where we incurred costs to drill and complete wells and upgrade and complete platforms and facilities. We have increased our 2002 capital and exploration budget from $75.0 million to $93.0 million. This updated capital and exploration budget includes $46.0 million for exploratory wells, $43.0 million for offshore platforms and development drilling, and $4.0 million for leasing and seismic and property acquisitions. If our exploratory wells are successful, we may incur additional development costs for well completions, platforms and facilities. We expect that our cash, estimated future cash flow from operations, and available bank line of credit will be adequate to fund these expenditures for the remainder of 2002.

     In March 2002 we issued 3.0 million shares of common stock at $18.50 per share. Net proceeds from the offering totaled approximately $52.8 million. We used $44.0 million of the net proceeds to reduce outstanding bank debt from $71.0 million to $27.0 million, and we used the remainder for working capital.

     As of June 30, 2002, our credit facility of $150.0 million had a borrowing base of $75.0 million. Interest only is payable quarterly through May 3, 2004, at which time the line expires and all principal becomes due, unless the line is extended or renegotiated. As of June 30, 2002, we had $27.0 million borrowed under the facility. The banks review the borrowing base semi-annually and may increase or decrease the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends.

RESULTS OF OPERATIONS

     We recorded net income for the three months ended June 30, 2002, of $6.3 million or $0.24 basic income per share and $0.22 diluted income per share compared to three months ended June 30, 2001, of $1.2 million or $0.06 basic income per share and $0.05 diluted income per share. For the first six months of 2002, we recorded net income of $6.5 million or $0.27 basic income per share and $0.25 diluted income per share compared to $15.9 million or $0.73 basic income per share and $0.66 diluted income per share for the first six months of 2001. Net income for the three months ended June 30, 2002, was higher than in the prior year primarily because of a one-time pre-tax charge of $13.5 million recorded in 2001 in connection with the settlement of the Phillips litigation, and a $4.1 million gain from the sale of certain South Texas properties in 2002, partially offset by lower gas revenues and higher operating expenses in 2002. Net income for the first six months of 2002 compared to 2001 decreased primarily because of lower gas revenue partially offset by the charge recorded in 2001 for the settlement of the Phillips litigation. The following table reflects the increase or decrease in oil and gas sales revenue due to the changes in prices and volumes.

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------   ------------------
                                                  2002       2001       2002      2001
                                                --------   --------   --------   -------
                                                     (IN THOUSANDS, EXCEPT PRICES)
Oil production volume (Bbls)..................      457        307         825       612
Oil sales revenue.............................  $11,261    $ 7,619    $ 18,291   $15,633
Price per barrel..............................  $ 24.64    $ 24.82    $  22.17   $ 25.54
Increase (decrease) in oil sales revenue due
  to:
  Change in prices............................  $   (55)              $ (2,062)
  Change in production volume.................    3,697                  4,720
                                                -------               --------
Total increase (decrease) in oil sales
  revenue.....................................  $ 3,642               $  2,658
                                                =======               ========
Gas production volume (Mcf)...................    4,832      5,496       9,587    10,698
Gas sales revenue.............................  $15,973    $25,776    $ 28,207   $56,984
Price per Mcf.................................  $  3.31    $  4.69    $   2.94   $  5.33
Decrease in gas sales revenue due to:
  Change in prices............................  $(7,584)              $(25,568)
  Change in production volume.................   (2,219)                (3,209)
                                                -------               --------
Total decrease in gas sales revenue...........  $(9,803)              $(28,777)
                                                =======               ========

     Oil sales revenue for the second quarter of 2002 compared to the same period in 2001 increased by $3.6 million, or 48%, because oil production increased by 150,000 barrels, or 49%, partially offset by lower average oil prices. Oil production from offshore Gulf of Mexico increased by 177,000 barrels, or 91%, because of production from new properties. Oil production from onshore gulf coast properties decreased by 27,000 barrels, or 24%, because of natural depletion of the existing producing properties and the sale of certain properties in South Texas in April 2002. Average prices decreased from $24.82 during the second quarter of 2001 to $24.64 during the second quarter of 2002. Oil sales revenue for the first half of 2002 compared to the first half of 2001 increased by $2.7 million, or 17%, because oil production increased by 213,000 barrels, or 35%, partially offset by lower average oil prices. Oil production from offshore Gulf of Mexico increased by 245,000 barrels, or 63%, because of production from new properties. Oil production from onshore gulf coast properties decreased by 32,000 barrels, or 15%, because of natural depletion of the existing producing properties and the sale of certain properties in South Texas in April 2002. Average prices decreased from $25.54 during the first six months of 2001 to $22.17 during the first six months of 2002, which decreased oil revenues by $2.0 million.

     Gas sales revenue for the three months ended June 30, 2002, compared to the same period in 2001 decreased by $9.8 million, or 38%, because of lower average gas prices and lower production. Average gas prices decreased from $4.69 per Mcf in 2001 to $3.31 per Mcf, or 30%, in 2002, causing gas sales revenues to decrease by $7.6 million. Production decreased by 664,000 Mcf, or 12%, primarily because of lower gas production from the offshore Gulf of Mexico and the sale of certain properties. Gas sales revenue for the first half of 2002 compared to the first half of 2001 decreased by $28.8 million, or 51%, because of lower average gas prices and lower production. Average gas prices decreased from $5.33 per Mcf in 2001 to $2.94 per Mcf, or 45%, in 2002, causing gas sales revenues to decrease by $25.6 million. Production decreased by 1.1 Bcf, or 10%, primarily because of lower gas production from the offshore Gulf of Mexico due to natural declines and the sale of certain properties.

     Other income increased primarily because of a $4.1 million gain from the sale of properties in South Texas in April 2002.

     The following table presents certain expense items per Mcf equivalent
(Mcfe) of production. (Barrels of oil are converted to Mcfe at a ratio of one barrel equals six Mcf.)

                                                         THREE MONTHS     SIX MONTHS
                                                             ENDED           ENDED
                                                           JUNE 30,        JUNE 30,
                                                         -------------   -------------
                                                         2002    2001    2002    2001
                                                         -----   -----   -----   -----
Operating costs and expenses...........................  $0.57   $0.50   $0.51   $0.47
Depreciation, depletion and amortization...............  $1.35   $1.29   $1.36   $1.27
General and administrative (excluding stock-based
  compensation)........................................  $0.20   $0.21   $0.19   $0.20
Interest and financing expense.........................  $0.06   $0.12   $0.09   $0.15

     Operating costs and expenses for the second quarter of 2002 compared to the second quarter of 2001 increased by $607,000, or 16%, and for the first six months of 2002 compared to 2001 increased by $704,000, or 10%, because of additional operated properties in the Gulf of Mexico.

     Exploration expense increased by $2.2 million during the second quarter of 2002 and by $4.5 million during the first six months of 2002 primarily because of increased dry hole expense. Dry hole expense for 2002 includes two wells in the Gulf of Mexico and two wells in South Texas totaling $8.3 million compared to $1.9 million dry hole expense in 2001. Depreciation, depletion, and amortization expense increased by $791,000 during the second quarter of 2002 and by $1.6 million during the first six months of 2002 compared to the same period in the prior year because of increased oil production and an increase in the number of producing properties.

     Excluding the $2.1 million effect of the triggering of the contingent stock grant in January of 2001, general and administrative expenses have been virtually flat between the respective three and six month periods. Stock based compensation expense includes the amortized compensation cost related to the contingent stock grant and the directors fees paid in common stock. During the first quarter of 2001 we recorded a "catch up" amortization of approximately $2.1 million from the date of the grant in June 1999 to the measurement date in January 2001.

     During the second quarter of 2001 we settled litigation with Phillips Petroleum concerning a net profits interest on one of our Gulf of Mexico blocks. In connection with the settlement we charged $13.5 million to expense during the second quarter of 2001.

     Interest and financing expenses decreased by 47% during the second quarter of 2002 and by 41% during the six months ended June 30, 2002, compared to the same periods in the prior year because of lower interest rates and lower average debt balances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     Our market risk sensitive instrument at June 30, 2002, is a revolving bank line of credit. At June 30, 2002, the unpaid principal balance under the line was $27.0 million which approximates its fair value. The interest rate on this debt is based on a premium of 150 to 225 basis points over the London Interbank Offered Rate ("Libor"). The rate is reset periodically, usually every three months. If on June 30, 2002, Libor changed by one full percentage point (100 basis points) the fair value of our revolving debt would change by approximately $67,500. We have not entered into any interest rate hedging contracts.

COMMODITY PRICE RISK

     Occasionally we sell forward portions of our production under physical delivery contracts that by their terms cannot be settled in cash or other financial instruments. Such contracts are not subject to the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly we do not provide sensitivity analysis for such contracts. During the period January 1, 2002, through June 30, 2002, we had physical delivery contracts in place to sell 20,000 MMBtu of gas per day (approximately 1/3 of our gas production for that 6-month period) at a price of approximately $2.77 per MMBtu. Currently we are selling all of our production at market prices. A vast majority of our production is sold on the spot markets. Accordingly, we are at risk for the volatility in commodity prices inherent in the oil and gas industry.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We have no material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 21, 2002, we held our annual stockholders' meeting to elect members to the company's board of directors. The stockholders voted as follows:

ELECTION OF DIRECTORS                                            FOR       WITHHELD
---------------------                                         ----------   ---------
Don D. Box..................................................  17,737,340   3,112,407
John E. Goble, Jr. .........................................  20,684,845     164,902
William E. Greenwood........................................  20,684,595     165,152
David H. Hawk...............................................  20,684,845     164,902
James Arthur Lyle...........................................  20,684,245     165,502
David E. Preng..............................................  20,684,245     165,502
Thomas W. Rollins...........................................  20,684,845     164,902
Alan C. Shapiro.............................................  20,683,745     166,002
James A. Watt...............................................  17,746,585   3,103,162

     The members of the board of directors do not serve staggered terms of office. All directors elected at the meeting were already members of the board at the time of election. No director serving at the time of the election failed to retain his seat on the board.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

  3.2.1***      Certificate of Amendment of Certificate of Incorporation of
                Remington Oil and Gas Corporation.
  3.3+          By-Laws as amended.
  4.1*          Form of Indenture, Box Energy Corporation to United States
                Trust Company of New York, Trustee, dated December 1, 1992,
                8 1/4% Convertible Subordinated Notes due December 1, 2002.
 10.1##         Pension Plan of Remington Oil and Gas Corporation, as
                Amended and Restated, effective January 1, 2000.
 10.2##         Amendment Number One to the Pension Plan of Remington Oil
                and Gas Corporation.
 10.3**         Box Energy Corporation Severance Plan.
 10.4#          Box Energy Corporation 1997 Stock Option Plan (as amended
                June 17, 1999, and May 23, 2001).
 10.5**         Box Energy Corporation Non-Employee Director Stock Purchase
                Plan.
 10.6++         Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two
                executive officers.
 10.7++         Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an
                executive officer.
 10.8+++        Employment Agreement effective January 31, 2000, by and
                between Remington Oil and Gas Corporation and James A. Watt.
 10.9+++        Form of Contingent Stock Grant Agreement -- Directors.
 10.10+++       Form of Contingent Stock Grant Agreement -- Employees.
 10.11+++       Form of Amendment to Contingent Stock Grant
                Agreement -- Directors.
 10.12+++       Form of Amendment to Contingent Stock Grant
                Agreement -- Employees.
 99.1           Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2           Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

  * Incorporated by reference to the Company's Registration Statement on Form S-2 (file number 33-52156) filed with the Commission and effective on December 1, 1992.

 ** Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997, filed with the Commission and effective on or about March 30, 1998.

*** Incorporated by reference to the Company's Registration Statement on Form
    S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

  + Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1998, filed with the Commission and effective on or about March 30, 1999.

 ++ Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999, filed with the Commission and effective on or about November 12, 1999.

+++ Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000, filed with the Commission and effective on or about March 16, 2001.

 # Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001, filed with the Commission and effective on or about November 9, 2001.

## Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001, filed with the Commission and effective on or about March 21, 2002.

     (b) On April 24, 2002, we filed a Form 8-K reporting in Item 4 therein that on April 17, 2002, we changed our certifying accountant from Arthur Andersen LLP to Ernst & Young LLP.

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

                                          REMINGTON OIL AND GAS CORPORATION

                                          By:       /s/ JAMES A. WATT
                                            ------------------------------------
                                                      James A. Watt
                                          President and Chief Executive Officer

Date: August 2, 2002

                                          By:      /s/ J. BURKE ASHER
                                            ------------------------------------
                                                      J. Burke Asher
                                                  Vice President/Finance

Date: August 2, 2002

                               INDEX TO EXHIBITS

  3.2.1***      Certificate of Amendment of Certificate of Incorporation of
                Remington Oil and Gas Corporation.
  3.3+          By-Laws as amended.
  4.1*          Form of Indenture, Box Energy Corporation to United States
                Trust Company of New York, Trustee, dated December 1, 1992,
                8 1/4% Convertible Subordinated Notes due December 1, 2002.
 10.1##         Pension Plan of Remington Oil and Gas Corporation, as
                Amended and Restated, effective January 1, 2000.
 10.2##         Amendment Number One to the Pension Plan of Remington Oil
                and Gas Corporation.
 10.3**         Box Energy Corporation Severance Plan.
 10.4#          Box Energy Corporation 1997 Stock Option Plan (as amended
                June 17, 1999, and May 23, 2001).
 10.5**         Box Energy Corporation Non-Employee Director Stock Purchase
                Plan.
 10.6++         Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two
                executive officers.
 10.7++         Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an
                executive officer.
 10.8+++        Employment Agreement effective January 31, 2000, by and
                between Remington Oil and Gas Corporation and James A. Watt.
 10.9+++        Form of Contingent Stock Grant Agreement -- Directors.
 10.10+++       Form of Contingent Stock Grant Agreement -- Employees.
 10.11+++       Form of Amendment to Contingent Stock Grant
                Agreement -- Directors.
 10.12+++       Form of Amendment to Contingent Stock Grant
                Agreement -- Employees.
 99.1           Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 99.2           Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

  * Incorporated by reference to the Company's Registration Statement on Form S-2 (file number 33-52156) filed with the Commission and effective on December 1, 1992.

 ** Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997, filed with the Commission and effective on or about March 30, 1998.

*** Incorporated by reference to the Company's Registration Statement on Form
    S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

  + Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1998, filed with the Commission and effective on or about March 30, 1999.

 ++ Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999, filed with the Commission and effective on or about November 12, 1999.

+++ Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000, filed with the Commission and effective on or about March 16, 2001.

 # Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001, filed with the Commission and effective on or about November 9, 2001.

## Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001, filed with the Commission and effective on or about March 21, 2002.