Form 10-Q
period 2002-09-30
REMINGTON OIL & GAS CORP
filed 2002-11-12
CIK 874992

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-11516

Remington Oil and Gas Corporation

(Exact name of registrant as specified in its charter)

Delaware	75-2369148
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

8201 Preston Road, Suite 600, Dallas, Texas 75225-6211

(Address of principal executive offices)
(Zip code)

(214) 210-2650

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

There were 26,234,491 outstanding shares of Common Stock, $0.01 par value, on November 11, 2002.

REMINGTON OIL AND GAS CORPORATION

PART I, FINANCIAL INFORMATION

Item 1.     Financial Statements

REMINGTON OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)

	(In thousands,
	except share data)
ASSETS
Current assets
Cash and cash equivalents	$9,314	$19,377
Accounts receivable	23,099	19,445
Prepaid expenses and other current assets	5,113	1,487

Total current assets	37,526	40,309

Properties
Oil and natural gas properties (successful-efforts method)	492,640	433,988
Other properties	3,149	3,023
Accumulated depreciation, depletion and amortization	(264,540)	(237,661)

Total properties	231,249	199,350

Other assets	1,415	773

Total assets	$270,190	$240,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$40,691	$34,232
Short-term notes payable and current portion of other long-term payables	1,669	3,253

Total current liabilities	42,360	37,485

Long-term liabilities
Notes payable	27,000	71,000
Other long-term payables	1,945	3,758
Deferred income tax liability	7,304	2,851

Total long-term liabilities	36,249	77,609

Total liabilities	78,609	115,094

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 26,287,868 shares issued and 26,197,132 shares outstanding in 2002, 22,685,240 shares issued and 22,650,881 outstanding in 2001	263	227
Additional paid-in capital	114,952	56,698
Restricted common stock	5,468	8,055
Unearned compensation	(3,540)	(4,581)
Retained earnings	75,415	64,939
Treasury stock	(977)	—

Total stockholders’ equity	191,581	125,338

Total liabilities and stockholders’ equity	$270,190	$240,432

See accompanying Notes to Condensed Consolidated Financial Statements.

REMINGTON OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)

	(In thousands, except per share amounts)
Revenues
Oil sales	$12,732	$6,848	$31,024	$22,481
Gas sales	13,072	15,559	41,278	72,543
Other income	113	350	4,450	1,902

Total revenues	25,917	22,757	76,752	96,926

Costs and expenses
Operating costs and expenses	4,344	4,815	11,783	11,549
Exploration expenses	3,976	6,089	12,598	10,260
Depreciation, depletion and amortization	9,384	9,370	29,201	27,619
General and administrative	1,304	757	4,101	3,563
Stock based compensation	393	366	1,246	3,281
Settlements	—	—	—	13,524
Interest and financing expense	413	770	1,706	2,963

Total costs and expenses	19,814	22,167	60,635	72,759

Income before taxes	6,103	590	16,117	24,167

Income tax expense	2,136	207	5,641	7,887

Net income	$3,967	$383	$10,476	$16,280

Basic income per share	$0.15	$0.02	$0.42	$0.75

Diluted income per share	$0.14	$0.02	$0.39	$0.68

Weighted average shares outstanding (Basic)	26,140	22,103	24,990	21,827

Weighted average shares outstanding (Diluted)	27,775	24,589	26,887	24,354

See accompanying Notes to Condensed Consolidated Financial Statements.

REMINGTON OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)

	(In thousands)
Cash flow provided by operations
Net income	$10,476	$16,280
Adjustments to reconcile net income
Depreciation, depletion and amortization	29,201	27,619
Deferred income taxes	5,641	7,887
Amortization of deferred charges	164	132
Deferred net profits expense	—	1,270
Dry hole and impairment costs	11,993	7,052
Cash paid for dismantlement costs	(86)	—
Stock based compensation	1,246	3,281
(Gain) on sale of properties	(4,095)	—
Changes in working capital
(Increase) decrease in accounts receivable	(3,674)	1,972
(Increase) in prepaid expenses and other current assets	(4,436)	(1,208)
Increase in accounts payable and accrued liabilities	6,414	20,727
Decrease in restricted cash	—	11,592

Net cash flow provided by operations	52,844	96,604

Cash from investing activities
Capital expenditures	(76,650)	(94,304)
Proceeds from property sales	7,738	—

Net cash (used in) investing activities	(68,912)	(94,304)

Cash from financing activities
Proceeds from note payable	6,600	17,500
Loan origination costs for line of credit	—	(307)
Payments on notes payable and other long-term payables	(53,997)	(11,232)
Common stock issued	54,379	1,018
Treasury stock acquired	(977)	—
Reduction in temporary equity	—	(18,857)

Net cash provided by (used in) financing activities	6,005	(11,878)

Net (decrease) in cash and cash equivalents	(10,063)	(9,578)
Cash and cash equivalents at beginning of period	19,377	18,131

Cash and cash equivalents at end of period	$9,314	$8,553

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

      We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first nine months of 2002. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 2001 Form 10-K. The income statements for the three and nine months ended September 30, 2002, cannot necessarily be used to project results for the full year. We have made certain reclassifications to prior year financial statements in order to conform to current year presentations.

Note 2.     New Accounting Policies

Statement of Financial Accounting Standards No. 144

      During the first quarter of 2002, we adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for Impairment of Long-Lived Assets.” The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of this statement did not have a material effect on our balance sheet or income statement.

Unproved properties

      Through December 31, 2001, we assessed the capitalized costs of unproved properties periodically to determine whether their value has been impaired below the capitalized costs, recognizing a loss to the extent such impairment was indicated. In making these assessments, we considered factors such as exploratory drilling results, future drilling plans and lease expiration terms. Effective January 1, 2002, we implemented a policy whereby we amortize the balance of our individually immaterial unproved property costs (adjusted by an anticipated rate of future successful development) over an average lease term. Individually significant properties (those with a net cost of $500,000 or more) will continue to be evaluated periodically on a separate basis for impairment. We will transfer the original cost of an unproved property to proved properties if and when we find commercial oil and gas reserves sufficient to justify development of the property. The effect of this change was not material to our results of operations.

Note 3.     Common Stock and Notes Payable

      In March 2002, we issued 3.0 million shares of common stock at $18.50 per share. Net proceeds from the offering totaled approximately $52.8 million. We used $44.0 million of the net proceeds to reduce outstanding bank debt from $71.0 million to $27.0 million. We used the remainder of the net proceeds for working capital.

      As of September 30, 2002, our amended credit facility of $150.0 million has a borrowing base of $75.0 million. Interest only is payable quarterly through May 3, 2004, at which time the line expires and all principal becomes due, unless the line is extended or renegotiated.

REMINGTON OIL AND GAS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.     Income per Share

      The following table presents our calculation of basic and diluted income per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income available for basic income per share	$3,967	$383	$10,476	$16,280
Interest expense on Convertible Notes (net of tax)	—	40	—	184

Net income available for diluted income per share	$3,967	$423	$10,476	$16,464

Basic income per share	$0.15	$0.02	$0.42	$0.75

Diluted income per share	$0.14	$0.02	$0.39	$0.68

Weighted average common stock
Total common shares for basic income per share	26,140	22,103	24,990	21,827
Dilutive stock options outstanding (treasury stock method)	1,185	1,486	1,447	1,486
Restricted common stock grant	450	663	450	663
Warrants	—	66	—	66
Shares assumed issued upon conversion of Notes	—	271	—	312

Total common shares for diluted income per share	27,775	24,589	26,887	24,354

Note 5.     Contingencies

      We have no material pending legal proceedings.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      This discussion is primarily an update to the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2001 Form 10-K. We recommend that you read this discussion in conjunction with the Form 10-K.

      Our long-term strategy is to increase our oil and gas production and reserves while keeping our operating costs and our finding and development costs competitive with our industry peers.

Results of Operations

      Our net income for the third quarter of 2002 increased by $3.6 million compared to the third quarter of 2001 primarily because of increased oil sales revenue and lower dry hole costs partially offset by lower gas sales revenue. Our net income for the first nine months of 2002 decreased by 36% because of lower gas sales revenue partially offset by increased oil sales revenue and no settlement expenses relating to litigation issues. During the second quarter of 2001 we incurred a settlement expense when we settled the Philips Petroleum litigation. The following table reflects the increase or decrease in oil and gas sales revenue due to the changes in prices and volumes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except prices)
Oil production volume (Bbls)	494	292	1,319	905
Oil sales revenue	$12,732	$6,848	$31,024	$22,481
Price per barrel	$25.77	$23.45	$23.52	$24.84
Increase (decrease) in oil sales revenue due to:
Change in prices	$677		$(1,195)
Change in production volume	5,207		9,738

Total increase in oil sales revenue	$5,884		$8,543

Gas production volume (Mcf)	4,043	5,442	13,630	16,140
Gas sales revenue	$13,072	$15,559	$41,278	$72,543
Price per Mcf	$3.23	$2.86	$3.03	$4.49
Increase (decrease) in gas sales revenue due to:
Change in prices	$2,014		$(23,564)
Change in production volume	(4,501)		(7,701)

Total (decrease) in gas sales revenue	$(2,487)		$(31,265)

      Our oil production increased by 202,000 barrels, or 69%, in the quarter and by 414,000 barrels, or 46%, for the nine-month period. Increased oil production was primarily the result of several new oil producing facilities being brought on line, partially offset by natural declines.

      Our gas production was 4.0 Bcf, or 1.4 Bcf lower than the third quarter of 2001 primarily because of natural depletion and the sale of certain South Texas properties. In addition, our offshore Gulf of Mexico oil and gas production was curtailed during the last nine days of September as a result of Tropical Storm Isidore and was further curtailed on two additional new properties because of pipeline rerouting. We estimate that these curtailments caused us to lose production of approximately 1.0 Bcfe during the third quarter of 2002.

      Other income during the nine months ended September 30, 2002, increased primarily because of a $4.1 million gain from the sale of properties in South Texas in April 2002.

      As part of our long-term strategy, we believe that by controlling our core operating costs (listed in the table below), we can generate sufficient cash flow during most crude oil and natural gas price cycles to reinvest in exploration and development activities and thereby pursue growth in our oil and gas production and reserves. The following table presents the core operating costs per Mcf equivalent (Mcfe) of production. (Barrels of oil are converted to Mcfe at a ratio of one barrel equals six Mcf.)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Operating costs and expenses	$0.62	$0.67	$0.55	$0.54
Depreciation, depletion and amortization	$1.34	$1.30	$1.36	$1.28
General and administrative (excluding stock-based compensation)	$0.19	$0.11	$0.19	$0.17
Interest and financing expense	$0.06	$0.11	$0.08	$0.14

Total core operating costs	$2.21	$2.19	$2.18	$2.13

      Operating costs and expenses for the third quarter of 2002 compared to the third quarter of 2001 decreased by $471,000, or 10% because of lower workover expenditures in 2002. Operating costs and expenses on a per Mcfe basis for the third quarter of 2002 compared to the first nine months of 2002 increased primarily because of the production curtailments during the third quarter and slightly higher start-up costs for certain new offshore properties. The increase during the third quarter of 2001 compared to the first nine months of 2001 is the result of workover expenses during the third quarter of 2001.

      Exploration expense in the third quarter of 2002 was $2.1 million lower than in the third quarter of 2001 primarily because of lower dry hole costs for the quarter, while year-to-date exploration expense increased by $2.3 million because of increased dry hole expense and impairments for unproved properties for the first nine months of 2002. Dry hole expense for 2002 includes four wells in the Gulf of Mexico and three wells in South Texas totaling $12.0 million compared to $7.1 million dry hole expense in 2001.

      Depreciation, depletion and amortization per Mcfe increased by 3% during the third quarter of 2002 and by 6% during the first nine months of 2002 compared to the same periods in 2001. The increase reflects the slightly higher cost per unit of the prior year discoveries compared to earlier years.

      General and administrative expenses increased because of an increase in the number of employees and because of generally higher personnel costs including salaries, bonuses, and pension expense. Stock based compensation expense includes the directors fees paid in common stock and the amortization of compensation cost related to the contingent stock grant. During the first quarter of 2001 we recorded a “catch up” amortization of approximately $2.1 million from the date of the grant in June 1999 to the measurement date in January 2001.

      During the second quarter of 2001 we settled litigation with Phillips Petroleum concerning a net profits interest on one of our Gulf of Mexico blocks. In connection with the settlement we charged $13.5 million to expense during the second quarter of 2001.

      Interest and financing expenses decreased by 46% during the third quarter of 2002 and by 42% during the nine months ended September 30, 2002, compared to the same periods in the prior year because of lower interest rates and lower average debt balances.

Liquidity and Capital Resources

      Cash flow from operations before changes in working capital decreased by $9.0 million, or 14%, primarily because of lower gas revenues during the first three quarters of 2002 compared to 2001, partially offset by higher oil revenues. Gas sales decreased by $31.3 million, or 43% because average gas prices decreased by 33% and production decreased by 16%. However, oil sales increased by $8.5 million, or 38%, because oil production increased by 46%, partially offset by lower average oil prices.

      During the first nine months of 2002, our capital expenditures totaled $76.7 million of which $70.8 million, or 93%, was spent in the Gulf of Mexico where we incurred costs to drill and complete wells and upgrade and complete platforms and facilities. We have increased our 2002 capital and exploration budget from $75.0 million to $93.0 million. This updated capital and exploration budget includes $46.0 million for exploratory wells, $43.0 million for offshore platforms and development drilling, and $4.0 million for leasing and seismic and property acquisitions. If our exploratory wells are successful we may incur additional development costs for well completions, platforms and facilities. We expect that our cash, estimated future cash flow from operations, and available bank line of credit will be adequate to fund these expenditures for the remainder of 2002.

      In March 2002 we issued 3.0 million shares of common stock at $18.50 per share. Net proceeds from the offering totaled approximately $52.8 million. We used $44.0 million of the net proceeds to reduce outstanding bank debt from $71.0 million to $27.0 million, and we used the remainder for working capital.

      As of September 30, 2002, our credit facility of $150.0 million had a borrowing base of $75.0 million. Interest only is payable quarterly through May 3, 2004, at which time the line expires and all principal becomes due, unless the line is extended or renegotiated. As of September 30, 2002, we had $27.0 million borrowed under the facility. The banks review the borrowing base semi-annually and may increase or decrease the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends.

      The following table summarizes certain contractual obligations and commercial commitments as of September 30, 2002.

	Payments Due by Period (from September 30, 2002)

		Less than
	Total	1 year	1-3 years	4-5 years	After 5 years

	(In thousands)
Contractual obligations
Bank debt	$27,000	$—	$27,000	$—	$—
Other payables	3,614	1,669	1,945	—	—
Office lease	2,579	441	908	984	246

Total	$33,193	$2,110	$29,853	$984	$246

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      Our market sensitive instrument at September 30, 2002, is a revolving bank line of credit. At September 30, 2002, the unpaid principal balance under the line was $27.0 million which approximates its fair value. The interest rate on this debt is based on a premium of 150 to 225 basis points over the London Interbank Offered Rate (“Libor”). The rate is reset periodically, usually every three months. If on September 30, 2002, Libor changed by one full percentage point (100 basis points) the fair value of our revolving debt would change by approximately $67,500. We have not entered into any interest rate hedging contracts.

Commodity Price Risk

      Occasionally we sell forward portions of our production under physical delivery contracts that by their terms cannot be settled in cash or other financial instruments. Such contracts are not subject to the provisions of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Accordingly we do not provide sensitivity analysis for such contracts. During the period January 1, 2002, through June 30, 2002, we had physical delivery contracts in place to sell 20,000 MMBtu of gas per day (approximately  1/3 of our gas production for that 6-month period) at a price of approximately $2.77 per MMBtu. Currently we are selling all of our production at market prices. A vast majority of our production is sold on the spot markets. Accordingly, we are at risk for the volatility in commodity prices inherent in the oil and gas industry.

Item 4.     Controls and Procedures

      Our management, including our Chief Executive Officer and our Principal Financial Officer, has evaluated our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and the Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of November 4, 2002, the date that the evaluation was concluded. Further, there were no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to November 4, 2002.

PART II, OTHER INFORMATION

Item 1.     Legal Proceedings

      We have no material pending legal proceedings.

Item 2.     Changes in Securities

      None

Item 3.     Defaults upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits:

3	.2.1***	Certificate of Amendment of Certificate of Incorporation of Remington Oil and Gas Corporation.
3	.3+	By-Laws as amended.
10	.1##	Pension Plan of Remington Oil and Gas Corporation, as Amended and Restated effective January 1, 2000.
10	.2##	Amendment Number One to the Pension Plan of Remington Oil and Gas Corporation.
10	.3**	Box Energy Corporation Severance Plan.
10	.4#	Box Energy Corporation 1997 Stock Option Plan (as amended June 17, 1999 and May 23, 2001).
10	.5**	Box Energy Corporation Non-Employee Director Stock Purchase Plan.
10	.6++	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two executive officers.
10	.7++	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an executive officer.
10	.8+++	Employment Agreement effective January 31, 2000, by and between Remington Oil and Gas Corporation and James A. Watt.
10	.9+++	Form of Contingent Stock Grant Agreement — Directors.
10	.10+++	Form of Contingent Stock Grant Agreement — Employees.
10	.11+++	Form of Amendment to Contingent Stock Grant Agreement — Directors.
10	.12+++	Form of Amendment to Contingent Stock Grant Agreement — Employees.
99.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) We did not file any reports on Form 8-K during the three months ended September 30, 2002.

**	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997, filed with the Commission and effective on or about March 30, 1998.
***	Incorporated by reference to the Company’s Registration Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.
+	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1998, filed with the Commission and effective on or about March 30, 1999.
++	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999, filed with the Commission and effective on or about November 12, 1999.
+++	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000, filed with the Commission and effective on or about March 16, 2001.
#	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001, filed with the Commission and effective on or about November 9, 2001.
##	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001, filed with the Commission and effective on or about March 21, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMINGTON OIL AND GAS CORPORATION

By:	/s/ JAMES A. WATT

James A. Watt
President and Chief Executive Officer

Date: November 12, 2002

By:	/s/ J. BURKE ASHER

J. Burke Asher
Vice President/ Finance

Date: November 12, 2002

CERTIFICATIONS

I, James A. Watt, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Remington Oil and Gas Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By	/s/ JAMES A. WATT

James A. Watt
President and Chief Executive Officer

Date November 12, 2002

I, J. Burke Asher, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Remington Oil and Gas Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By	/s/ J. BURKE ASHER

J. Burke Asher
Vice President/ Finance
(Principal Financial Officer)

Date November 12, 2002

INDEX TO EXHIBITS

3	.2.1***	Certificate of Amendment of Certificate of Incorporation of Remington Oil and Gas Corporation.
3	.3+	By-Laws as amended.
10	.1##	Pension Plan of Remington Oil and Gas Corporation, as Amended and Restated effective January 1, 2000.
10	.2##	Amendment Number One to the Pension Plan of Remington Oil and Gas Corporation.
10	.3**	Box Energy Corporation Severance Plan.
10	.4#	Box Energy Corporation 1997 Stock Option Plan (as amended June 17, 1999 and May 23, 2001).
10	.5**	Box Energy Corporation Non-Employee Director Stock Purchase Plan.
10	.6++	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two executive officers.
10	.7++	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an executive officer.
10	.8+++	Employment Agreement effective January 31, 2000, by and between Remington Oil and Gas Corporation and James A. Watt.
10	.9+++	Form of Contingent Stock Grant Agreement — Directors.
10	.10+++	Form of Contingent Stock Grant Agreement — Employees.
10	.11+++	Form of Amendment to Contingent Stock Grant Agreement — Directors.
10	.12+++	Form of Amendment to Contingent Stock Grant Agreement — Employees.
99.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997, filed with the Commission and effective on or about March 30, 1998.
***	Incorporated by reference to the Company’s Registration Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.
+	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1998, filed with the Commission and effective on or about March 30, 1999.
++	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999, filed with the Commission and effective on or about November 12, 1999.
+++	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000, filed with the Commission and effective on or about March 16, 2001.
#	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001, filed with the Commission and effective on or about November 9, 2001.
##	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001, filed with the Commission and effective on or about March 21, 2002.