Form 10-K
period 2002-12-31
REMINGTON OIL & GAS CORP
filed 2003-03-31
CIK 874992

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM          TO



                         COMMISSION FILE NUMBER 1-11516

                       REMINGTON OIL AND GAS CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2369148
(State or other jurisdiction of incorporation                 (I.R.S. employer
               or organization)                             Identification No.)

 8201 PRESTON ROAD, SUITE 600, DALLAS, TEXAS                     75225-6211
   (Address of principal executive offices)                      (Zip code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (214) 210-2650

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
        Common Stock, $0.01 Par Value                     New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, was $401,219,317. On March 27, 2003, the number of outstanding shares of common stock, $0.01 par value, was 26,399,437.

     Registrant's Registration Statement filed on Form S-4 effective November 27, 1998, is incorporated by reference in Part IV of this Form 10-K.

     Registrant's Registration Statement filed on Form S-3 effective April 9, 2001, is incorporated by reference in Part IV of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       REMINGTON OIL AND GAS CORPORATION

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.................................................................    2
  Item 1.  Business....................................................    2
  Item 2.  Properties..................................................    4
  Item 3.  Legal Proceedings...........................................    6
  Item 4.  Submission of Matters to a Vote of Security Holders.........    6
PART II................................................................    7
  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    7
  Item 6.  Selected Financial Data.....................................    8
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    9
  Item
    7A...  Quantitative and Qualitative Disclosures about Market
           Risk........................................................   17
  Item 8.  Financial Statements and Supplementary Data.................   19
  Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   42
PART III...............................................................   42
  Item
     10.   Directors and Executive Officers of the Registrant..........   42
  Item
     11.   Executive Compensation......................................   49
  Item
     12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   57
  Item
     13.   Certain Relationships and Related Transactions..............   58
  Item
     14.   Controls and Procedures.....................................   58
PART IV................................................................   59
  Item
     15.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   59
  Signatures ..........................................................   61
  Certifications.......................................................   62

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Remington Oil and Gas Corporation

     - Incorporated -- 1991, Delaware

     - Address -- 8201 Preston Road, Suite 600, Dallas, Texas 75225-6211

     - Telephone number -- (214) 210-2650

     - Website -- www.remoil.net -- Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website under the link "SEC Filings" as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

     - 29 employees on December 31, 2002

     We began operations in 1981 as OKC Limited Partnership. In 1992, the limited partnership was converted into a corporation named Box Energy Corporation. In 1997, we changed the name of the company to Remington Oil and Gas Corporation. We restructured our two classes of common stock into a single class of voting common stock when we merged with S-Sixteen Holding Company in December 1998.

     Our primary business operation is exploration, development, and production of oil and gas reserves in the offshore Gulf of Mexico and onshore Gulf Coast areas. All of our assets are located in these areas and all of our revenues and expenses are generated in these same regions of the United States.

LONG-TERM STRATEGY

     Our long-term strategy is to increase our oil and gas reserves and production while keeping our finding and development costs and operating costs competitive with our industry peers.

ACTIVITIES AND OPERATIONS

     We identify prospective oil and gas properties primarily by using 3-D seismic technology. After acquiring an interest in a prospective property, we drill one or more exploratory wells. If the exploratory wells find commercial oil and/or gas, we complete the wells and begin producing the oil or gas. Because most of our operations are located in the offshore Gulf of Mexico, we must install facilities such as offshore platforms and gathering pipelines in order to produce the oil and gas and deliver it to the marketplace. Certain properties require additional drilling to fully develop the oil and gas reserves and maximize the production from a particular discovery. In order to increase our oil and gas reserves and production, we continually reinvest our net operating cash flow into new or existing exploration, development and acquisition activities.

     We share ownership in our oil and gas properties with various industry partners. We currently operate 66 of our offshore properties, while others operate the remainder of our properties. As operator, we are able to maintain a greater degree of control over the timing and amount of capital expenditures.

RISKS INVOLVED IN EXPLORATION, DEVELOPMENT, AND PRODUCTION

     Exploration, development, and production operations can be very risky. Each time we drill a well, there is a risk that the well will not find oil or gas reserves. If a well does find reserves, it is possible that the well will not produce enough oil or gas to return a profit on the amount invested in the well. We mitigate exploration and drilling risks by using 3-D seismic data and other applied technology to identify and define the parameters prior to drilling, although this does not guarantee successful results. Our success depends upon the quality of the information used to determine drilling locations and the abilities and experience of our management, technical, and service personnel.

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

COMPETITION IN THE OIL AND GAS INDUSTRY

We compete with:                               We compete for:
- Large integrated oil and gas companies       - Operational, technical, and support staff
- Independent exploration and production       - Options and/or leases on properties
  companies
- Private individuals                          - Sales of oil and gas production
- Sponsored drilling programs                  - Access to capital

     Many of our competitors may have significantly more financial, personnel, technological, and other resources available. In addition, some of the larger integrated companies may be better able to respond to industry changes including price fluctuations, oil and gas demands, and governmental regulations.

MARKETS FOR OIL AND GAS PRODUCTION

     Oil and gas are generally homogenous commodities, and the market prices for these commodities fluctuate significantly. Purchasers adjust prices for quality, refined product yield, geographic proximity to refineries or major market centers, and the availability of transportation pipelines or facilities. Outside factors beyond our control combine to influence the market prices. Some of the more critical factors that affect oil and gas commodity prices include the following:

     - Changes in supply and demand

     - Changes in refinery utilization

     - Levels of economic activity throughout the country

     - Seasonal or extraordinary weather patterns

     - Political developments throughout the world

     We have no real ability to influence or predict the market prices. Therefore, we normally sell our oil and gas production based on posted market prices, spot market indices, or prices derived from the posted price or index. At times we will lock in a fixed price for a portion of our future production to be delivered as it is produced. An independent marketing company sells approximately 91% of our gas production. The revenue from the sale of gas by this marketing company accounted for approximately 54% of our total oil and gas revenues in 2002. In addition, we sold approximately 86% of our total oil production to two companies during the year, which accounted for approximately 36% of our total oil and gas revenues in 2002. Because other customers and marketers are available, we believe that the loss of any of these companies would not be detrimental to our operations nor have a material effect on our revenues.

GOVERNMENTAL REGULATION OF OIL AND GAS OPERATIONS AND ENVIRONMENTAL REGULATIONS

     Numerous federal and state regulations affect our oil and gas operations. Current regulations are constantly reviewed by the various agencies at the same time that new regulations are being considered and implemented. In addition, because we hold federal leases, the federal government requires us to comply with numerous additional regulations that focus on government contractors. The regulatory burden upon the oil and gas industry increases the cost of doing business and consequently affects our profitability.

     State regulations relate to virtually all aspects of the oil and gas business including drilling permits, bonds, and operation reports. In addition, many states have regulations relating to pooling of oil and gas properties, maximum rates of production, and spacing and plugging and abandonment of wells.

     Our oil and gas operations are subject to stringent federal, state, and local environmental laws and regulations. Environmental laws and regulations are complex, change frequently, and have tended to become more stringent over time. Many environmental laws require permits from governmental authorities before construction on a project may be commenced or before wastes or other materials may be discharged into the environment. The process for obtaining necessary permits can be lengthy and complex, and can sometimes result in the establishment of permit conditions that make the project or activity for which the permit was sought either unprofitable or otherwise unattractive. Even where permits are not required, compliance with environmental laws and regulations can require significant capital and operating expenditures, and we may be required to incur costs to remediate contamination from past releases of wastes into the environment. Failure to comply with these statutes, rules and regulations may result in the assessment of administrative, civil and even criminal penalties. The most significant environmental obligations applicable to our operations relate to compliance with the federal Oil Pollution Act and the Clean Water Act. The Oil Pollution Act and its implementing regulations ("OPA") establish requirements for the prevention of oil spills and impose liability for damages resulting from spills into waters of the United States. OPA also requires operators of offshore oil production facilities, such as our facilities in the Gulf of Mexico, to demonstrate to the U.S. Minerals Management Service that they possess at least $35.0 million in financial resources that are available to pay for costs that may be incurred in responding to an oil spill. The Clean Water Act and its implementing regulations impose restrictions and strict controls on the discharge of wastes into the waters of the United States, including discharges of oil, produced water and sand, drilling fluids, drill cuttings, and other wastes typically generated by the oil and gas industry. Although we believe that we are in compliance with the requirements of OPA, the Clean Water Act and other statutes governing the discharge of materials into the environment, the cost of compliance with this federal and state legislation could have a significant impact on our financial ability to carry out our oil and gas operations.

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

ITEM 2. PROPERTIES.

     We concentrate our principal operations in the federal waters of the Gulf of Mexico and its coastal regions. In addition to the information below, we encourage you to read "Management's Discussion and Analysis of Financial Condition and Results of Operations" found on pages 9 through 18 and "Consolidated Financial Statements and Notes to Consolidated Financial Statements" found on pages 26 through 41. Note 2 -- Oil and Gas Properties and
Note 9 -- Oil and Gas Reserves and Present Value Disclosures in our Notes to Consolidated Financial Statements provide detailed information concerning costs incurred, proved oil and gas reserves, and discounted future net revenue for proved reserves.

LEASEHOLD ACREAGE

     Our leasehold acreage of oil and gas properties at December 31, 2002, was as follows:

                                                     UNDEVELOPED         DEVELOPED
                                                  -----------------   ----------------
                                                   GROSS      NET      GROSS     NET
                                                  -------   -------   -------   ------
Offshore........................................  305,155   155,630   165,450   70,084
Onshore.........................................   88,624    28,244    27,250    8,152
                                                  -------   -------   -------   ------
Total...........................................  393,779   183,874   192,700   78,236
                                                  =======   =======   =======   ======

PROVED OIL AND GAS RESERVES

     Net proved oil and gas reserves at December 31, 2002, as evaluated by independent reserve engineers, Netherland, Sewell & Associates, Inc., are summarized below. The quantities of proved oil and gas reserves discussed in this section include only the amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that we expect to recover commercially using current prices, costs, existing regulatory practices and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

                                                     NET OIL    NET GAS        PRE-TAX
                                                     RESERVES   RESERVES    PRESENT VALUE
                                                      MBBLS       MMCF     DISCOUNTED @10%
                                                     --------   --------   ---------------
                                                                           (IN THOUSANDS)
Offshore Gulf of Mexico............................    8,952    118,651       $417,693
Onshore Gulf Coast.................................    4,162      6,316         51,559
                                                      ------    -------       --------
Total..............................................   13,114    124,967       $469,252
                                                      ======    =======       ========

     In our 2002 year-end reserve report we used December 31, 2002, West Texas Intermediate posted price of $28.00 per barrel and a Gulf Coast spot market price of $4.74 per MMBtu adjusted by property for energy content, quality, transportation fees, and regional price differentials. We estimated the costs based on the prior year costs incurred for individual properties or similar properties if a particular property did not produce during the prior year.

PRODUCING PROPERTIES

     The table below summarizes our ownership in producing wells at the end of each of the last three years.

                                                           AT DECEMBER 31,
                                            ---------------------------------------------
                                                2002            2001            2000
                                            -------------   -------------   -------------
                                            GROSS    NET    GROSS    NET    GROSS    NET
                                            -----   -----   -----   -----   -----   -----
Oil wells
  Offshore Gulf of Mexico.................    25     8.67     21     6.72     14     3.57
  Onshore Gulf Coast......................    32    12.89     35    13.61     29    11.13
                                             ---    -----    ---    -----    ---    -----
Total.....................................    57    21.56     56    20.33     43    14.70
                                             ===    =====    ===    =====    ===    =====
Gas wells
  Offshore Gulf of Mexico.................    35    11.19     38    11.02     29     7.68
  Onshore Gulf Coast......................    75    18.52     97    23.65     85    20.92
                                             ---    -----    ---    -----    ---    -----
Total.....................................   110    29.71    135    34.67    114    28.60
                                             ===    =====    ===    =====    ===    =====

     The decline in the gross number of wells from 2001 to 2002 is attributable to the sale of 8 wells and the discontinuance of production from a number of marginal wells.

     Our offshore Gulf of Mexico properties account for approximately 80% of our oil production and approximately 92% of our gas production. In addition, total revenues from offshore Gulf of Mexico oil and gas production during 2002 accounted for approximately 89% of our total oil and gas revenues. We owned varying working interests (5% to 100%) in 94 offshore Gulf of Mexico blocks at December 31, 2002, and currently produce from 30 of these blocks. Three additional blocks are currently under development. We operate 17 of these 33 blocks. All of these blocks are located in water depths of less than 600 feet on the outer continental shelf of the Gulf of Mexico. In addition, we have invested in long-term 3-D seismic licensing agreements covering approximately 2,700 blocks in this area. Our agreements combined with our computer technology, provide our technical team immediate in-house access to these seismic data.

     During 2002 we successfully drilled and completed 11 exploratory wells on 8 different properties in the offshore Gulf of Mexico. In addition, we, as operator, constructed and installed or will install 6 production platforms and drilled and completed 2 development wells on 2 different properties.

     Our onshore Gulf Coast area properties are principally located in the State of Mississippi and along the Texas gulf coast. In 2002, these properties accounted for approximately 20% of our oil production and approximately 8% of our gas production. We drilled a total of 9 wells on our onshore properties during 2002 and completed 6 wells as producers. Our working interests in these wells range from 15% to 50%.

DRILLING ACTIVITIES

     The following is a summary of our exploration and development drilling activities for the past three years.

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                  ------------------------------------------------------------------------------------
                                             2002                         2001                         2000
                                  --------------------------   --------------------------   --------------------------
                                     GROSS          NET           GROSS          NET           GROSS          NET
                                  -----------   ------------   -----------   ------------   -----------   ------------
                                  PROD.   DRY   PROD.   DRY    PROD.   DRY   PROD.   DRY    PROD.   DRY   PROD.   DRY
                                  -----   ---   -----   ----   -----   ---   -----   ----   -----   ---   -----   ----
Exploratory
Offshore Gulf of Mexico.........   11      4    5.28    1.66    13      2    4.77    0.91    12     --    5.45      --
Onshore Gulf Coast..............    5      3    1.66    0.75     9      3    2.81    0.90    18      6    4.40    2.27
                                   --     --    ----    ----    --     --    ----    ----    --     --    ----    ----
Total...........................   16      7    6.94    2.41    22      5    7.58    1.81    30      6    9.85    2.27
                                   ==     ==    ====    ====    ==     ==    ====    ====    ==     ==    ====    ====
Development
Offshore Gulf of Mexico.........    2     --    0.66      --     2     --    0.58      --     3     --    1.05      --
Onshore Gulf Coast..............    1     --    0.13      --     5      2    1.11    0.55     2     --    0.89      --
                                   --     --    ----    ----    --     --    ----    ----    --     --    ----    ----
Total...........................    3     --    0.79      --     7      2    1.69    0.55     5     --    1.94      --
                                   ==     ==    ====    ====    ==     ==    ====    ====    ==     ==    ====    ====

     We had an interest in 1 well (0.25 net) in progress at December 31, 2002, 2 wells (0.80 net) in progress at December 31, 2001, and 2 wells (0.65 net) in progress at December 31, 2000.

OTHER PROPERTY AND OFFICE LEASE

     We own several non-contiguous tracts of land covering approximately 2,500 surface acres in Southern Louisiana and Southern Mississippi. We lease approximately 17,000 square feet of office space in Dallas, Texas. The lease on this office space expires in April 2008.

ITEM 3. LEGAL PROCEEDINGS.

     We are not a party to any material legal proceedings at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock trades on the New York Stock Exchange under the symbol REM. Prior to June 20, 2002, we traded on the Nasdaq National Market under the symbol ROIL and on the Pacific Exchange under the symbol REM.P. The following table sets forth the high and low closing price per share for the periods indicated.

                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
2003
  First Quarter through March 27, 2003......................  19.75    16.63
2002
  Fourth Quarter............................................  17.900   14.190
  Third Quarter.............................................  19.450   13.460
  Second Quarter............................................  21.670   16.950
  First Quarter.............................................  20.570   15.100
2001
  Fourth Quarter............................................  18.350   13.030
  Third Quarter.............................................  17.060   11.440
  Second Quarter............................................  19.190   12.125
  First Quarter.............................................  16.250   11.625

     On March 27, 2003, the last reported sales price for our common stock was $17.16 per share. On that date, there were 726 stockholders of record, including 92 stockholders of record of class A common stock and 107 stockholders of record of class B common stock who had not yet surrendered their old stock for the new common stock to which they are entitled.

     We have not declared or paid any cash dividends during the past ten years. Our credit facility agreement prohibits our paying dividends. The determination of future cash dividends, if any, will depend upon, among other things, our financial condition, cash flow from operating activities, the level of our capital and exploration expenditure needs, future business prospects, and renegotiation of our line of credit.

     The remaining information called for by this item relating to "Securities Authorized for Issuance under Equity Compensation Plans" is reported in Item 12, Security Ownership of Certain Beneficial Owners and Management, beginning on page 57 of this report.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements. In addition, you should also read our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. below.

                                             2002(1)     2001(1)      2000(1)      1999       1998(1)
                                            ---------   ----------   ---------   ---------   ---------
                                            (IN THOUSANDS, EXCEPT PRICES, VOLUMES, AND PER SHARE DATA)
FINANCIAL
Total revenue.............................  $104,186    $ 116,068    $100,100    $ 45,430    $ 87,689
Net income (loss).........................  $ 11,332    $   8,344    $ 45,044    $ (3,703)   $ 13,617
Basic income (loss) per share.............  $   0.45    $    0.38    $   2.10    $  (0.17)   $   0.67
Diluted income (loss) per share...........  $   0.42    $    0.35    $   1.99    $  (0.17)   $   0.66
Total assets..............................  $288,993    $ 240,432    $192,474    $119,326    $130,229
8 1/4% convertible subordinated notes.....  $     --    $      --    $  5,880    $  5,950    $ 38,371
Other bank debt...........................  $ 37,400    $  71,000    $ 27,428    $ 30,028    $  3,500
Stockholders' equity......................  $193,660    $ 125,338    $102,708    $ 56,054    $ 59,699
Total shares outstanding..................    26,236       22,651      21,564      21,285      21,247
Cash Flow
  Net cash flow from operations...........  $ 71,420    $  99,025    $ 69,963    $ 19,180    $ 54,040
  Net cash flow from investing............  $(92,126)   $(119,242)   $(57,511)   $(25,911)   $(38,149)
  Net cash flow from financing............  $ 16,258    $  21,463    $  1,323    $ (7,931)   $ (1,425)
OPERATIONAL
Proved reserves(2)
  Oil (MBbls).............................    13,114       13,865      10,370       7,177       5,519
  Gas (MMcf)..............................   124,967      111,920      88,650      65,508      52,709
Future discounted net revenue(2)
  Before estimated income taxes...........  $469,252    $ 238,869    $670,476    $163,665    $ 70,118
  After estimated income taxes............  $351,042    $ 199,983    $458,649    $126,868    $ 63,467
Average sales price
  Oil (per Bbl)...........................  $  24.04    $   22.93    $  27.11    $  15.48    $  10.99
  Gas (per Mcf)...........................  $   3.33    $    3.99    $   3.97    $   2.42    $   3.22
Average production (net sales volume)
  Oil (Bbls per day)......................     4,736        3,423       3,336       3,242       3,411
  Gas (Mcf per day).......................    47,804       58,448      35,340      27,229      17,488

---------------

(1) Financial results for 2002 include an $8.1 million charge for impairment of long-lived properties. For 2001 financial results include a $13.5 million charge for the final settlement of the Phillips Petroleum litigation and a $10.6 million charge for impairment of long-lived properties. The results for 2000 include $12.5 million gain on sale of certain South Texas properties, and for 1998 include $49.8 million in other income from the termination of our gas sales contract and an $18.0 million charge recorded for the Phillips Petroleum judgment.

(2) The quantities of proved oil and gas reserves discussed in this table include only the amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that we can commercially recover using current prices, costs, and existing regulatory practices and technology. We base future discounted net revenues on year-end prices. Any changes in future prices, costs, regulations, technology, or other unforeseen factors could significantly increase or decrease the proved reserve estimates.

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

LONG-TERM STRATEGY AND BUSINESS DEVELOPMENTS

     Our long-term strategy is to increase our oil and gas production and reserves while keeping our operating costs and our finding and development costs competitive with our industry peers. Over the last three years, we have invested $297.7 million in oil and gas properties, found 191.8 Bcfe of proved reserves and replaced 249% of our production at an average finding and development cost of $1.55 per Mcfe. The following table reflects our results during the last three years.

                                                      % INCREASE              % INCREASE
                                             2002     (DECREASE)     2001     (DECREASE)     2000
                                           --------   ----------   --------   ----------   --------
Production:
  Oil MBbls..............................     1,729       38%         1,249        2%         1,221
  Gas MMcf...............................    17,448      (18)%       21,334       65%        12,934
                                           --------      ---       --------       --       --------
Total MMcfe(1)...........................    27,822       (3)%       28,828       42%        20,260
                                           ========      ===       ========       ==       ========
Proved reserves:
  Oil MBbls..............................    13,114       (5)%       13,865       34%        10,370
  Gas MMcf...............................   124,967       12%       111,920       26%        88,650
                                           --------      ---       --------       --       --------
Total MMcfe(1)...........................   203,651        4%       195,110       29%       150,870
                                           ========      ===       ========       ==       ========
Operating costs per Mcfe.................  $   0.56        6%      $   0.53        2%      $   0.52
Finding costs per Mcfe(2)................  $   2.40       43%      $   1.68       73%      $   0.97
Percentage of production replaced(3).....       150%                    253%                    380%

---------------

(1) Barrels of oil are converted to Mcf equivalents (Mcfe) at the ratio of 1 barrel of oil equals 6 Mcf of gas.

(2) Finding costs include acquisition, development and exploration costs (including exploration costs such as seismic acquisition costs).

(3) Reserves sold (5.5 Bcfe in 2002 and 14.4 Bcfe in 2000) are excluded from this calculation.

CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements for inclusion in this report using accounting principles that are generally accepted in the United States ("GAAP"). Our Notes to Consolidated Financial Statements included on pages 26 through 41 in this report have a more comprehensive discussion of our significant accounting policies. GAAP represents a comprehensive set of accounting and disclosure rules and requirements. We must make judgments, estimates, and in certain circumstances, choices between acceptable GAAP alternatives as we apply these rules and requirements.

  SUCCESSFUL EFFORTS METHOD OF ACCOUNTING

     Oil and gas exploration and production companies choose one of two acceptable accounting methods, successful-efforts or full cost. The most significant difference between the two methods relates to the accounting treatment of drilling costs for unsuccessful exploration wells ("dry holes") and exploration costs. Under the successful-efforts method, we recognize exploration costs and dry hole costs as an expense on the income statement when incurred and capitalize the costs of successful exploration wells as oil and gas properties. Entities that follow the full cost method capitalize all drilling and exploration costs including dry hole costs into one pool of total oil and gas property costs.

     We use the successful-efforts method because we believe that it more conservatively reflects on our balance sheet historical costs that have future value. However, using successful-efforts often causes our income statement to fluctuate significantly between reporting periods based on our drilling success or failure during the periods.

     It is typical for companies that drill a significant number of exploration wells, as we do, to incur dry hole costs. During the last three years we have drilled 86 exploration wells, of which 18 were considered dry holes. Our dry hole costs charged to expense during this period totaled $30.0 million out of total exploratory drilling costs of $124.8 million. It is impossible to predict future dry holes; however we estimate that between 20% and 30% of our exploration wells and exploration drilling costs will be dry holes, based on past experience.

  PROVED RESERVE ESTIMATES

     Independent reserve engineers prepare our oil and gas reserve estimates using guidelines put forth under GAAP and by the Securities and Exchange Commission. The quality and quantity of data, the interpretation of the data, and the accuracy of mandated economic assumptions combined with the judgment exercised by the reserve engineers affect the accuracy of the estimated reserves. In addition, drilling or production results after the date of the estimate may cause material revisions to the reserve estimates. You should not assume that the present value of the future net cash flow disclosed in this report reflects the current market value of the oil and gas reserves. In accordance with the Securities and Exchange Commission's guidelines, we use prices and costs determined on the date of the estimate and a 10% discount rate to determine the present value of future net cash flow. Actual prices and costs may vary significantly, and the discount rate may or may not be appropriate based on outside economic conditions.

     In our 2002 year-end reserve report we used December 31, 2002, West Texas Intermediate posted price of $28.00 per barrel and a Gulf Coast spot market price of $4.74 per MMBtu adjusted by property for energy content, quality, transportation fees, and regional price differentials. We estimated the costs based on the prior year costs incurred for individual properties or similar properties if a particular property did not have production during the prior year. While we believe that future costs can be reasonably estimated, future prices are difficult to estimate since the market prices are influenced by events beyond our control. Current world political events have caused oil prices to increase significantly since December 31, 2002. Future global economic and political events will most likely result in significant fluctuations in future oil prices. In addition, cold weather during the first quarter of 2003 in the United States has resulted in significant fluctuations in natural gas prices.

  DEPLETION, DEPRECIATION, AND AMORTIZATION OF OIL AND GAS PROPERTIES

     We calculate depletion, depreciation, and amortization expense ("DD&A") using the estimates of proved oil and gas reserves. We segregate the costs for individual or contiguous properties or projects and record DD&A of these property costs separately using the units of production method. Material downward revisions in reserves increase the DD&A per unit and reduce our net income; likewise, material upward revisions lower the DD&A per unit and increase our net income.

  IMPAIRMENT OF OIL AND GAS PROPERTIES

     Because we account for our proved oil and gas properties separately, we assess our assets for impairment property by property rather than in one pool of total oil and gas property costs. This method of assessment is another feature of successful-efforts method of accounting. Certain unforeseeable events such as significantly decreased long-term oil or gas prices, failure of a well or wells to perform as projected, insufficient data on reservoir performance, and/or unexpected or increased costs may cause us to record an impairment expense on a particular property. We base our assessment of possible impairment using our best estimate of future prices, costs and expected net cash flow generated by a property. We estimate future prices based on NYMEX 12 month strips, adjusted for basis differential and escalate both the prices and the costs for inflation if appropriate. If these estimates indicate an impairment, we measure the impairment expense as the difference between the net book value of the asset and its estimated fair value measured by discounting the future net cash flow from the property at an appropriate rate. Actual prices, costs, discount rates, and net cash flow may vary from our estimates.

     In 2002, we adopted Statement of Financial Accounting ("SFAS") Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121 "Accounting for Impairment of Long-Lived Assets." The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this statement did not have a material effect on our balance sheet or income statement in 2002.

     We recognized impairment expenses during the last three years as follows:

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                               2002     2001     2000
                                                              ------   -------   ----
                                                                  (IN THOUSANDS)
Unproved properties.........................................  $1,640   $   616   $811
Proved properties...........................................   6,441    10,000     48
                                                              ------   -------   ----
Total impairment expense....................................  $8,081   $10,616   $859
                                                              ======   =======   ====

     Through December 31, 2001, we assessed the capitalized costs of unproved properties periodically to estimate whether their value has been impaired below the capitalized costs, recognizing a loss to the extent such impairment was indicated. In making these estimations, we considered factors such as exploratory drilling results, future drilling plans and lease expiration terms. Effective January 1, 2002, we estimate the amount of individually insignificant unproved properties which will prove unproductive by amortizing the balance of our individually immaterial unproved property costs (adjusted by an anticipated rate of future successful development) over an average lease term. The effect of this change in estimate was not material to our results of operations. Individually significant properties will continue to be evaluated periodically on a separate basis for impairment. We will transfer the original cost of an unproved property to proved properties when we find commercial oil and gas reserves sufficient to justify full development of the property. The impairment of unproved properties for the prior two years primarily resulted from the actual (due to unsuccessful exploration results) or impending forfeiture of leaseholds.

     We impaired proved properties for 2002 and 2001 because of insufficient future net cash flows based on the proved developed reserves as determined by our independent reserve engineers. The properties impaired in 2002, included two properties in the Gulf of Mexico which totaled $3.5 million and two in the onshore Gulf Coast which totaled $2.9 million. During 2001, we impaired three proved properties in the offshore Gulf of Mexico that accounted for $8.7 million and one proved property in South Texas that accounted for $1.3 million of the total $10.0 million. The impairment expense on proved properties for 2000 resulted form insufficient oil and gas reserves on a small property in Alabama.

     Under the above critical accounting policies our net income can vary significantly from period to period because events or circumstances which trigger recognition as an expense for unsuccessful wells or impaired properties cannot be accurately forecast. In addition, selling prices for our oil and gas fluctuate significantly. Therefore we focus more on cash flow from operations and on controlling our finding and development, operating, administration, and financing costs.

  ACCOUNTING FOR STOCK BASED COMPENSATION

     In June 1999, the Board of Directors approved contingent stock grants to our employees and directors. In order for the grants to become effective, the price of our stock had to increase from $4.19 per share to a trigger price of $10.42 per share and close at or above $10.42 per share for 20 consecutive trading days. Further, the trigger price had to be achieved within 5 years of the grant date. This increase from $4.19 per share to $10.42 per share represented a compound annual rate of return of 20% for 5 years. On the grant date we did not record any amounts for expense, liability, or equity because the measurement date for determining the compensation cost depended on the occurrence of an event after the date of grant. Therefore, we could not be sure that we would incur any expense as a result of the grants, and we could not reasonably estimate the amount of possible expense.

     January 24, 2001, became the measurement date when the stock price closed above the trigger price for the twentieth consecutive trading day. On that date, we measured the total compensation cost at $8.1 million which was the total number of shares granted multiplied by the market price on that date. We recorded $8.1 million as restricted common stock, $5.7 million as unearned compensation reported as a separate reduction in stockholders' equity on the balance sheet, and $2.4 million as stock based compensation expense. The $2.4 million stock based compensation expense recorded in the first quarter of 2001 included a "catch up" amortization from the date of the grant to the measurement date of the total compensation cost because the cost should be recognized over the time period in which the stock grant vested to the employees or directors. We recorded $3.5 million in 2001 and $1.4 million in 2002 as stock based compensation expense related to the grants. At December 31, 2002, $3.2 million of the unearned compensation remained unamortized and will be amortized as the shares vest during the next three years. The vesting period could accelerate in the event of a change in control of the company or the death or permanent disability of an employee. A shorter vesting period would accelerate the amortization period. Except as noted above, the shares will be issued only to the extent the employees and directors remain with the company through the vesting dates.

     In accounting for stock options granted to employees and directors, we have chosen to continue to apply the accounting method promulgated by Accounting Principles Board Opinion ("APB") No. 25 rather than apply an alternative method permitted by SFAS No. 123. Under APB No. 25, at the time of grant we do not record compensation expense on our income statement for stock options granted to employees or directors. If we applied an alternative method permitted by SFAS No. 123, our net income would be lower than actually reported. We disclose in our Notes to Consolidated Financial Statements the pro-forma effect on our income statement if we were to record the estimated fair value of stock options on the date granted and amortize the expense over the expected vesting of the grant. We chose the APB No. 25 method because we believe that the true cost of options is reflected under this method. If and when the market price of the stock exceeds the option exercise price, the potential dilution is reflected in diluted earnings per share. We believe this dilution is the only true cost of the option. Further, we believe that also including a theoretical or estimated dollar expense in the income statement amounts to double-counting in calculating diluted income per share -- subtracting an amount from the numerator and adding an amount to the denominator to reflect the same non-cash item.

  DEFINED BENEFIT PENSION PLAN

     Total assets at fair market value (public market prices for equity and fixed income mutual funds) for our two defined benefit pension plans were $4.5 million which exceeded the total accumulated benefit obligation as of December 31, 2002. We recorded $396,000 in pension expense and contributed $2.3 million to the plans during 2002. We have consistently used an 8% estimate for our long-term rate of return on plan assets and believe that this remains appropriate based on our plans' historical rates of return and on long-term historical rates of return for indices similar to our current plan asset allocation of equities (75%) and fixed income securities (25%). If however, we reduced the assumed rate of return by 50 basis points, our projected 2003 pension plan expense would increase by approximately $21,000 and our net income would decrease by approximately $14,000.

     The discount rate is another critical assumption in determining pension liabilities and expenses. We are required to use a rate that approximates the market rate for high quality, long-term fixed income investments. Accordingly, we reduced our discount rate assumption from 7.25% in 2001 to 6.5% in 2002. A lower discount rate increases the calculated present value of benefit obligations and increases pension expense. If the discount rate decreases by 50 basis points, our projected 2003 pension expense would increase by approximately $268,000, and our net income would decrease by approximately $174,000.

LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes our contractual obligations and commercial commitments as of December 31, 2002.

                                                         PAYMENTS DUE BY PERIOD
                                   ------------------------------------------------------------------
                                    TOTAL    LESS THAN 1 YEAR   1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
                                   -------   ----------------   ---------   ---------   -------------
                                                             (IN THOUSANDS)
Contractual obligations
  Bank debt......................  $37,400        $   --         $37,400      $ --          $ --
  Other long-term payables.......  $ 3,218        $1,715         $ 1,503      $ --          $ --
  Office lease...................  $ 2,468        $  441         $   920      $984          $123
                                   -------        ------         -------      ----          ----
Total............................  $43,086        $2,156         $39,823      $984          $123
                                   =======        ======         =======      ====          ====

     On December 31, 2002, our current assets exceeded our current liabilities by $3.2 million. Our current ratio was 1.07 to 1.00.

     Cash flow provided by operations before changes in working capital accounts for the year ended December 31, 2002, increased by $1.6 million, or 2%, compared to the prior year. We expect that our cash flow provided by operations before changes in working capital accounts for 2003 to increase because of higher projected oil and gas prices, increased production from new properties, and consistent operating, general and administrative and interest and financing costs per Mcf equivalent (Mcfe). The table below reflects our revenue and cost structure on an Mcfe basis for the primary components of our cash flow provided by operations before changes in working capital for the past three years.

                                                           YEARS ENDING DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Production (MMcfe)......................................   27,821    28,828    20,260
Operating revenue
  Oil and gas sales.....................................  $  3.58   $  3.94   $  4.17
  Other income (excluding gains from sale of
     properties)........................................     0.01      0.08       .15
                                                          -------   -------   -------
Total operating revenue.................................     3.59      4.02      4.32
                                                          -------   -------   -------
Costs and expenses
  Operating costs.......................................     0.56      0.53       .52
  Exploration costs (excluding dry hole costs)..........     0.03      0.12       .06
  General and administrative............................     0.19      0.20       .28
  Interest and financing expense........................     0.08      0.13       .22
                                                          -------   -------   -------
Total recurring costs...................................     0.86      0.98      1.08
                                                          -------   -------   -------
Net cash provided by operations before changes in
  working capital.......................................  $  2.73   $  3.04   $  3.24
                                                          =======   =======   =======

     Our cash flow from operations before changes in working capital fluctuates primarily because of our oil and gas sales, excluding the effects of significant unforeseen expenses or other income. Our oil and gas production will vary based on actual well performance or may be curtailed due to factors beyond our control. Hurricanes in the Gulf of Mexico will shut down our production for the duration of the storm, or as in the case of Hurricane Lili in 2002, damage production facilities so that we cannot produce a particular property for an extended amount of time. In addition, downstream activities on major pipelines in the Gulf of Mexico can also cause us to shut-in production for various lengths of time. Oil and gas prices will also vary significantly due to world political events, supply and demand of products, or weather patterns in the geographical United States. We sell the vast majority of our production at spot market prices. Accordingly, product price volatility can significantly affect our cash flow. To mitigate affects of this volatility, we sometimes lock in prices for some portion of our production (usually less than 33%) through the use of forward sale agreements. See additional discussion under Commodity Price Risk in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     Significant changes in our working capital accounts from 2001 to 2002 include an increase in our accounts receivable (a decrease in our cash flow provided by operations) due to higher oil and gas prices, increased production and increased balances due from our joint interest participants due to an increase in operating activities (drilling wells and facilities construction) at year end. Cash flow provided by operations decreased due to an increase in prepaid expenses and other current assets because of an increase in prepaid drilling costs on non-operated properties and increased pension plan contributions. In addition, due to the increase in operating activities our accounts payable increased by $13.3 million.

     We incurred capital and exploration expenditures totaling $100.5 million during 2002. The capital expenditures included $4.2 million for leasehold acquisition, $45.4 million for exploration costs, $50.9 million for development costs including platform and facilities construction. During the year, we built and installed, or will install in 2003, 6 offshore platforms and facilities. In addition, in 2002 we drilled 23 exploration wells and 3 development wells.

     We expect to continue to make significant capital expenditures over the next several years as part of our long-term growth strategy. We have budgeted $96.1 million for capital expenditures in 2003. Our 2003 capital and exploration budget includes $51.3 million for 30 exploratory wells. We project that we will spend $45.2 million on 21 wells in the Gulf of Mexico and $6.1 million on 9 onshore wells in South Texas and Mississippi. The budget also includes $25.8 million for platforms and development drilling on operated discoveries at South Marsh Island block 24, West Cameron blocks 416, 417 and 426, East Cameron block 185, and Eugene Island blocks 299, 302 and 397. The remaining $19.0 million will be allocated to leasehold acquisitions, seismic acquisitions, and workovers. We expect that our cash, estimated future cash flow from operations, and available bank line of credit will be adequate to fund these expenditures for the remainder of 2003.

     If our exploratory drilling results in significant new discoveries, we will have to acquire additional capital in order to finance the completion, development, and potential additional opportunities generated by our success. We believe that, because of the additional reserves resulting from the exploratory success and our record of reserve growth in recent years, we will be able to acquire sufficient additional capital through additional bank financing and /or offerings of debt or equity securities.

     In March 2002 we issued 3.0 million shares of common stock at $18.50 per share. Net proceeds from the offering totaled approximately $52.8 million. We used $44.0 million of the net proceeds to reduce outstanding bank debt from $71.0 million to $27.0 million, and we used the remainder for working capital.

     As of December 31, 2002, our amended credit facility has a borrowing base of $75.0 million. As of March 21, 2003, we had $37.4 million borrowed under the facility. The banks review the borrowing base semi-annually and may increase or decrease the borrowing base at their discretion relative to the new estimate of proved oil and gas reserves. The banks will reevaluate the borrowing base in April 2003. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends. Unless renewed or extended, the line of credit expires on May 3, 2004, when all principal becomes due.

     The most significant financial covenants in the line of credit include maintaining a minimum current ratio (as defined in the agreement) of 1.0 to 1.0, a minimum tangible net worth of $85.0 million plus 50% of net income (accumulated from the inception of the agreement) and 100% of any non-redeemable preferred or common stock offerings, and interest coverage of 3.0 to 1.0. We are currently in compliance with these financial covenants in all material respects. If we don't comply with these covenants, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

RESULTS OF OPERATIONS

     In 2002, we recorded net income totaling $11.3 million or $0.45 basic income per share, and $0.42 diluted income per share, compared to a net income of $8.4 million or $0.38 basic income per share and $0.35 diluted income per share in 2001. The increase in net income resulted primarily from lower total costs and expenses, primarily the $13.5 million settlement expense for Phillips Petroleum recorded in 2001. In addition, total revenues decreased by 10% primarily because of lower gas prices.

     The following table discloses the net oil and gas production volumes, sales, and sales prices for each of the three years ended December 31, 2002, 2001, and 2000. The table is an integral part of the following discussion of results of operations for the periods 2002 compared to 2001 and 2001 compared to 2000.

                                                        % INCREASE             % INCREASE
                                               2002     (DECREASE)    2001     (DECREASE)    2000
                                             --------   ----------   -------   ----------   -------
Oil production volume (MBbls)..............     1,729       38%        1,249        2%        1,221
Oil sales revenue..........................  $ 41,564       45%      $28,637      (13)%     $33,106
Price per Bbl..............................  $  24.04        5%      $ 22.93      (15)%     $ 27.11
Increase (decrease) in oil sales revenue
  due to:
Change in prices...........................  $  1,386                $(5,104)
Change in production volume................    11,541                    635
                                             --------                -------
Total increase (decrease) in oil sales
  revenue..................................  $ 12,927                $(4,469)
                                             ========                =======
Gas production volume (MMcf)...............    17,448      (18)%      21,334       65%       12,934
Gas sales revenue..........................  $ 58,138      (32)%     $85,032       66%      $51,291
Price per Mcf..............................  $   3.33      (17)%     $  3.99        1%      $  3.97
Increase (decrease) in gas sales revenue
  due to:
Change in prices...........................  $(14,080)               $   259
Change in production volume................  $(12,814)                33,482
                                             --------                -------
Total increase (decrease) in gas sales
  revenue..................................  $(26,894)               $33,741
                                             ========                =======

  2002 COMPARED TO 2001

     Oil sales revenue increased by $12.9 million, or 45%, because oil production increased by 479,000 barrels, or 38%, and average oil prices increased by $1.11 or 5%. Oil production from offshore Gulf of Mexico increased by 574,000 barrels, or 71%, because of production from new properties. Oil production from onshore gulf coast properties decreased by 95,000 barrels, or 21%, because of natural depletion of the existing producing properties and the sale of certain properties in South Texas in April 2002. Average prices increased from $22.93 in 2001 to $24.04 in 2002, which increased oil revenues by $1.4 million.

     Gas sales revenue decreased by $26.9 million, or 32% because of lower average gas prices and lower production. Average gas prices decreased from $3.99 per Mcf in 2001 to $3.33 per Mcf, or 17%, in 2002, causing gas sales revenues to decrease by $14.1 million. Production decreased by 4.0 Bcf, or 18%, primarily because of lower gas production from the offshore Gulf of Mexico. During the fourth quarter of 2001 we lost production from a well on East Cameron block 364. The production from this property during 2001 was 3.1 Bcf compared to 0.3 Bcf during 2002. The decrease from this property was partially offset by increased gas production from new offshore properties.

     Other income increased primarily because of a $4.1 million gain on the sale of certain immaterial South Texas properties in April 2002.

     Total operating costs remained unchanged. However, operating costs per Mcfe increased from $0.53 to $0.56, or 6% primarily because of new operated properties in the Gulf of Mexico and fixed platform costs on certain properties with decreased production (due to natural depletion and hurricanes during September and October of 2002) partially offset by lower workover costs during 2002 compared to the prior year.

     Impairment expense for 2002 included a $6.4 million charge for impaired proved property costs and $1.6 million for amortization of unproved property costs. During 2001, we recorded $10.0 million for impairment charges of proved property costs and $616,000 for impairment of unproved property costs.

     Exploration expenses increased by $2.5 million, or 19%, because of increased dry hole costs during 2002 partially offset by a $2.7 million decrease in seismic expenses in 2002 compared to 2001. Depreciation, depletion and amortization expense increased by $265,000, or less than 1% for the year ended December 31, 2002, compared to the prior year. During 2002, depreciation, depletion and amortization increased to $1.38 per Mcfe from $1.33 per Mcfe in 2001.

     General and administrative expenses decreased by $410,000, or 7%, due primarily to lower legal fees. Stock based compensation expense decreased by $2.1 million or 56% because in 2001 we included a "catch up" provision related to the contingent stock grants. The catch up included the period June 1999 (the date of the grant) to January 2001 (the date of measurement). The grant became effective in January 2001 when the requirements for the triggering of the stock grants were achieved. During the second quarter of 2001, we settled the Phillips litigation and charged $13.5 million to settlement expense. Interest and financing expense decreased because of lower interest rates and lower outstanding debt. Income taxes increased by $2.5 million as a result of increased income before taxes.

  2001 COMPARED TO 2000

     Oil production increased by 2% in 2001 compared to the prior year because of a 15% increase in offshore Gulf of Mexico production partially offset by lower oil production from Mississippi and South Texas. Oil production from the Gulf of Mexico increased because of new wells that began producing in 2001. Average oil prices decreased 15% during 2001 which in turn caused oil sales revenues to be $5.1 million lower.

     Gas sales revenue increased by $33.7 million or 66% because of a 65% increase in production compared to 2000. Production from the offshore Gulf of Mexico increased by 8.6 Bcf, or 83%, while gas production from South Texas decreased by 0.4 Bcf, or 7%. Five offshore properties began to produce for the first time during 2001 and three additional offshore properties increased their production significantly either from new wells drilled and completed or because 2001 was their first full year of production. We expected the decrease in production from South Texas after we sold certain properties in 2000. The change in average prices did not affect total gas revenues significantly.

     Interest income decreased by $467,000, or 32% because of lower rates earned on our short-term investments and because we used the $9.0 million of restricted cash previously set aside for the Phillips Petroleum judgment in the settlement of that litigation in May 2001. Other income decreased because we had a non-recurring $12.5 million gain from the sale of South Texas properties in 2000.

     Operating costs and expenses increased by $4.9 million, or 46%, because of new producing properties. However, operating expenses per Mcfe increased to $0.53 from $0.52, or less than 2%. Exploration expenses increased by $5.4 million, or 70%, because of increased dry hole costs for two offshore and one onshore well compared to six onshore wells in 2000. Offshore wells typically are significantly more costly than the onshore wells. The impairment expense for 2001 primarily resulted from insufficient future net cash flow for three offshore Gulf of Mexico properties, which accounted for $8.7 million, one South Texas property, which accounted for $1.3 million, and one unproved offshore Gulf of Mexico property lease that was forfeited in 2002 which accounted for $616,000. Depreciation, depletion and amortization expense increased by $17.3 million because of production from new properties.

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

NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 143 "Accounting for Asset Retirement Obligations" will be effective for years beginning after June 15, 2002. The statement requires that we estimate the fair value for our asset retirement obligations (dismantlement and abandonment of oil and gas wells and offshore platforms) in the periods the assets are first placed in service. Currently we accrue the estimated liability for dismantlement and abandonment over the life of the property using a unit of production method. Because of this new standard, effective January 1, 2003, we must increase both our recorded assets and liabilities by the estimated cost of the ultimate asset retirement obligation. We will then increase the estimated obligation amount by contingency and inflation factors, and then discount the total amount to present value. Further, on a periodic basis we will record the accretion of the discount. For properties owned at December 31, 2002, we estimate the undiscounted asset retirement obligation to be approximately $15.0 million. We will also amortize the cost into depletion, depreciation, and amortization expense. The charges to the income statement will not be materially different under this standard as compared to our present method.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. We disclose in our Notes to Consolidated Financial Statements the pro-forma effect on our income statement if we were to record the estimated fair value of stock options on the date granted and amortize the expense over the expected vesting of the grant.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and financial reporting for costs associated with certain exit or disposal activities. We do not anticipate initiating any activities that are subject to this standard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     Our revolving bank line of credit is sensitive to changes in interest rates. At December 31, 2002, the unpaid principal balance under the line was $37.4 million which approximates its fair value. The interest rate on this debt is based on a premium of 150 to 225 basis points over the London Interbank Offered Rate ("Libor"). The rate is reset periodically, usually every three months. If on December 31, 2002, Libor changed by one full percentage point (100 basis points) the fair value of our revolving debt would change by approximately $93,000. We have not entered into any interest rate hedging contracts.

COMMODITY PRICE RISK

     A vast majority of our production is sold on the spot markets. Accordingly, we are at risk for the volatility in the commodity prices inherent in the oil and gas industry.

     Occasionally we sell forward portions of our production under physical delivery contracts that by their terms cannot be settled in cash or other financial instruments. Such contracts are not subject to the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly we do not provide sensitivity analysis for such contracts. For the period January 1, 2003, through March 31, 2003, we did not have any forward sales contracts in place. For the period April 1, 2003, through December 31, 2003, we have physical delivery contracts in place to sell 21,500 MMBtu of gas per day and 1,200 barrels of oil per day at the following prices:

                                                                PRICE PER
                                                              --------------
PERIOD                                                        BARREL   MMBTU
------                                                        ------   -----
April 1, 2003 through June 30, 2003.........................  $30.92   $5.16
July 1, 2003 through September 30, 2003.....................  $28.70   $4.89
October 1, 2003 through December 31, 2003...................  $27.41   $4.95

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants....................   20
Report of Independent Public Accountants (Prior Years)......   21
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   22
Consolidated Statements of Income for 2002, 2001, and
  2000......................................................   23
Consolidated Statements of Stockholders' Equity for 2002,
  2001, and 2000............................................   24
Consolidated Statements of Cash Flows for 2002, 2001, and
  2000......................................................   25
Notes to Consolidated Financial Statements..................   26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Stockholders and Board of Directors of
Remington Oil and Gas Corporation

     We have audited the accompanying consolidated balance sheet of Remington Oil and Gas Corporation ("the Company"), a Delaware corporation, as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Remington Oil and Gas Corporation as of December 31, 2001, and for the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 15, 2002.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Remington Oil and Gas Corporation as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed above, the consolidated financial statements of Remington Oil and Gas Corporation as of December 31, 2001, and for the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 148, Accounting for Stock Based Compensation -- Transition and Disclosure, which was adopted by the Company as of December 31, 2002. Our audit procedures with respect to the disclosures in
Note 1 for 2001 and 2000 included (a) agreeing the as reported and proforma net income, as reported and proforma basic earnings per share, and as reported and proforma diluted earnings per share to the previously issued financial statements, (b) agreeing the stock based employee compensation expense (including any related tax effects) determined under a fair value method for all awards to the Company's underlying records obtained from management, and (c) testing the mathematical accuracy of the reconciliation of proforma net income to reported net income. In our opinion, the disclosures for 2001 and 2000 in
Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

                                                  /s/ ERNST & YOUNG LLP

Dallas, Texas
March 24, 2003

           THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

                                                   ARTHUR ANDERSEN LLP

Dallas, Texas
March 15, 2002

     The above is a copy of the Report of Independent Public Accountants issued by Arthur Andersen LLP in connection with Remington Oil and Gas Corporation's filing of an annual report on Form 10-K for the year ended December 31, 2001. Arthur Andersen LLP has not reissued its Report in connection with the filing of the Company's annual report on Form 10-K for the year ended December 31, 2002, nor has Arthur Andersen LLP consented to the inclusion of their Report in this annual report on Form 10-K. Arthur Andersen LLP has ceased practicing before the Securities and Exchange Commission. See Exhibit 23.2 for further discussion. The consolidated balance sheet as of December 31, 2000, and the consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 1999, have not been included in the accompanying financial statements.

                       REMINGTON OIL AND GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                 (IN THOUSANDS,
                                                               EXCEPT SHARE DATA)
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $  14,929   $  19,377
  Accounts receivable.......................................     32,555      19,445
  Prepaid drilling costs....................................      3,115         400
  Prepaid expenses and other current assets.................      1,863       1,087
                                                              ---------   ---------
TOTAL CURRENT ASSETS........................................     52,462      40,309
                                                              ---------   ---------
PROPERTIES
  Oil and gas properties (successful-efforts method)........    510,921     433,988
  Other properties..........................................      3,182       3,023
  Accumulated depreciation, depletion and amortization......   (279,722)   (237,661)
                                                              ---------   ---------
TOTAL PROPERTIES............................................    234,381     199,350
                                                              ---------   ---------
OTHER ASSETS
  Other assets..............................................      2,150         773
                                                              ---------   ---------
TOTAL OTHER ASSETS..........................................      2,150         773
                                                              ---------   ---------
TOTAL ASSETS................................................  $ 288,993   $ 240,432
                                                              =========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses.....................  $  47,523   $  34,232
  Short-term notes payable and current portion of other
     long-term payables.....................................      1,715       3,253
                                                              ---------   ---------
TOTAL CURRENT LIABILITIES...................................     49,238      37,485
                                                              ---------   ---------
LONG-TERM LIABILITIES
  Notes payable.............................................     37,400      71,000
  Other long-term payables..................................      1,503       3,758
  Deferred income taxes.....................................      7,192       2,851
                                                              ---------   ---------
TOTAL LONG-TERM LIABILITIES.................................     46,095      77,609
                                                              ---------   ---------
TOTAL LIABILITIES...........................................     95,333     115,094
                                                              ---------   ---------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 25,000,000 shares
     authorized Shares issued -- none
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 26,327,195 shares issued and 26,236,459
     shares outstanding in 2002, 22,685,240 shares issued
     and 22,650,881 shares outstanding in 2001..............        263         227
  Additional paid-in capital................................    115,827      56,698
  Restricted common stock...................................      5,468       8,055
  Unearned compensation.....................................     (3,192)     (4,581)
  Treasury stock (56,377 shares common stock in 2002, at
     cost)..................................................       (977)         --
  Retained earnings.........................................     76,271      64,939
                                                              ---------   ---------
TOTAL STOCKHOLDERS' EQUITY..................................    193,660     125,338
                                                              ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $ 288,993   $ 240,432
                                                              =========   =========

          See accompanying Notes to Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
REVENUES
  Oil sales.................................................  $ 41,564   $ 28,637   $ 33,106
  Gas sales.................................................    58,137     85,032     51,291
  Interest income...........................................       198        975      1,442
  Other income..............................................     4,287      1,424     14,261
                                                              --------   --------   --------
TOTAL REVENUES..............................................   104,186    116,068    100,100
                                                              --------   --------   --------
COSTS AND EXPENSES
  Operating costs and expenses..............................    15,470     15,395     10,531
  Exploration expenses......................................    15,623     13,100      6,833
  Depreciation, depletion, and amortization.................    38,528     38,263     20,976
  Impairment of oil and gas properties......................     8,081     10,616        859
  General and administrative................................     5,303      5,713      5,611
  Settlements expense.......................................        --     13,524      5,416
  Stock based compensation..................................     1,609      3,696        174
  Interest and financing expense............................     2,145      3,829      4,561
                                                              --------   --------   --------
TOTAL COSTS AND EXPENSES....................................    86,759    104,136     54,961
                                                              --------   --------   --------
INCOME BEFORE TAXES.........................................    17,427     11,932     45,139
  Income taxes..............................................     6,095      3,588        100
  Minority interest.........................................        --         --         (5)
                                                              --------   --------   --------
NET INCOME..................................................  $ 11,332   $  8,344   $ 45,044
                                                              ========   ========   ========
BASIC INCOME PER SHARE......................................  $   0.45   $   0.38   $   2.10
                                                              ========   ========   ========
DILUTED INCOME PER SHARE....................................  $   0.42   $   0.35   $   1.99
                                                              ========   ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       COMMON
                                        STOCK     ADDITIONAL   RESTRICTED
                                      $0.01 PAR    PAID IN       COMMON       UNEARNED     TREASURY   RETAINED
                                        VALUE      CAPITAL       STOCK      COMPENSATION    STOCK     EARNINGS
                                      ---------   ----------   ----------   ------------   --------   --------
                                                                   (IN THOUSANDS)
Balance December 31, 1999...........    $213       $ 44,273     $    --       $    --       $  --     $11,568
Net income..........................                                                                   45,044
Common stock issued.................       3          1,624
Dividends paid to minority
  stockholders......................                                                                      (17)
                                        ----       --------     -------       -------       -----     -------
Balance December 31, 2000...........     216         45,897          --            --          --      56,595
                                        ----       --------     -------       -------       -----     -------
Net income..........................                                                                    8,344
Contingent stock grant..............                              8,055        (8,055)
Amortization of unearned
  compensation......................                                            3,474
Common stock issued.................      22         30,640
Tax benefit from exercise of stock
  options...........................                    794
Common stock repurchased and
  retired...........................     (11)       (20,633)
                                        ----       --------     -------       -------       -----     -------
Balance December 31, 2001...........     227         56,698       8,055        (4,581)         --      64,939
                                        ----       --------     -------       -------       -----     -------
Net income..........................                                                                   11,332
Amortization of unearned
  compensation......................                                            1,389
Common stock issued.................      36         57,375      (2,587)
Tax benefit from exercise of stock
  options...........................                  1,754
Common stock repurchased............                                                         (977)
                                        ----       --------     -------       -------       -----     -------
Balance December 31, 2002...........    $263       $115,827     $ 5,468       $(3,192)      $(977)    $76,271
                                        ====       ========     =======       =======       =====     =======

          See accompanying Notes to Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2002       2001        2000
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
CASH FLOW PROVIDED BY OPERATIONS
NET INCOME..................................................  $ 11,332   $   8,344   $ 45,044
Adjustments to reconcile net income
  Depreciation, depletion, and amortization.................    38,528      38,263     20,976
  Deferred income tax expense...............................     6,095       3,600         --
  Amortization of deferred finance charges..................       228         172        334
  Deferred net profits expense..............................        --       1,270         --
  Impairment of oil and gas properties......................     8,081      10,616        859
  Dry hole costs............................................    14,828       9,589      5,557
  Cash paid for dismantlement and restoration liability.....      (247)       (622)        --
  Minority interest in net income of subsidiaries...........        --          --         (5)
  Stock based compensation..................................     1,609       3,696        174
  Royalty settlement........................................        --          --      5,416
  Gain on sale of properties................................    (4,095)       (201)   (12,640)
                                                              --------   ---------   --------
CASH FLOW PROVIDED BY OPERATIONS BEFORE CHANGES IN WORKING
  CAPITAL ACCOUNTS..........................................    76,359      74,727     65,715
                                                              --------   ---------   --------
CHANGES IN WORKING CAPITAL
  Decrease (increase) in accounts receivable................   (13,099)      1,580    (14,745)
  Decrease (increase) in prepaid expenses and other current
     assets.................................................    (5,131)        526        344
  Increase in accounts payable and accrued expenses.........    13,291      10,600     19,199
  Decrease (increase) in restricted cash....................        --      11,592       (550)
                                                              --------   ---------   --------
NET CASH FLOW PROVIDED BY OPERATIONS........................    71,420      99,025     69,963
                                                              --------   ---------   --------
CASH FROM INVESTING ACTIVITIES
  Payments for capital expenditures.........................   (99,865)   (119,673)   (72,678)
  Proceeds from property sales..............................     7,739         431     15,167
Net cash (used in) investing activities.....................   (92,126)   (119,242)   (57,511)
CASH FROM FINANCING ACTIVITIES
  Proceeds from notes payable and long-term accounts
     payable................................................    17,000      51,500     10,630
  Payments on notes payable and long-term accounts
     payable................................................   (54,393)    (12,464)    (9,811)
  Purchase common stock.....................................      (977)    (20,644)        --
  Commitment fee on line of credit..........................        --        (307)        --
  Common stock issued.......................................    54,628       3,378        521
  Dividends paid to minority interest holders...............        --          --        (17)
                                                              --------   ---------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    16,258      21,463      1,323
                                                              --------   ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (4,448)      1,246     13,775
  Cash and cash equivalents at beginning of period..........    19,377      18,131      4,356
                                                              --------   ---------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 14,929   $  19,377   $ 18,131
                                                              ========   =========   ========
Cash paid for interest......................................  $  2,552   $   2,925   $  4,338
                                                              ========   =========   ========
Cash paid (received) for taxes..............................  $     --   $     (12)  $    100
                                                              ========   =========   ========
Non-cash issuance of common stock (Note 6)..................  $     --   $  21,250   $     --
                                                              ========   =========   ========

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

  CONCENTRATION OF CREDIT RISK

     Our financial instruments that are potentially subject to a concentration of credit risk are principally cash and trade receivables. We have cash deposits at two institutions that exceed the $100,000 federally insured limit by $14.8 million and $19.3 million at December 31, 2002 and 2001, respectively. At December 31, 2002, 3 companies accounted for approximately 58% of the total accounts receivable, and at December 31, 2001, 4 companies accounted for approximately 81% of the total accounts receivable. In 2002, gas sales by a gas marketing company accounted for approximately 54% of our total oil and gas revenue. In addition, we sold approximately 86% of our total oil production to two companies during the year, which accounted for approximately 36% of our total oil and gas revenues in 2002. The revenue from the sale of oil and gas by the gas marketing company accounted for approximately 65% of our total oil and gas revenues in 2001. In addition, we sold approximately 56% of our total oil production to one company during the year, which accounted for approximately 14% of our total oil and gas revenues in 2001. We do not believe that the loss of services or sales from any of these companies would have a material adverse effect on us.

  PROPERTY AND EQUIPMENT

     We follow the successful-efforts method to account for oil and gas exploration and development expenditures. Under this method, we capitalize expenditures for leasehold acquisitions, drilling costs for productive wells and unsuccessful development wells. We amortize the capitalized costs using the units-of-production method, converting to gas equivalent units by using the ratio of 6 barrels of oil equal to one thousand cubic feet of gas. Future dismantlement, restoration and abandonment costs include the estimated costs to dismantle, restore, and abandon our offshore platforms, wells, and related facilities. We accrue for the liability over the life of the property using the units-of-production method and record the expense as a

                       REMINGTON OIL AND GAS CORPORATION
component of depreciation, depletion and amortization expense. As of December 31, 2002, the total estimated liability of our future dismantlement and restoration costs is approximately $15.0 million. The accrued liability at December 31, 2002 and 2001, was $5.7 million and $4.3 million, respectively. We record expenditures for geological, geophysical or other prospecting costs as exploration expenses on the income statement when incurred.

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

  OTHER ASSETS

     Other assets include the long-term portion of prepaid pension expenses (see
Note 7. Employee and Director Benefit Plans -- Pension Plan), and net unamortized credit facility origination fees. The origination fees are amortized on a straight-line basis over the term of the debt. We charge the amortized amount to interest and financing costs. In addition, other assets also include a long-term account receivable totaling $366,000, which is CKB Petroleum's claim under Collateral Assignment Split Dollar Insurance Agreements among CKB Petroleum and Don D. Box (an officer and director) and two of his brothers.

     The amount due CKB Petroleum from Don D. Box under the Collateral Assignment Split Dollar Insurance Agreement was $140,000 on December 31, 2002, and $135,000 on December 31, 2001.

  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses were as follows:

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Accounts payable -- trade...................................  $32,908   $25,907
Advance billings............................................    8,353     5,374
Royalties and other revenue payable.........................    5,850     2,428
Other current payables......................................      412       523
                                                              -------   -------
Total accounts payable and accrued expenses.................  $47,523   $34,232
                                                              =======   =======

  OIL AND GAS REVENUES

     We recognize oil and gas revenue in the month of actual production. Our actual sales have not been materially different from our entitled share of production, and we do not have any significant gas imbalances.

                       REMINGTON OIL AND GAS CORPORATION

  STOCK OPTIONS

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation.

     SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25.

     We continue to apply the accounting provisions of Accounting Principles Board Opinion 25, entitled "Accounting for Stock Issued to Employees," and related interpretations to account for stock-based compensation and has adopted the disclosure requirements of SFAS 123 and SFAS 148 as of December 31, 2002. Accordingly, we measure compensation cost for stock options as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. All of our options are granted with exercise prices at or above the quoted market price on the date of grant.

     The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS No. 123 had been applied:

                                                           FOR YEARS ENDED DECEMBER 31,
                                                           -----------------------------
                                                             2002      2001       2000
                                                           --------   -------   --------
                                                                  (IN THOUSANDS)
As reported:
  Net income.............................................  $11,332    $8,344    $45,044
  Basic income per share.................................  $  0.45    $ 0.38    $  2.10
  Diluted income per share...............................  $  0.42    $ 0.35    $  1.99
Stock based compensation (net of tax) included in net
  income as reported.....................................  $ 1,046    $2,402    $   113
Stock based compensation (net of tax) if using the fair
  value method as applied to all awards..................  $ 2,531    $4,248    $ 1,271
Proforma (if using the fair value method applied to all
  awards):
  Net income.............................................  $ 9,847    $6,498    $43,886
  Basic income per share.................................  $  0.39    $ 0.30    $  2.05
  Diluted income per share...............................  $  0.36    $ 0.27    $  1.94
Weighted average shares used in computation
  Basic..................................................   25,294    21,979     21,435
  Diluted................................................   27,122    24,414     22,759

                       REMINGTON OIL AND GAS CORPORATION

     The fair value of each option grant for the years ended December 31, 2002, 2001, and 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                 FOR YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2002    2001    2000
                                                              -----   -----   -----
Expected life (years).......................................     10      10      10
Interest rate...............................................   4.17%   5.13%   6.18%
Volatility..................................................  61.62%  62.56%  59.01%
Dividend yield..............................................      0%      0%      0%

     As required, the pro-forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying SFAS No. 123 for providing pro-forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro-forma disclosures. For purposes of pro-forma disclosures, the estimated fair value of stock-based compensation plans and other options are amortized to expense primarily over the vesting period.

  SEGMENT REPORTING

     We operate in only one business segment.

  ADOPTED AND NEW ACCOUNTING POLICIES

     In 2002, we adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which superceded Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets." The Statement addressed financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this statement did not have a material effect on our balance sheet or income statement in 2002.

     Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" will be effective for years beginning after June 15, 2002. The statement requires that we estimate the fair value for our asset retirement obligations (dismantlement and abandonment of oil and gas wells and offshore platforms) in the period in which the asset is first placed in service. Currently we accrue the estimated liability for dismantlement and abandonment over the life of the property using a unit of production method. Because of this new standard, effective January 1, 2003, we must increase both our recorded assets and liabilities by the estimated cost of the ultimate asset retirement obligation. We will then increase the estimated obligation amount by contingency and inflation factors and then discount the total amount to present value. Further, on a periodic basis we will record the accretion of the discount. For properties owned at December 31, 2002, we estimate that amount to be approximately $15.0 million. We will also amortize the cost into depletion, depreciation, and amortization expense. The charges to the income statement will not be materially different under this standard as compared to our present method.

  GENERAL AND ADMINISTRATIVE EXPENSES

     We report our general and administrative expenses net of reimbursed overhead costs that we allocate to working interest owners of the oil and gas properties that we operate.

  INCOME TAXES

     Income tax expense or benefit includes both the current income taxes and deferred income taxes. Current income tax expense or benefit equals the amount expected to be calculated on our income tax return for that

                       REMINGTON OIL AND GAS CORPORATION
year. Deferred income tax expense or benefit equals the change in the net deferred income tax asset or liability from the beginning of the year to the end of the year. We determine the amount of our deferred income tax asset or liability by multiplying the enacted tax rate by the temporary differences, net operating or capital loss carry-forwards plus any tax credit carry-forwards. The tax rate used is the effective rate applicable for the year in which we expect the temporary differences or carry-forwards to reverse. A valuation allowance offsets deferred income tax assets that are not expected to reverse in future years.

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

                                                           FOR YEARS ENDED DECEMBER 31,
                                                           -----------------------------
                                                             2002      2001       2000
                                                           --------   -------   --------
                                                                  (IN THOUSANDS,
                                                             EXCEPT PER SHARE AMOUNTS)
Net income available for basic income per share..........  $11,332    $8,344    $45,044
  Interest expense on Convertible Notes (net of tax).....       --       188        318
                                                           -------    ------    -------
Net income available for diluted income per share........  $11,332    $8,532    $45,362
                                                           =======    ======    =======
Basic income per share...................................  $  0.45    $ 0.38    $  2.10
                                                           =======    ======    =======
Diluted income per share.................................  $  0.42    $ 0.35    $  1.99
                                                           =======    ======    =======
Weighted average common shares for basic income per
  share..................................................   25,294    21,979     21,435
  Dilutive stock options outstanding (treasury stock
     method).............................................    1,378     1,453        784
  Common stock grant.....................................      450       663         --
  Shares assumed issued by conversion of the Notes.......       --       319        540
                                                           -------    ------    -------
Total common shares for diluted income per share.........   27,122    24,414     22,759
                                                           =======    ======    =======
Potential issues of common stock for diluted income per
  share Weighted average shares from warrant issued in
  merger.................................................       --        --        200

NOTE 2 -- OIL AND GAS PROPERTIES

     The following table summarizes the capitalized costs on our oil and gas properties, all of which are located in the United States.

                                                         AT DECEMBER 31,
                               -------------------------------------------------------------------
                                             2002                               2001
                               --------------------------------   --------------------------------
                                PROVED     UNPROVED     TOTAL      PROVED     UNPROVED     TOTAL
                               ---------   --------   ---------   ---------   --------   ---------
                                                         (IN THOUSANDS)
Onshore......................  $  58,227   $ 3,511    $  61,738   $  55,190   $ 3,189    $  58,379
Offshore.....................    432,103    17,080      449,183     357,137    18,472      375,609
                               ---------   -------    ---------   ---------   -------    ---------
Total........................    490,330    20,591      510,921     412,327    21,661      433,988
Accumulated depreciation,
  depletion and
  amortization...............   (277,330)       --     (277,330)   (235,428)       --     (235,428)
                               ---------   -------    ---------   ---------   -------    ---------
Net oil and gas properties...  $ 213,000   $20,591    $ 233,591   $ 176,899   $21,661    $ 198,560
                               =========   =======    =========   =========   =======    =========

                       REMINGTON OIL AND GAS CORPORATION

     The following table presents a summary of our oil and gas expenditures during the last three years.

                                                        FOR YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2002       2001      2000
                                                        --------   --------   -------
                                                          (UNAUDITED, IN THOUSANDS)
Unproved acquisition costs............................  $  4,215   $  9,885   $13,057
Proved acquisition costs..............................        --      5,000     1,779
Exploration costs.....................................    45,381     46,825    38,224
Development costs.....................................    50,904     61,145    21,249
                                                        --------   --------   -------
Total.................................................  $100,500   $122,855   $74,309
                                                        ========   ========   =======

     We recognized impairment expenses as follows in the table below:

                                                              FOR YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2002       2001       2000
                                                              --------   ---------   ------
                                                                     (IN THOUSANDS)
Unproved properties.........................................   $1,640     $   616     $811
Proved properties...........................................    6,441      10,000       48
                                                               ------     -------     ----
Total impairment expense....................................   $8,081     $10,616     $859
                                                               ======     =======     ====

     Through December 31, 2001, we assessed the capitalized costs of unproved properties periodically to estimate whether their value has been impaired below the capitalized costs, recognizing a loss to the extent such impairment was indicated. In making these estimations, we considered factors such as exploratory drilling results, future drilling plans and lease expiration terms. Effective January 1, 2002, we estimate the amount of individually insignificant unproved properties which will prove unproductive by amortizing the balance of our individually immaterial unproved property costs (adjusted by an anticipated rate of future successful development) over an average lease term. The effect of this change in estimate was not material to our results of operations. Individually significant properties will continue to be evaluated periodically on a separate basis for impairment. We will transfer the original cost of an unproved property to proved properties when we find commercial oil and gas reserves sufficient to justify full development of the property. The impairment of unproved properties for the prior two years primarily resulted from the actual (due to unsuccessful exploration results) or impending forfeiture of leaseholds.

     We impaired proved properties for 2002 and 2001 because of insufficient future net cash flows based on the proved developed reserves as determined by our independent reserve engineers. In order to determine the amount of impairment on properties, we estimate future prices based on NYMEX 12 month strips adjusted for basis differences and escalate both the prices and the costs for inflation if appropriate. The properties impaired in 2002, included two properties in the Gulf of Mexico which totaled $3.5 million and two on the onshore Gulf Coast which totaled $2.9 million. During 2001, we impaired three proved properties in the offshore Gulf of Mexico that accounted for $8.7 million and one proved property in South Texas that accounted for $1.3 million of the total $10.0 million. The impairment expense on proved properties for 2000 resulted form insufficient oil and gas reserves on one small property in Alabama.

                       REMINGTON OIL AND GAS CORPORATION

NOTE 3 -- NOTES PAYABLE AND OTHER LONG-TERM PAYABLES

  BANK CREDIT FACILITY

     As of December 31, 2002, our amended credit facility of $150.0 million has a borrowing base of $75.0 million. The following schedule reflects certain information about the line of credit for the last two years.

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Borrowing base..............................................  $75,000   $75,000
Outstanding balance.........................................   37,400    71,000
                                                              -------   -------
Available amount............................................  $37,600   $ 4,000
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

     The most significant financial covenants in the line of credit include, among others, maintaining a minimum current ratio (as defined in the agreement) of 1.0 to 1.0, a minimum tangible net worth of $85.0 million plus 50% of net income (accumulated from the inception of the agreement) and 100% of any non-redeemable preferred or common stock offerings, and interest coverage of 3.0 to 1.0. We are currently in compliance with these financial covenants in all material respects. If we don't comply with these covenants, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

     The banks review the borrowing base semi-annually and may increase or decrease the borrowing base at their discretion relative to the new estimate of proved oil and gas reserves. The next redetermination is scheduled for April 2003.

  OTHER

     Other long-term payables include certain vender financing arrangements.

  FAIR VALUE OF INDEBTEDNESS

     We estimate that the fair value of our long-term indebtedness, including the current maturities of such obligations, is approximately $40.6 million at December 31, 2002 and $78.0 million at December 31, 2001. We based the fair value on current rates available for our bank debt. The book value of our other long-term indebtedness approximates fair value.

                       REMINGTON OIL AND GAS CORPORATION

NOTE 4 -- COMMITMENTS AND CONTINGENT LIABILITIES

     We lease approximately 17,000 square feet of office space in Dallas, Texas. The non-cancelable operating lease expires in April 2008. The following table reflects our rent payments for the past three years and the commitment for the future minimum rental payments.

YEAR                                                             RENT
----                                                           --------
2000........................................................   $407,000
2001........................................................   $433,000
2002........................................................   $441,000
2003........................................................   $441,000
2004........................................................   $441,000
2005........................................................   $479,000
2006........................................................   $492,000
2007........................................................   $492,000
Remaining commitment........................................   $123,000

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

NOTE 6 -- SETTLEMENTS EXPENSE

     On May 22, 2001, we settled litigation with Phillips Petroleum Company and acquired Phillips' Net Profits Interest in South Pass block 89, offshore Louisiana. We paid $21.25 million cash and issued 1,189,344 shares of our common stock as consideration for the settlement and assignment of the net profits interest.

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

     The Minerals Management Service is the grantor of all leases in the federal waters offshore Louisiana. When production is established, they collect a royalty from hydrocarbons produced from the lease. After a routine audit of our royalty payments, the Minerals Management Service issued orders to pay additional royalty on three separate claims regarding our South Pass 89 lease complex. We settled all three of those claims in 2000 for a total of $5.4 million.

                       REMINGTON OIL AND GAS CORPORATION

NOTE 7 -- EMPLOYEE AND DIRECTOR BENEFIT PLANS

  STOCK OPTION PLAN

     The compensation committee of the Board of Directors, comprising three independent directors, administers the 1997 Stock Option Plan. This committee has the discretion to determine the participants, the number of shares granted to each person, the purchase price of the common stock covered by each option, and most other terms of the option. Options granted under the plan may be either incentive stock options or non-qualified stock options. The committee may issue options for up to 3.75 million shares of common stock, but no more than 937,500 shares to any individual. Forfeited options are available for future issuance. In accounting for stock options granted to employees and directors, we have chosen to continue to apply the accounting method promulgated by Accounting Principles Board Opinion No. 25 ("APB 25") rather than apply an alternative method permitted by Statement of Financial Accounting Standards No. 123 ("SFAS 123"). Under APB 25, at the time of grant we do not record compensation expense on our income statement for stock options granted to employees or directors.

     A summary of our stock option plans as of December 31, 2002, 2001, and 2000, and changes during the years ending on those dates is presented below:

                                                          AT DECEMBER 31,
                                 ------------------------------------------------------------------
                                         2002                   2001                   2000
                                 --------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                                             EXERCISE               EXERCISE               EXERCISE
                                  SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                 ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year.........................  2,598,700    $ 6.72    2,581,503    $ 5.28    1,761,000    $6.12
Granted........................    400,000    $17.20      345,000    $15.33      979,000    $3.89
Exercised......................   (440,978)   $ 4.87     (327,803)   $ 4.39      (33,497)   $3.66
Forfeited......................     (5,503)   $ 9.04           --    $   --     (125,000)   $6.87
                                 ---------    ------    ---------    ------    ---------    -----
Outstanding at end of year.....  2,552,219    $ 8.68    2,598,700    $ 6.72    2,581,503    $5.28
                                 =========    ======    =========    ======    =========    =====
Options exercisable at
  year-end.....................  1,613,554    $ 6.54    1,441,384    $ 6.13    1,097,860    $6.72
Weighted-average fair value of
  options Granted during the
  year.........................               $12.64                 $11.55                 $2.92

     The options outstanding at December 31, 2002, have a weighted-average remaining contractual life of 7.18 years and an exercise price ranging from $3.125 to $20.34 per share. A breakdown of the options outstanding at December 31, 2002 by price range is presented below:

                                                 WEIGHTED                   WEIGHTED
                                      WEIGHTED    AVERAGE                    AVERAGE
                                      AVERAGE    REMAINING                  PRICE ON
                                      EXERCISE     LIFE        NUMBER        OPTIONS
  OPTION PRICE RANGE       NUMBER      PRICE      (YEARS)    EXERCISABLE   EXERCISABLE
-----------------------   ---------   --------   ---------   -----------   -----------
$3.125 - $   4.25.......  1,016,901    $ 3.86      7.00        716,569       $ 3.90
$5.0625 - $ 6.9375......    499,818    $ 6.34      4.92        499,818       $ 6.34
$8.625 - $   9.00.......    145,000    $ 8.95      5.73        135,000       $ 8.97
$11.00 - $  15.32.......    460,500    $13.84      8.05        252,167       $12.72
$16.55 - $  20.34.......    430,000    $17.16      9.80         10,000       $16.67

                       REMINGTON OIL AND GAS CORPORATION

     The table below reflects the effect on our net income if we recorded the estimated compensation costs for the stock options using the estimated fair value as determined by applying the Black-Scholes option pricing model.

                                                           FOR YEARS ENDED DECEMBER 31,
                                                           -----------------------------
                                                             2002      2001       2000
                                                           --------   -------   --------
                                                                  (IN THOUSANDS)
As reported:
  Net income.............................................  $11,332    $8,344    $45,044
  Basic income per share.................................  $  0.45    $ 0.38    $  2.10
  Diluted income per share...............................  $  0.42    $ 0.35    $  1.99
Stock based compensation (net of tax) included in net
  income as reported.....................................  $ 1,046    $2,402    $   113
Stock based compensation (net of tax) if using the fair
  value method as applied to all awards..................  $ 2,531    $4,248    $ 1,178
Proforma (if using the fair value method applied to all
  awards):
  Net income.............................................  $ 9,847    $6,498    $43,866
  Basic income per share.................................  $  0.39    $ 0.30    $  2.05
  Diluted income per share...............................  $  0.36    $ 0.27    $  1.94
Weighted average shares used in computation Basic........   25,294    21,979     21,435
  Diluted................................................   27,122    24,414     22,759

     The fair value of each option grant for the years ended December 31, 2002, 2001, and 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                 FOR YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2002    2001    2000
                                                              -----   -----   -----
Expected life (years).......................................     10      10      10
Interest rate...............................................   4.17%   5.13%   6.18%
Volatility..................................................  61.62%  62.56%  59.01%
Dividend yield..............................................      0%      0%      0%

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

  PENSION PLAN

     Remington and CKB Petroleum, Inc. each have a noncontributory defined benefit pension plan. The retirement benefits available are generally based on years of service and average earnings. We fund the plans with annual contributions at least equal to the minimum funding provisions of the Employee Retirement Income

                       REMINGTON OIL AND GAS CORPORATION

     Security Act of 1974, as amended, but usually no more than the maximum tax deductible contribution allowed. Plan assets consist primarily of equity and fixed income securities. The following table sets forth the reconciliation of the benefit obligation, plan assets, and funded status for the pension plans.

                                                              AT DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
RECONCILIATION OF THE CHANGE IN BENEFIT OBLIGATION
  Beginning benefit obligation..............................  $3,305   $3,103
     Service cost...........................................     291      151
     Interest cost..........................................     263      221
     Actuarial loss.........................................   1,179       59
     Benefits paid..........................................    (205)    (229)
                                                              ------   ------
  Ending benefit obligation.................................  $4,833   $3,305
                                                              ======   ======
RECONCILIATION OF THE CHANGE IN PLAN ASSETS
  Beginning market value....................................  $2,766   $3,090
     Actual return on plan assets...........................    (324)    (282)
     Employer contributions.................................   2,269      187
     Benefit payments.......................................    (205)    (229)
                                                              ------   ------
  Ending market value.......................................  $4,506   $2,766
                                                              ======   ======
FUNDED STATUS AND AMOUNTS RECOGNIZED IN THE BALANCE SHEET
  Funded status.............................................  $ (327)  $ (539)
  Unrecognized net actuarial loss...........................   2,473      813
                                                              ------   ------
  Adjusted prepaid benefit cost.............................  $2,146   $  274
                                                              ======   ======

     The net periodic pension cost recognized in our income statements include the following components:

                                                               FOR YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
COMPONENTS OF NET PERIODIC PENSION COST
  Service cost..............................................  $291   $151   $119
  Interest cost on projected benefit obligation.............   263    221    226
  Expected return on plan assets............................  (219)  (239)  (273)
  Recognized net actuarial loss.............................    62     --     --
  Net amortization and deferrals............................    --     --     (2)
                                                              ----   ----   ----
  Net periodic pension cost.................................  $397   $133   $ 70
                                                              ====   ====   ====
WEIGHTED AVERAGE ASSUMPTIONS
  Discount rate.............................................  6.50%  7.25%  7.50%
  Expected return on plan assets............................  8.00%  8.00%  8.00%
  Rate of compensation increase.............................  3.00%  3.00%  3.00%

     Remington's aggregate projected benefit obligation at December 31, 2002 was $4.2 million and the aggregate fair value of plan assets was $3.8 million. On December 31, 2002, Remington had a prepaid benefit cost of $1.8 million. CKB Petroleum's aggregate projected benefit obligation at December 31, 2002 was

                       REMINGTON OIL AND GAS CORPORATION

$613,000 and the aggregate fair value of plan assets was $673,000. On December 31, 2002, CKB Petroleum had a prepaid benefit cost of $344,000.

  CONTINGENT STOCK GRANT

     In June 1999, the Board of Directors approved a contingent stock grant to our employees and directors. In order for the grant to become effective, the price of our stock had to increase from $4.19 per share to a trigger price of $10.42 per share and close at or above $10.42 per share for 20 consecutive trading days within 5 years of the grant date.

     On January 24, 2001, the stock price closed above the trigger price for the twentieth consecutive trading day. On that date, we measured the total compensation cost at $8.1 million which was the total number of shares granted multiplied by the market price on that date. We recorded $8.1 million as restricted common stock, $5.7 million as unearned compensation reported as a separate reduction in stockholders' equity on the balance sheet, and $2.4 million as stock based compensation expense. The $2.4 million stock based compensation expense recorded in the first quarter of 2001 included a "catch up" amortization from the date of the grant to the measurement date of the total compensation cost. During the last three quarters of 2001 we amortized an additional $1.0 million. During 2002 we amortized $1.4 million to stock based compensation expense. The remaining unearned compensation expense will be amortized over the next three years as the shares vest. The total compensation expense may decrease if an employee fails to vest because he is no longer employed for any reason other than death, disability, or normal retirement, or if a director no longer serves for any reason other than death.

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

NOTE 8 -- INCOME TAXES

     The following table provides a summary of our income tax expense:

                                                                 FOR YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                               2002     2001    2000
                                                              ------   ------   ----
                                                                  (IN THOUSANDS)
Current income tax expense (benefit)........................  $   --   $  (12)  $100
Deferred income tax expense.................................   6,095    3,600     --
                                                              ------   ------   ----
Total income tax expense....................................  $6,095   $3,588   $100
                                                              ======   ======   ====

                       REMINGTON OIL AND GAS CORPORATION

     Total income tax expense differs from the amount computed by applying the federal income tax rate to net income before income taxes as follows:

                                                            FOR YEARS ENDED DECEMBER 31,
                                                            ----------------------------
                                                             2002      2001       2000
                                                            -------   -------   --------
                                                                   (IN THOUSANDS)
Federal income tax expense at statutory rate..............  $6,095    $4,175    $15,799
Net adjustment to valuation allowance.....................      --      (575)   (15,799)
Other.....................................................      --       (12)       100
                                                            ------    ------    -------
Total income tax expense..................................  $6,095    $3,588    $   100
                                                            ======    ======    =======

     The following table reflects the significant components of our deferred tax asset.

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
(Liability) from difference in book and tax basis of oil and gas properties............................................  $(15,671)  $(14,777)
Asset from difference in book and tax basis of other
  assets....................................................        43        826
Asset from difference in book and tax basis of accrued
  liabilities...............................................     2,745      2,923
Federal income tax operating loss carry-forward.............     5,275      7,761
Federal capital loss carry-forwards.........................        --         --
Alternative minimum tax credit carry-forward................       416        416
                                                              --------   --------
Total deferred tax (liability)..............................  $ (7,192)    (2,851)
Valuation allowance.........................................        --         --
                                                              --------   --------
Net deferred tax (liability)................................  $ (7,192)  $ (2,851)
                                                              ========   ========

     The unused federal income tax operating loss carry-forward of $15.1 million will expire during the years 2007 through 2020 if not utilized sooner.

NOTE 9 -- OIL AND GAS RESERVES AND PRESENT VALUE DISCLOSURES (UNAUDITED)

     The estimates of oil and gas reserves were prepared by the independent reserve engineering firm of Netherland, Sewell & Associates, Inc. The determination of these reserves is a complex and interpretative process that is subject to continued revision as additional information becomes available. In many cases, a relatively accurate determination of reserves may not be possible for several years due to the time necessary for development drilling, testing and studies of the reservoirs. We do not file reserve estimates with any other Federal authority or agency.

     The quantities of proved oil and gas reserves presented below include only the amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that we can commercially recover using current prices, costs, existing regulatory practices and technology. Therefore, any changes in future prices, costs,

                       REMINGTON OIL AND GAS CORPORATION
regulations, technology or other unforeseen factors could significantly increase or decrease proved reserve estimates. The following table presents our net ownership interest in proved oil and gas reserves.

                                                            AT DECEMBER 31,
                                         ------------------------------------------------------
                                               2002               2001               2000
                                         ----------------   ----------------   ----------------
                                          OIL                OIL                OIL
                                          BBLS    GAS MCF    BBLS    GAS MCF    BBLS    GAS MCF
                                         ------   -------   ------   -------   ------   -------
                                                   (IN THOUSANDS)
Beginning of period....................  13,865   111,920   10,370    88,650    7,177    65,508
  Revisions of previous estimates......    (596)   (4,271)   1,237    (1,347)     111     1,070
  Extensions, discoveries and other....   1,678    39,603    3,507    45,951    5,028    44,528
  Reserves purchased...................      --        --       --        --       35       294
  Reserves sold........................    (104)   (4,837)      --        --     (760)   (9,816)
  Production...........................  (1,729)  (17,448)  (1,249)  (21,334)  (1,221)  (12,934)
                                         ------   -------   ------   -------   ------   -------
End of period..........................  13,114   124,967   13,865   111,920   10,370    88,650
                                         ======   =======   ======   =======   ======   =======
Proved developed reserves..............   7,977    71,481    6,690    60,756    5,345    71,995

     The proved developed and undeveloped reserves and standardized measure of discounted future net cash flows associated with South Pass block 89 were burdened by a 33% net profits interest for the year ended December 31, 2000. In May 2001, we purchased the net profits interest from Phillips Petroleum. The reserves included in the above table for the two previous years include our full net ownership interest without any reduction for the net profits interest. We treated the net profit interest as an operating expense rather than a reduction in proved reserves.

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

     We compute future cash revenue by multiplying the year-end commodity prices or contractual pricing if applicable, by estimated future production from proved oil and gas reserves. We use year end West Texas Intermediate posted prices per barrel and Gulf Coast spot market prices or NYMEX Henry Hub futures price per MMBtu adjusted by property for energy content, quality, transportation fees, and regional price differentials.

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
West Texas Intermediate (per barrel).......................  $28.00   $16.75   $26.80
Gulf Coast Spot Market (per MMbtu).........................  $ 4.74   $ 2.65       --
NYMEX Henry Hub futures price (per MMbtu)..................      --       --   $ 9.78

     We estimated the costs based on the prior year costs incurred for individual properties, or, similar properties if a particular property did not have production during the prior year. We calculated the future net profits expense by multiplying the net profit percentage by the future revenue less production and development costs on South Pass block 89. Future income tax expense was determined by applying the current tax rate to

                       REMINGTON OIL AND GAS CORPORATION
the estimated future net cash flow from all properties. Finally, we discounted the future net cash flow, after tax, by 10% per year to arrive at the standardized measure of discounted future net cash flows presented below.

                                                              AT DECEMBER 31,
                                                      --------------------------------
                                                        2002       2001        2000
                                                      --------   --------   ----------
                                                               (IN THOUSANDS)
Oil and gas revenues................................  $946,813   $542,193   $1,111,238
Production costs....................................  (150,084)  (107,586)     (96,847)
Development costs...................................  (116,944)   (84,561)     (75,995)
Net Profits expense.................................        --         --      (15,059)
Income tax expense..................................  (166,864)   (53,020)    (287,959)
                                                      --------   --------   ----------
Net cash flow.......................................   512,921    297,026      635,378
10% annual discount.................................  (161,879)   (97,043)    (176,729)
                                                      --------   --------   ----------
Standardized measure of discounted future net cash
  flows.............................................  $351,042   $199,983   $  458,649
                                                      ========   ========   ==========

     The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows from year to year.

                                                               AT DECEMBER 31
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Standardized measure of discounted cash flows at
  beginning of year..................................  $199,983   $458,649   $126,868
Sales and transfers of oil and gas produced, net of
  production costs and net profits expense...........   (84,231)   (98,274)   (73,866)
Net changes in prices and production costs...........   198,760   (486,774)   268,139
Net changes in estimated development costs...........   (32,240)   (28,388)    (7,973)
Net changes in estimated net profits expense.........        --     10,510     (7,139)
Net changes in income tax expense....................   (79,090)   172,708   (175,031)
Extensions, discoveries and improved recovery less
  related costs......................................   123,755     89,048    314,747
Proved oil and gas reserves purchased................        --         --      2,888
Proved oil and gas reserves sold.....................    (6,997)        --    (26,016)
Development costs incurred during the year...........    50,904     61,145     21,249
Revisions of previous quantity estimates.............   (24,244)    13,356      8,274
Other changes........................................   (15,556)   (37,861)    (6,178)
Accretion of discount................................    19,998     45,864     12,687
                                                       --------   --------   --------
Standardized measure of discounted future net cash
  flows end of year..................................  $351,042   $199,983   $458,649
                                                       ========   ========   ========

                       REMINGTON OIL AND GAS CORPORATION

NOTE 10 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                FOR YEARS ENDING
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
FIRST QUARTER
  Net revenues..............................................   $19,264     $39,222
  Gross profit..............................................   $ 2,886     $25,968
  Net income................................................   $   258     $14,657
  Basic net income per share................................   $  0.01     $  0.68
  Diluted net income per share..............................   $  0.01     $  0.60
SECOND QUARTER
  Net revenues..............................................   $27,234     $33,395
  Gross profit..............................................   $ 7,733     $17,495
  Net income................................................   $ 6,252     $ 1,241
  Basic net income per share................................   $  0.24     $  0.06
  Diluted net income per share..............................   $  0.22     $  0.05
THIRD QUARTER
  Net revenues..............................................   $25,804     $22,407
  Gross profit..............................................   $ 8,100     $ 2,133
  Net income................................................   $ 3,967     $   383
  Basic net income per share................................   $  0.15     $  0.02
  Diluted net income per share..............................   $  0.14     $  0.02
FOURTH QUARTER
  Net revenues..............................................   $27,399     $18,645
  Gross profit (loss).......................................   $ 3,280     $(9,301)
  Net income (loss).........................................   $   851     $(7,936)
  Basic net income per share................................   $  0.03     $ (0.35)
  Diluted net income per share..............................   $  0.03     $ (0.35)

---------------

(1) Net revenues include only oil and gas sales revenue.

(2) Gross profit is net sales less operating costs, exploration expense, depreciation, depletion and amortization, and impairment of oil and gas properties.

(3) Net income during the second quarter of 2002 includes a $4.1 million gain on sale of certain South Texas properties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     As recommended by Remington's Audit Committee, Remington's Board of Directors on April 17, 2002, dismissed Arthur Andersen LLP ("Andersen") as Remington's independent public accountants and engaged Ernst & Young LLP to serve as Remington's independent public accountants for 2002.

     Andersen's reports on Remington's consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During Remington's two most recent fiscal years and through April 17, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on Remington's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following information relates to the members of our board of directors or executive officers during 2002. Each director holds office until his successor is elected and qualified or until his resignation or removal. Executive officers hold their respective offices at the pleasure of the board of directors.

DON D. BOX  Age 52

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

JOHN E. GOBLE, JR., CPA  Age: 56

  POSITIONS WITH US:

     - Director since April 1997

     - Member -- Audit Committee (Chairman)

  EMPLOYMENT:

     - Byrd Investments -- Investment and financial advisor since 1986

  OUTSIDE DIRECTORSHIPS:

     - Miracle of Pentecost Foundation

  EDUCATION:

     - Bachelor of Business Administration -- Southern Methodist University

WILLIAM E. GREENWOOD  Age: 64

  POSITIONS WITH US:

     - Director since April 1997

     - Member -- Audit Committee

     - Member -- Compensation Committee

  EMPLOYMENT:

     - Consultant since 1995

     - Director and Chief Operating Officer -- Burlington Northern Railroad Corporation from 1990 until 1994

  OUTSIDE DIRECTORSHIPS:

     - Transport Dynamics Inc. (Chairman)

     - President -- Mendota Museum and Historical Society

  EDUCATION:

     - Bachelor of Science -- Marquette University

DAVID H. HAWK  Age: 58

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

JAMES ARTHUR LYLE, CCIM  Age: 58

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

DAVID E. PRENG  Age: 56

  POSITION WITH US:

     - Director since April 1997

     - Chairman -- Compensation Committee

  EMPLOYMENT:

     - Chief Executive Officer and President since 1980 -- Preng and Associates, an international executive search firm specializing in the energy industry

  OUTSIDE DIRECTORSHIPS:

     - Director -- Community National Bank

     - Fellow -- Institute of Directors

  EDUCATION:

     - Bachelor of Science in Business Administration -- Marquette University

     - Master of Business Administration -- DePaul University

THOMAS W. ROLLINS  Age: 72

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

     - Director -- The Teaching Company

     - Director -- Nature Conservancy of Texas

  EDUCATION:

     - Geological Engineering Degree and Distinguished Graduate Medalist -- The Colorado School of Mines

ALAN C. SHAPIRO  Age: 57

  POSITIONS WITH US:

     - Director since May 1994

     - Audit Committee

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

JAMES A. WATT  Age: 53

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

ROBERT P. MURPHY  Age: 44

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

STEVEN J. CRAIG  Age: 51

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

J. BURKE ASHER  Age: 62

  POSITIONS WITH US:

     - Vice President/Finance since December 1997

     - Secretary since October 1996

     - Chief Accounting Officer, September 1996-December 1997

  POSITIONS WITH OUR AFFILIATES:

     - CKB Petroleum, Inc.

      -- Treasurer and Assistant Secretary since March 1997

      -- Director, March 1997-April 1997

     - CKB & Associates, Inc.

      -- Treasurer and Assistant Secretary since March 1997

      -- Director, March 1997-August 1997

     - S-Sixteen Holding Company

      -- Treasurer and Assistant Secretary, March 1997-December 1998

      -- Director, March 1997-August 1997

  EDUCATION:

     - Bachelor of Science in Economics -- The Wharton School of the University of Pennsylvania

GREGORY B. COX  Age: 49

  POSITIONS WITH US:

     - Vice President/Exploration since January 2002

     - Exploration Manager since October 1997

  EDUCATION:

     - Bachelor of Science in Geology -- University of Texas at Arlington

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon our review of Forms 3, 4, and 5 received by us for 2002, all persons required by Section 16(a) of the Securities Exchange Act of 1934 ("the Act") to file such forms complied with Section 16(a) of the Act.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table summarizes the compensation paid by the company during 2002, 2001, and 2000 to the company's Chief Executive Officer and its four most highly compensated executive officers, other than the Chief Executive Officer, whose total annual salary and bonus in 2002 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM COMPENSATION
                                                                              --------------------------------------
                                                  ANNUAL COMPENSATION                      SECURITIES
                                            -------------------------------   RESTRICTED   UNDERLYING
                                                               OTHER ANNUAL     STOCK       OPTIONS/     ALL OTHER
NAME AND                           FISCAL   SALARY     BONUS   COMPENSATION     AWARDS       SAR'S      COMPENSATION
PRINCIPAL POSITION                  YEAR      ($)       ($)       ($)(1)         (#)          (#)          ($)(4)
------------------                 ------   -------   -------  ------------   ----------   ----------   ------------
James A. Watt....................   2002    360,000   252,000        --               (2)    35,000        1,242
  Chief Executive                   2001    320,004   405,000        --         62,089(3)    35,000        1,242
  Officer and President             2000    282,501   296,000        --             --      123,000        1,242
Robert P. Murphy.................   2002    275,004   159,000        --             --       32,000          540
  Chief Operating Officer and       2001    225,000   200,000        --         41,791(3)    25,000          480
  Senior Vice President/            2000    187,506   140,000        --             --       66,000          390
  Exploration and Production
Gregory B. Cox...................   2002    167,004    57,000        --             --       20,000          511
  Vice President/                   2001    147,000    45,000        --         30,089(3)    15,000          439
  Exploration                       2000    132,300    43,000        --             --       45,000          387
Steven J. Craig..................   2002    165,000    41,000        --             --       18,000          773
  Senior Vice President/            2001    125,808    46,000        --         27,391(3)    12,000          364
  Planning and Administration       2000    121,008    29,000        --             --       39,000          346
J. Burke Asher...................   2002    150,000    37,000        --             --       17,500        1,980
  Vice President/Finance            2001    119,600    44,000        --         26,077(3)    11,500        1,505
  and Secretary                     2000    115,008    27,600        --             --       37,000          928

---------------

(1) No amount is included, as it is less than 10% of the total salary and bonus of the individual for the year.

(2) Effective March 17, 1997, in connection with his initial employment agreement, Mr. Watt was awarded 15,000 restricted shares of common stock, which vested and became unrestricted 20% per year from the effective date.

(3) On January 24, 2001, contingent grants of the number of shares of common stock shown became effective. For Mr. Cox, the shares vest 50% on June 17, 2002, and 25% each on June 17, 2003 and 2004. For the other officers, the shares vest 20% annually beginning January 17, 2002. Except in the event of death, long-term disability, or change of control, the officers will forfeit unvested shares if their employment with us terminates prior to the vesting dates.

(4) These amounts are for group term life insurance premiums paid by the company.

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

     - Approved by the stockholders.

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

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                         INDIVIDUAL GRANTS
                                         --------------------------------------------------
                                         NUMBER OF     PERCENT OF
                                         SECURITIES   TOTAL OPTIONS
                                         UNDERLYING    GRANTED TO     EXERCISE                GRANT DATE
                                          OPTIONS     EMPLOYEES IN     PRICE     EXPIRATION    PRESENT
NAME                                      GRANTED      FISCAL YEAR    $/SHARE       DATE      VALUE $(1)
----                                     ----------   -------------   --------   ----------   ----------
James A. Watt..........................    35,000          11%         17.15      12/17/12     440,640
Robert P. Murphy.......................    32,000          10%         17.15      12/17/12     402,870
Gregory B. Cox.........................    20,000           6%         17.15      12/17/12     251,794
Steven J. Craig........................    18,000           6%         17.15      12/17/12     226,615
J. Burke Asher.........................    17,500           5%         17.15      12/17/12     220,320

---------------

(1) We determined these values using the Black-Scholes option pricing model with the following assumptions: stock price volatility of 61.61%; interest rate based on the yield to maturity of a 10-year Treasury security; exercise in the tenth year; and a dividend rate of zero. We made no adjustments for nontransferability or risk of forfeiture. Our use of this model does not constitute an endorsement or an acknowledgment that such model can accurately determine the value of options. No assurance can be given that the actual value, if any, realized by an executive upon the exercise of these options will approximate the estimated values calculated by using the Black-Scholes model.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                            NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                 NUMBER OF                 UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                  SHARES       VALUE     OPTIONS AT FISCAL YEAR-END      FISCAL YEAR-END ($)(2)
                                ACQUIRED ON   REALIZED   ---------------------------   ---------------------------
NAME                             EXERCISE      ($)(1)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                            -----------   --------   -----------   -------------   -----------   -------------
James A. Watt.................     49,099     603,580      308,197        99,333        3,633,763       544,493
Robert P. Murphy..............     33,588     495,251      137,742        70,666        1,514,724       296,686
Gregory B. Cox................         --          --       73,666        45,000          809,762       200,800
Steven J. Craig...............     56,402     563,653       23,597        21,000          248,450       173,300
J. Burke Asher................     32,151     494,442       54,499        37,500          550,277       164,493

---------------

(1) Computed as the number of securities multiplied by the difference between the option exercise price and the mean of the high and low price of our common stock on the date of exercise.

(2) Computed as the number of securities multiplied by the difference between the option exercise prices and the closing price of our common stock on December 31, 2002.

CONTINGENT STOCK GRANTS

     In 1999, the directors approved contingent awards of stock to employees and directors totaling 679,937 shares of our common stock. The number of shares awarded to each employee and director was based on the employee's annual base salary as of June 17,1999, or in the case of non employee directors, $100,000, divided by $4.19, which was the closing stock price on June 17, 1999. In order for the grant to be effective, our stock had to close above a trigger price of $10.42 for 20 consecutive trading days within 5 years of the grant date. This trigger was achieved on January 24, 2001. Recipients of the grant must remain an employee or a director during the vesting schedules in order to receive the shares. Employees and directors individually elected one of two vesting periods. The first vesting schedule has 50% percent of the grant vesting on June 17, 2002, with an additional 25% vesting on June 17, 2003, and the final 25% vesting on June 17, 2004. 264,863 shares are subject to this vesting schedule. The second vesting option has 20% of the grant vesting on January 17, 2002, with an additional 20% vesting on each successive January 17 through 2006. 395,090 shares are subject to the second vesting schedule. While 679,937 shares of restricted stock were granted in 1999, as of March 27, 2003, 659,953 shares are subject to the grant because a director voluntarily surrendered 23,880 shares, a new employee was granted 6,535 shares, and an employee terminated, forfeiting 2,639 shares. The number of shares subject to the grant may decrease to the degree that participants fail to remain with us during the vesting period. In the event of a participant's death while employed or serving as a director with us, or reaching the retirement age of 65 or receiving long term disability benefits while employed with us, a grant becomes 100% vested. In addition, the grants can become 100% vested upon a change of control.

PENSION PLANS

     Our defined benefit pension plans provide retirement and other benefits to eligible employees upon reaching the "normal retirement age," which is age 65 or after 3 years of service (5 years if employment terminated prior to January 1, 2001), if later. Directors who are not also employees of the company are not eligible to participate in the plans. Employees are eligible to participate on January 1 following the completion of six months of service or the attainment of age 20 1/2, if later. Additional provisions are made for early or late retirement, disability retirement and benefits to surviving spouses. At normal retirement age, an eligible employee will receive a monthly retirement income equal to 35% of his or her average monthly compensation during the three consecutive calendar years in the prior 10 years which provide the highest average compensation, plus 0.65% of such average compensation in excess of the amount shown in the Social Security Covered Compensation Table (as published annually by the Internal Revenue Service) multiplied by his or her years of service, limited to 35 years. If an employee terminates employment (other than by death or disability) before completion of three years of service (five years if employment terminated prior to January 1, 2001), no benefits are payable. If an employee terminates employment after three years of service (five years if employment terminated prior to January 1, 2001), the employee is entitled to all accrued benefits. The following table illustrates the annual pension for plan participants that retire at "normal retirement age" in 2002:

                               PENSION PLAN TABLE

                                                   YEARS OF SERVICE(1)(3)(4)
AVERAGE                                   --------------------------------------------
COMPENSATION(1)(2)                          15       20       25       30        35
------------------                        ------   ------   ------   -------   -------
($)                                        ($)      ($)      ($)       ($)       ($)
125,000.................................  52,135   54,930   57,725    60,520    63,315
150,000.................................  63,323   66,930   70,538    74,145    77,753
175,000.................................  74,510   78,930   83,350    87,770    92,190
200,000.................................  85,698   90,930   96,163   101,395   106,628
225,000.................................  85,698   90,930   96,163   101,395   106,628
250,000.................................  85,698   90,930   96,163   101,395   106,628
300,000.................................  85,698   90,930   96,163   101,395   106,628
400,000.................................  85,698   90,930   96,163   101,395   106,628
450,000.................................  85,698   90,930   96,163   101,395   106,628
500,000.................................  85,698   90,930   96,163   101,395   106,628

---------------

(1) As of December 31, 2002, the Internal Revenue Code does not allow qualified plan compensation to exceed $200,000 or the benefit payable annually to exceed $160,000. The Internal Revenue Service will adjust these limitations for inflation in future years. When the limitations are raised, the compensation considered and the benefits payable under the pension plans will increase to the level of the new limitations or the amount otherwise payable under the pension plans, whichever amount is lower.

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

(3) The estimated credited service at December 31, 2002, for the executive officers shown in the Summary Compensation Table on page 49 is as follows:
    James A. Watt (6 years), Robert P. Murphy (5 years), Steven J. Craig (8 years), J. Burke Asher (6 years), and Gregory B. Cox (5 years).

(4) The normal form of payment is a life annuity for a single participant or a 50% joint and survivor annuity for a married participant. Such benefits are not subject to a deduction for Social Security or other offset amounts.

COMPENSATION OF DIRECTORS

     - Only non-employee directors are compensated for board service

     - Compensation includes:

      -- Annual retainer of $20,000

      -- $1,000 per board meeting attended (Chairman of the Board receives extra
         $250 per board meeting attended)

      -- Unless surrendered, eligible for stock grant (see discussion of grant beginning on page 50)

      -- Committee meeting fee of $750 per meeting attended by committee members or $1,000 for the committee chairman per meeting attended, if on a different day than a full board meeting

      -- Directors are entitled to reimbursement of company related out-of-pocket expenses

      -- We provide directors and officers insurance and indemnification to the full extent allowed by law

      -- All or part of a director's board compensation may be received in company stock in accordance with the Non-Employee Director Stock Purchase Plan

     - There were 5 board meetings in 2002

     - All directors attended at least 75% of the meetings

     - During 2001, we paid an entity controlled by director David E. Preng $2,000 for consulting fees.

     - In 2002, non-employee directors were awarded non-qualified stock options with exercise prices of $17.15, exercisable 1/3 per year beginning one year after the date of grant, as follows:

      -- David H. Hawk -- 10,000 shares

      -- John E. Goble, David E. Preng, and Alan C. Shapiro -- 7,500 shares each

      -- William E. Greenwood, Thomas W. Rollins, and James Arthur Lyle -- 5,000 shares each

  NON-EMPLOYEE DIRECTOR STOCK PURCHASE PLAN

     - This plan was approved by the stockholders December 4, 1997

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

     - Shares may be transferred earlier than one year based on a director's death, disability or departure from the board

     - During the restricted transfer period the director may vote the stock and receive any dividends

     - The board may terminate this plan at any time

     - Shares received under plan for 2002:

            -- John E. Goble, Jr. .....  1,041 shares in lieu of $12,000 cash
            -- William E. Greenwood....  2,560 shares in lieu of $29,500 cash
            -- James Arthur Lyle.......  2,243 shares in lieu of $25,750 cash
            -- David E. Preng..........  2,266 shares in lieu of $26,000 cash
            -- Thomas W. Rollins.......   692 shares in lieu of $  8,000 cash
            -- Alan C. Shapiro.........  2,560 shares in lieu of $29,500 cash

  CHANGE IN CONTROL ARRANGEMENTS AND EMPLOYMENT CONTRACTS

     All of our full-time regular employees are covered by a severance plan that we adopted in 1997. Under this plan, if an employee is involuntarily terminated, as that term is defined in the plan, the employee will be entitled to a payment of between two months base pay and eighteen months base pay depending on the employee's job and years of experience. If an employee voluntarily quits, is terminated for cause as defined in the plan, dies, leaves due to a disability for which benefits are payable, or the termination is expected to be of short duration, the employee is not eligible for payment under the plan. In addition, under certain circumstances, a change in control could cause immediate vesting and triggering of stock options and contingent stock grants. As of December 31, 2002, if the contingent stock grants were vested by a change in control, it would result in the issuance of a maximum aggregate of 447,192 shares to directors and employees.

  Employment Agreements

     We have employment agreements with James A. Watt, Robert P. Murphy, Gregory
B. Cox, Steven J. Craig, and J. Burke Asher. The most significant terms of such agreements are summarized below:

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

     - Term of three years from September 30, 1999, subject to single year extensions by mutual agreement

     - Base salary of $175,000 a year, subject to discretionary increases

     - Eligible to receive discretionary performance bonus (targeted at 50% of base salary)

     - If terminated prior to a change in control, without cause, he receives his salary plus a pro rata bonus

     - He receives 2.99 times the sum of his base salary plus his target bonus if he is terminated within twelve months of a change in control, other than for death, disability or cause, or he leaves for good reason within the twelve month period

Gregory B. Cox

     - Term of two years from April 30, 2002, subject to one year extensions by mutual agreement

     - Base salary of $167,000, subject to discretionary increases

     - Eligible to receive discretionary performance bonus (targeted at 35% of base salary)

     - If terminated prior to a change in control, without cause, he receives all accrued compensation and a pro rata bonus plus a severance payment in lieu of further compensation equal to 1 times his current base salary

     - He receives accrued compensation and a pro rata bonus and 2 times the sum of his base salary plus target bonus if he is terminated within twelve months of a change in control, other than for death, disability or cause, or he leaves for good reason within the twelve month period

Steven J. Craig and J. Burke Asher

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

     David E. Preng, William E. Greenwood, and James Arthur Lyle served on the compensation committee in 2002. No executive officer or employee serves on the compensation committee of the board. None of our executive officers serves on the board of directors of any other entity that has an executive officer serving on our board.

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

  ANNUAL CASH INCENTIVES

     The Committee developed a performance-based annual cash incentive plan covering the executive officers and top managers. The objectives in designing the plan are to reward participants for accomplishing objectives which are generally measurable and increase shareholder value. Under the annual cash incentive plan, the Committee has established a "target" cash incentive award for each executive officer (including the Chief Executive Officer) that is payable based mostly upon the company's achieving certain performance targets and, to a lesser extent, for achieving highly challenging individual performance objectives. The performance targets are increasing reserves and production; controlling finding, development, production, and general and administrative costs; and achieving an acceptable overall return on capital; all of which are competitive with a peer group of oil and gas companies. The Committee also determined that award levels under the plan should be fiscally prudent.

  LONG-TERM STOCK-BASED INCENTIVES

     We maintain a stock option plan for officers and other employees. The philosophy is to award stock options to selected plan participants based on their levels within the company and upon individual merit. The plan is to grant stock options which are competitive within the industry for other individuals at the employee's level and which provide the employee a meaningful incentive to remain with the company, to increase performance, and to focus on achieving long-term increases in shareholder value. Other factors the Committee considers in granting stock options include the employee's contributions toward achieving the company's long-term objectives, such as reserve and production growth, as well as the employee's contributions in achieving the company's short-term and long-term profitability targets.

                                          COMPENSATION COMMITTEE

                                          David E. Preng
                                          William E. Greenwood
                                          James Arthur Lyle

  PERFORMANCE GRAPH

     The following performance graph compares the performance of all classes of our common stock to the Nasdaq indices of United States companies and to a peer group comprising Nasdaq companies listed under the Standard Industrial Classification Codes 1310-1319 for the company's last five fiscal years. Such industrial codes include companies engaged in the oil and gas business. The graph assumes that the value of an investment in our common stock and in each index was $100 at December 31, 1997, and that all dividends were reinvested.

                                    (GRAPH)

--------------------------------------------------------------------------------------------------
                       12/31/1997   12/31/1998   12/31/1999   12/31/2000   12/31/2001   12/31/2002
--------------------------------------------------------------------------------------------------
REMA(1)                  100.00        69.88        84.99       284.76       378.95       359.46
REMB(1)                  100.00        61.46        74.76       250.48       333.33       316.18
NASDAQ U.S.              100.00       141.00       261.50       157.40       124.90        86.30
NASDAQ O&G               100.00        48.60        50.20       104.30        78.10        77.50

(1) The last day of trading for REMA and REMB was December 24, 1998. Effective at the opening of trading on December 28, 1998, both former classes of stock were replaced by a new single class of voting common stock (REM). The values shown above as of December 31, 1998, 1999, 2000, 2001 and 2002 for REMA give effect to the 1.15:1 exchange ratio that the former holders of REMA received in the exchange for the new class of common stock, and the 1:1 exchange ratio that the former holders of REMB received in the exchange for the new class of common stock.

     Until December 24, 1998, our 2 classes of common stock were traded on the Nasdaq Stock Exchange under the symbols ROILA and ROILB. From December 28, 1998, through June 19, 2002, our single class of common stock traded on the Nasdaq Stock Exchange under the symbol ROIL. Since June 20, 2002, our common stock has traded on the New York Stock Exchange under the symbol REM. The designation REMA and REMB are used in the table above only to distinguish between the two classes of common stock that were outstanding on December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of March 27, 2003, the following persons held shares of the company's common stock in amounts totaling more than 5% of the total shares of common stock outstanding. This information was furnished to us by such persons or statements filed with the Commission.

                                                           SHARES OF
NAME AND ADDRESS OF                                       COMMON STOCK         PERCENT OF
BENEFICIAL OWNER                                       BENEFICIALLY OWNED     COMMON STOCK
-------------------                                    ------------------     ------------
J.R. Simplot.........................................  5,477,928    (1)          20.8%
999 Main Street
Boise, Idaho 83702(1)

---------------

(1) 2,785,028 shares are directly owned by JRS Properties III L.P. ("JRS Properties III"). The J.R. Simplot Self Declaration of Revocable Trust (the "Trust"), of which Mr. Simplot is the beneficiary and trustee, controls JRS Properties III. The Trust and a trust for the benefit of Mr. Simplot's spouse ("Mrs. Simplot's Trust"), which exercises no investment control, holds approximately 79.6% of the beneficial interest in the shares owned by JRS Properties III. 2,692,900 shares are directly owned by JRS Properties L.P. ("JRS Properties"). The Trust controls JRS Properties. The Trust and Mrs. Simplot's Trust hold approximately 98.7% of the beneficial interest in the shares owned by JRS Properties.

  OWNERSHIP OF MANAGEMENT

     The number of shares of the company's common stock beneficially owned as of March 27, 2003, by directors of the company, each officer listed in the compensation table on page 49, and as a group comprising all directors and executive officers, are set forth in the following table. This information was furnished to the company by such persons.

                                      SHARES OF          OPTIONS
                                     COMMON STOCK      EXERCISABLE                  PERCENT OF
                                     BENEFICIALLY   WITHIN 60 DAYS OF                 COMMON
NAME                                    OWNED        MARCH 27, 2003       TOTAL       STOCK
----                                 ------------   -----------------   ---------   ----------
J. Burke Asher.....................     18,397             66,833          85,230           *
Don D. Box.........................     73,947            191,667         265,614        1.0%
Gregory B. Cox.....................     48,546             40,120          88,666           *
Steven J. Craig....................     92,282             28,264         120,546           *
John E. Goble, Jr. ................     23,666             90,001         113,667           *
William E. Greenwood...............     22,619            116,667         139,286           *
David H. Hawk......................      2,430                 --           2,430           *
James Arthur Lyle..................     36,787            116,667         153,454           *
Robert P. Murphy...................     34,719            156,742         191,461           *
David E. Preng.....................     56,766            126,667         183,433           *
Thomas W. Rollins..................     20,979             91,667         112,646           *
Alan C. Shapiro....................     47,621            116,667         164,288           *
James A. Watt......................    108,988            349,197         458,185        1.7%
All directors and executive
  officers as a group (14
  persons).........................    615,493          1,512,991       2,128,484        7.6%

---------------

* Less than one percent of the outstanding shares.

     The following table presents information about our equity compensation plans at December 31, 2002:

                                  NUMBER OF SECURITIES
                                      TO BE ISSUED         WEIGHTED AVERAGE
                                    UPON EXERCISE OF      EXERCISE PRICE OF     NUMBER OF SECURITIES
                                  OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   REMAINING AVAILABLE
                                  WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    FOR FUTURE ISSUANCE
                                  --------------------   --------------------   --------------------
PLAN CATEGORY                             (A)                    (B)                    (C)
-------------                     --------------------   --------------------   --------------------
Equity compensation plans
  approved by stockholders......       2,552,219                $8.68                 544,235
Equity compensation plans not
  approved by stockholders......         447,192                $0.00                       0
                                       ---------                -----                 -------
Total...........................       2,999,411                $7.39                 544,235
                                       =========                =====                 =======

     The information above regarding equity compensation plans not approved by the stockholders includes contingent one-time stock grants made in 1999 to all employees and directors, which include the following significant attributes:

     - Shares awarded based on annual base salary as of June 17, 1999, or in the case of non-employee directors $100,000, divided by $4.19 (the closing price on June 17, 1999).

     - In order for the grants to become effective, our common stock had to close at or above $10.42 per share for 20 consecutive trading days within 5 years of the grant date (the "trigger event").

     - The trigger event was achieved on January 24, 2001.

     - 686,472 shares were awarded. As of December 31, 2002, 212,761 shares have vested, and 26,519 shares have been forfeited. Of the remaining 447,192 shares, 131,117 shares vest 50% on June 17, 2003, and 50% on June 17, 2004; and 316,075 shares vest 25% on each successive January 17 beginning January 17, 2003.

     - Each employee and director must remain an employee or director during his/her respective vesting schedule in order to receive the shares.

     - In the event of death, long-term disability, change of control, or reaching the retirement age of 65, the shares will fully vest.

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

     We acquired a long-term receivable under a Collateral Assignment Split Dollar Insurance Agreement between CKB Petroleum, Inc. and Don D. Box in a merger in 1998. The amount due CKB Petroleum from Don D. Box under the Collateral Assignment Split Dollar Insurance Agreement was $140,000 on December 31, 2002, and $135,000 on December 31, 2001.

ITEM 14. CONTROLS AND PROCEDURES.

     Within the 90 day period prior to the filing of this report, our management, including our Chief Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and the Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of the date the evaluation was concluded. Further, there were no significant changes in internal controls, or in other factors that could significantly affect internal controls, since that date.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this report:

     1. Financial Statements included in Item 8:

          (i) Independent Auditors' Report

          (ii) Consolidated Balance Sheets as of December 31, 2002 and 2001

          (iii) Consolidated Statements of Income for years ended December 31, 2002, 2001 and 2000

          (iv) Consolidated Statement of Stockholders' Equity for years ended December 31, 2002, 2001 and 2000

          (v) Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

          (vi) Notes to Consolidated Financial Statements

          (vii) Supplemental Oil and Natural Gas Information (Unaudited) (Included in the Notes to Consolidated Financial Statements)

     2. Financial Statement Schedules

     Financial statement schedules are omitted as they are not applicable, or the required information is included in the financial statements or notes thereto.

     (b) Reports on Form 8-K:

     We filed no reports on Form 8-K during the three months ended December 31, 2002.

     (c) Exhibits:

         3.1#      Certificate of Amendment of Certificate of Incorporation of
                   Remington Oil and Gas Corporation.
         3.3       By-Laws as amended.
        10.1***    Pension Plan of Remington Oil and Gas as Amended and
                   Restated Effective January 1, 2000.
        10.2***    Amendment Number One to the Pension Plan of Remington Oil
                   and Gas Corporation.
        10.3       Amendment Number Two to the Pension Plan of Remington Oil
                   and Gas Corporation.
        10.4       Amendment Number Three to the Pension Plan of Remington Oil
                   and Gas Corporation.
        10.6*      Box Energy Corporation Severance Plan.
        10.7++     Box Energy Corporation 1997 Stock Option Plan. (as amended
                   June 17, 1999 and May 23, 2001)
        10.8*      Box Energy Corporation Non-Employee Director Stock Purchase
                   Plan
        10.9+      Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two
                   executive officers.
        10.10+     Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an
                   executive officer.
        10.11**    Employment Agreement effective January 31, 2000, by and
                   between Remington Oil and Gas Corporation and James A. Watt.
        10.12      Form of Employment Agreement effective April 30, 2002, by
                   and between Remington Oil and Gas Corporation and an
                   executive officer.
        21         Subsidiaries of the registrant.
        23.1       Consent of Ernst & Young LLP.
        23.2       Notice Regarding Consent of Arthur Andersen LLP.
        23.3       Consent of Netherland, Sewell & Associates.

              24                                              Power of Attorney
        99***      Letter from Remington Oil and Gas Corporation to Securities and Exchange Commission regarding Arthur Andersen LLP
                   representations.
        99.1       Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        99.2       Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

  * Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission and effective on or about March 30, 1998.

 # Incorporated by reference to the Company's Registration Statement on Form S-4
   (file number 333-61513) filed with the Commission and effective on November 27, 1998.

  + Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999 filed with the Commission and effective on or about November 12, 1999.

 ** Incorporated by reference to the Company's Form 10-K (file number 1-1156) for the fiscal year ended December 31, 2000 filed with the Commission and effective on or about March 16, 2001.

 ++ Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001 filed with the Commission and effective on or about November 9, 2001.

*** Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001 filed with the Commission and effective on or about March 21, 2002.

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

Date: March 28, 2003

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DIRECTORS:



/s/ DON D. BOX                      /s/ JOHN E. GOBLE, JR.              /s/ WILLIAM E. GREENWOOD
---------------------------------   ---------------------------------   ------------------------------------
Don D. Box                          John E. Goble, Jr.                  William E. Greenwood
Director                            Director                            Director
(by Steven J. Craig
Attorney In Fact)


/s/ DAVID H. HAWK                   /s/ JAMES ARTHUR LYLE               /s/ DAVID E. PRENG
---------------------------------   ---------------------------------   ------------------------------------
David H. Hawk                       James Arthur Lyle                   David E. Preng
Director                            Director                            Director


                                    /s/ ALAN C. SHAPIRO                 /s/ JAMES A. WATT
---------------------------------   ---------------------------------   ------------------------------------
Thomas W. Rollins                   Alan C. Shapiro                     James A. Watt
Director                            Director                            Director

OFFICERS:



/s/ JAMES A. WATT                   /s/ J. BURKE ASHER                  /s/ EDWARD V. HOWARD
---------------------------------   ---------------------------------   ------------------------------------
James A. Watt                       J. Burke Asher                      Edward V. Howard
President and Chief Executive       Vice President/Finance              Vice President/Controller
Officer                             (Principal Financial Officer)       (Principal Accounting Officer)

Date: March 28, 2003

                                 CERTIFICATIONS

I, James A. Watt, certify that:

     1. I have reviewed this annual report on Form 10-K of Remington Oil and Gas Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                                   /s/ JAMES A. WATT
                                          --------------------------------------
                                                      James A. Watt
                                          President and Chief Executive Officer

I, J. Burke Asher, certify that:

     1. I have reviewed this annual report on Form 10-K of Remington Oil and Gas Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                                  /s/ J. BURKE ASHER
                                          --------------------------------------
                                                      J. Burke Asher
                                                  Vice President/Finance
                                              (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
 3.1#     Certificate of Amendment of Certificate of Incorporation of
          Remington Oil and Gas Corporation.
 3.3      By-Laws as amended.
10.1***   Pension Plan of Remington Oil and Gas as Amended and
          Restated Effective January 1, 2000.
10.2***   Amendment Number One to the Pension Plan of Remington Oil
          and Gas Corporation.
10.3      Amendment Number Two to the Pension Plan of Remington Oil
          and Gas Corporation.
10.4      Amendment Number Three to the Pension Plan of Remington Oil
          and Gas Corporation.
10.6*     Box Energy Corporation Severance Plan.
10.7++    Box Energy Corporation 1997 Stock Option Plan. (as amended
          June 17, 1999 and May 23, 2001)
10.8*     Box Energy Corporation Non-Employee Director Stock Purchase
          Plan
10.9+     Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two
          executive officers.
10.10+    Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an
          executive officer.
10.11**   Employment Agreement effective January 31, 2000, by and
          between Remington Oil and Gas Corporation and James A. Watt.
10.12     Form of Employment Agreement effective April 30, 2002, by
          and between Remington Oil and Gas Corporation and an
          executive officer.
21        Subsidiaries of the registrant.
23.1      Consent of Ernst & Young LLP.
23.2      Notice Regarding Consent of Arthur Andersen LLP.
23.3      Consent of Netherland, Sewell & Associates.
24        Power of Attorney.
99***     Letter from Remington Oil and Gas Corporation to Securities and Exchange Commission regarding Arthur Andersen LLP
          representations.
99.1      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

* Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission and effective on or about March 30, 1998.

# Incorporated by reference to the Company's Registration Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

+ Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999 filed with the Commission and effective on or about November 12, 1999.

** Incorporated by reference to the Company's Form 10-K (file number 1-1156) for the fiscal year ended December 31, 2000 filed with the Commission and effective on or about March 16, 2001.

++ Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001 filed with the Commission and effective on or about November 9, 2001.

*** Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001 filed with the Commission and effective on or about March 21, 2002.