Form 10-Q
period 2003-03-31
REMINGTON OIL & GAS CORP
filed 2003-05-02
CIK 874992

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                                   FORM 10-Q

(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]     No [ ]

     There were 26,459,991 outstanding shares of Common Stock, $0.01 par value, on May 1, 2003.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       REMINGTON OIL AND GAS CORPORATION

                                     INDEX

  PART I -- FINANCIAL INFORMATION
    Item 1. Financial Statements..............................    2
       Condensed Consolidated Balance Sheets..................    2
       Condensed Consolidated Statements of Income............    3
       Condensed Consolidated Statements of Cash Flows........    4
       Notes to Condensed Consolidated Financial Statements...    5
    Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations....................    8
    Item 3. Quantitative and Qualitative Disclosures about
       Market Risk............................................   10
    Item 4. Controls and Procedures...........................   11
  PART II -- OTHER INFORMATION
    Item 1. Legal Proceedings.................................   12
    Item 2. Changes in Securities and Use of Proceeds.........   12
    Item 3. Defaults upon Senior Securities...................   12
    Item 4. Submission of Matters to a Vote of Security
       Holders................................................   12
    Item 5. Other Information.................................   12
    Item 6. Exhibits and Reports on Form 8-K..................   12
    SIGNATURES................................................   14
    CERTIFICATIONS............................................   15

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REMINGTON OIL AND GAS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,         DECEMBER 31,
                                                                   2003               2002
                                                              --------------     ---------------
                                                               (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                             ASSETS
  CURRENT ASSETS
     Cash and cash equivalents..............................    $  14,814           $  14,929
     Accounts receivable....................................       47,288              32,555
     Prepaid drilling costs.................................        5,775               3,115
     Prepaid expenses and other current assets..............        1,688               1,863
                                                                ---------           ---------
  TOTAL CURRENT ASSETS......................................       69,565              52,462
                                                                ---------           ---------
  PROPERTIES
     Oil and gas properties (successful-efforts method).....      537,974             510,921
     Other properties.......................................        3,247               3,182
     Accumulated depreciation, depletion and amortization...     (287,027)           (279,722)
                                                                ---------           ---------
  TOTAL PROPERTIES..........................................      254,194             234,381
                                                                ---------           ---------
  OTHER ASSETS..............................................        2,150               2,150
                                                                ---------           ---------
TOTAL ASSETS................................................    $ 325,909           $ 288,993
                                                                =========           =========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable and accrued liabilities...............    $  54,140           $  47,523
     Short-term notes payable and current portion of other
      long-term payables....................................        2,285               1,715
                                                                ---------           ---------
  TOTAL CURRENT LIABILITIES.................................       56,425              49,238
                                                                ---------           ---------
  LONG-TERM LIABILITIES
     Notes payable..........................................       37,400              37,400
     Other long-term payables...............................        1,224               1,503
     Asset retirement obligation............................       11,847                  --
     Deferred income taxes..................................       13,261               7,192
                                                                ---------           ---------
  TOTAL LONG-TERM LIABILITIES...............................       63,732              46,095
                                                                ---------           ---------
     TOTAL LIABILITIES......................................      120,157              95,333
                                                                ---------           ---------
  Commitments and contingencies (Note 6)
  STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 25,000,000 shares
      authorized, no shares outstanding.....................           --                  --
     Common stock, $.01 par value, 100,000,000 shares
      authorized, 26,495,553 shares issued and 26,388,801
      shares outstanding in 2003, 26,327,195 shares issued
      and 26,236,459 shares outstanding in 2002.............          265                 263
     Additional paid-in capital.............................      117,144             115,827
     Restricted common stock................................        4,508               5,468
     Unearned compensation..................................       (2,845)             (3,192)
     Treasury stock (72,393 shares in 2003 and 56,377 shares
      in 2002)..............................................       (1,278)               (977)
     Retained earnings......................................       87,958              76,271
                                                                ---------           ---------
  TOTAL STOCKHOLDERS' EQUITY................................      205,752             193,660
                                                                ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $ 325,909           $ 288,993
                                                                =========           =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2003         2002
                                                              ---------    ---------
                                                                   (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
REVENUES
  Oil sales.................................................   $13,575      $ 7,030
  Gas sales.................................................    28,593       12,234
  Other income..............................................        33           43
                                                               -------      -------
TOTAL REVENUES..............................................    42,201       19,307
                                                               -------      -------
COSTS AND EXPENSES
  Operating.................................................     4,256        3,146
  Exploration...............................................     7,098        3,664
  Depreciation, depletion and amortization..................    10,757        9,568
  General and administrative................................     1,291        1,246
  Stock based compensation..................................       419          457
  Interest and financing....................................       400          829
                                                               -------      -------
TOTAL COSTS AND EXPENSES....................................    24,221       18,910
                                                               -------      -------
INCOME BEFORE INCOME TAXES..................................    17,980          397
  Income tax expense........................................     6,293          139
                                                               -------      -------
NET INCOME..................................................   $11,687      $   258
                                                               =======      =======
Basic income per share......................................   $  0.44      $  0.01
                                                               =======      =======
Diluted income per share....................................   $  0.42      $  0.01
                                                               =======      =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
CASH FLOW PROVIDED BY OPERATIONS
  NET INCOME................................................  $ 11,687   $    258
  Adjustments to reconcile net income
     Depreciation, depletion and amortization...............    10,757      9,568
     Deferred income taxes..................................     6,293        139
     Amortization of deferred charges.......................        64         47
     Dry hole and impairment costs..........................     6,745      3,492
     Cash paid for dismantlement............................      (296)        (4)
     Stock based compensation...............................       419        457
                                                              --------   --------
  CASH FLOW PROVIDED BY OPERATIONS BEFORE CHANGES IN WORKING
     CAPITAL................................................    35,669     13,957
                                                              --------   --------
  CHANGES IN WORKING CAPITAL
     (Increase) in accounts receivable......................   (14,733)    (1,932)
     (Increase) in prepaid expenses and other current
      assets................................................    (2,549)    (1,714)
     Increase (decrease) in accounts payable and accrued
      expenses..............................................     6,617     (7,314)
                                                              --------   --------
  NET CASH FLOW PROVIDED BY OPERATIONS......................    25,004      2,997
                                                              --------   --------
  CASH FROM INVESTING ACTIVITIES
     Capital expenditures...................................   (24,614)   (20,387)
                                                              --------   --------
  NET CASH (USED IN) INVESTING ACTIVITIES...................   (24,614)   (20,387)
                                                              --------   --------
  CASH FROM FINANCING ACTIVITIES
     Payments on notes payable and other long-term
      payables..............................................      (267)   (44,652)
     Common stock issued....................................        63     53,313
     Purchase of treasury stock.............................      (301)      (255)
                                                              --------   --------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.......      (505)     8,406
                                                              --------   --------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS.................      (115)    (8,984)
     Cash and cash equivalents at beginning of period.......    14,929     19,377
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 14,814   $ 10,393
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

     We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2003. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 2002 Form 10-K. The income statements for the three months ended March 31, 2003, cannot necessarily be used to project results for the full year. We have made certain reclassifications to prior year financial statements in order to conform to current year presentations.

NOTE 2.  NEW ACCOUNTING POLICIES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     We adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. The statement requires that we estimate the fair value for our asset retirement obligations (dismantlement and abandonment of oil and gas wells and offshore platforms) in the periods the assets are first placed in service. We then adjust the current estimated obligation for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service. We recorded the present value of the asset retirement obligation as an additional property cost and as an asset retirement liability. A combination of the amortization of the additional property cost (using the unit of production method) and the accretion of the discounted liability is recorded as a periodic expense in our income statement.

     Prior to this adoption, we accrued an estimated dismantlement, restoration and abandonment liability using the unit of production method over the life of a property and included the accrued amount in depreciation, depletion and amortization expense. The total accrued liability ($5.5 million) was reflected as additional accumulated depreciation, depletion and amortization of oil and gas properties on our balance sheet.

                       REMINGTON OIL AND GAS CORPORATION

     In conformity with the new statement we recorded the cumulative effect of this accounting change as of January 1, 2003 as if we had used this method in the prior years. At January 1, 2003, we increased our oil and gas properties by $9.0 million, recorded $11.8 million as an Asset Retirement Obligation liability and reduced our accumulated depreciation by $2.8 million ($5.5 million accrued dismantlement in prior years less accumulated depreciation, depletion and amortization of $2.7 million on the increased property costs). The adoption of the new standard had no material effect on our net income. The following table reflects the reconciliation of the asset retirement obligations during the first quarter of 2003.

                                                     CAPITALIZED    ACCUMULATED      ASSET
                                                        ASSET      DEPRECIATION    RETIREMENT
                                                     RETIREMENT    DEPLETION AND   OBLIGATION
                                                        COST       AMORTIZATION    LIABILITY
                                                     -----------   -------------   ----------
                                                                  (IN THOUSANDS)
Balance January 1, 2003............................    $8,985         $2,692        $11,807
Property additions.................................       694             --            694
Settlement of liabilities..........................        --             --           (296)
Asset retirement expense...........................        --            250            200
                                                       ------         ------        -------
Balance March 31, 2003.............................    $9,679         $2,942        $12,405
                                                       ======         ======        =======

     Of the total asset retirement obligation, $558,000 is classified as current due to the anticipated dismantlement and abandonment of East Cameron block 305 during 2003.

NOTE 3.  NET INCOME PER SHARE

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net income..................................................   $11,687     $   258
                                                               =======     =======
Basic income per share......................................   $  0.44     $  0.01
                                                               =======     =======
Diluted income per share....................................   $  0.42     $  0.01
                                                               =======     =======
Weighted average common stock...............................    26,340      22,878
Dilutive stock options outstanding (treasury stock
  method)...................................................     1,259       1,535
Restricted common stock grant...............................       371         584
                                                               -------     -------
Total weighted average common shares for diluted income per
  share.....................................................    27,970      24,997
                                                               =======     =======

                       REMINGTON OIL AND GAS CORPORATION

NOTE 4.  STOCK BASED COMPENSATION

     The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS No. 123 had been applied:

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
As reported:
  Net income................................................   $11,687     $   258
  Basic income per share....................................   $  0.44     $  0.01
  Diluted income per share..................................   $  0.42     $  0.01
Stock based compensation (net of tax) included in net income
  as reported...............................................   $   272     $   297
Stock based compensation (net of tax) if using the fair
  value method as applied to all awards.....................   $   746     $   654
Proforma (if using the fair value method applied to all
  awards):
  Net income................................................   $11,213     $   (99)
  Basic income per share....................................   $  0.43     $  0.00
  Diluted income per share..................................   $  0.40     $  0.00
Weighted average shares used in computation
  Basic.....................................................    26,340      22,878
  Diluted...................................................    27,970      24,997

NOTE 5.  NOTES PAYABLE

     As of March 31, 2003, our credit facility of $150.0 million had a borrowing base of $75.0 million. Interest only is payable quarterly through May 3, 2004, at which time the line expires and all principal becomes due, unless the line is extended or renegotiated. On May 1, 2003, we agreed with the lenders to increase the borrowing base to $100.0 million and to extend the term to May 3, 2006. As of May 1, 2003, we had $37.4 million borrowed under the facility. The banks review the borrowing base semi-annually and may increase or decrease the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends.

NOTE 6.  CONTINGENCIES

     We have no material pending legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion will assist in understanding our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to financial statements, and our Form 10-K for the year ended December 31, 2002.

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

     This discussion is primarily an update to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Form 10-K. We recommend that you read this discussion in conjunction with the Form 10-K.

     Our long-term strategy is to increase our oil and gas production and reserves while keeping our operating costs and our finding and development costs competitive with our industry peers.

LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes our contractual obligations and commercial commitments as of March 31, 2003.

                                                       PAYMENTS DUE BY PERIOD
                                     -----------------------------------------------------------
                                               LESS THAN
                                      TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
                                     -------   ---------   ---------   ---------   -------------
                                                           (IN THOUSANDS)
Contractual obligations
  Bank debt........................  $37,400    $   --      $37,400      $ --          $  --
  Other long-term payables.........  $ 2,951    $1,727      $ 1,224      $ --          $  --
  Office lease.....................  $ 2,358    $  441      $   933      $984          $  --
                                     -------    ------      -------      ----          -----
     Total.........................  $42,709    $2,168      $39,557      $984          $  --
                                     =======    ======      =======      ====          =====

     On March 31, 2003, our current assets exceeded our current liabilities by $13.1 million. Our current ratio was 1.23 to 1. From December 31, 2002, to March 31, 2003, our current assets increased by $17.1 million due primarily to increased accounts receivable.

     Cash flow from operations before changes in working capital increased by $21.7 million, or 156%, primarily because of higher oil and gas revenues during the first quarter of 2003 compared to the first quarter of 2002. Gas sales increased by $16.4 million, or 134%, and oil sales increased by $6.5 million, or 93%. The increases in sales related primarily to higher average prices in 2003 compared to the prior year.

     Significant changes in our working capital accounts during the first quarter of 2003 include an increase in accounts receivable due to the increase in balances due from our joint interest participants due to an increase in operating activities and an increase in oil and gas sales during the quarter. Prepaid expenses and other current assets increased due to an increase in prepaid drilling costs on non-operated properties. In addition, due to the increase in our operating activities our accounts payable increased by $6.6 million.

     During the first quarter of 2003, our capital expenditures totaled $24.6 million of which $22.3 million was spent in the Gulf of Mexico where we incurred costs to drill and complete wells and fabricate and install new platforms and facilities. We have budgeted $96.1 million for capital expenditures during 2003. This capital and exploration budget includes $51.3 million for 30 exploratory wells, $25.8 million for offshore platforms and development drilling, and $19.0 million for workovers and property and seismic acquisitions. We expect that our cash, estimated future cash flow from operations, and available bank line of credit will be adequate to fund these expenditures for the remainder of 2003.

     If our exploratory drilling results in significant new discoveries, we will commit additional capital above our existing budget in order to finance the completion, development, and potential additional opportunities generated by our success. We believe that, because of the additional reserves resulting from the exploratory success and our record of reserve growth in recent years, should such outlays exceed our operating cash flow we will be able to fund such needs through bank financing and /or offerings of debt or equity securities.

     As of March 31, 2003, our credit facility of $150.0 million had a borrowing base of $75.0 million. Interest only is payable quarterly through May 3, 2004, at which time the line expires and all principal becomes due, unless the line is extended or renegotiated. On May 1, 2003, we agreed with the lenders to increase the borrowing base to $100.0 million and to extend the term to May 3, 2006. As of May 1, 2003, we had $37.4 million borrowed under the facility. The banks review the borrowing base semi-annually and may increase or decrease the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends.

RESULTS OF OPERATIONS

     The following table reflects oil and gas revenues, production, and prices during the first quarter of 2003 compared to the first quarter of 2002.

                                                             THREE MONTHS ENDED MARCH 31,
                                                         ------------------------------------
                                                                      % INCREASE
                                                           2003       (DECREASE)      2002
                                                         ---------   ------------   ---------
                                                          (DOLLARS IN THOUSANDS, EXCEPT UNIT
                                                                       PRICES)
Oil production volume (MBbls)..........................       426          16%           367
Oil sales revenue......................................   $13,575          93%       $ 7,030
Price per barrel.......................................   $ 31.87          66%       $ 19.15
Increase (decrease) in oil sales revenue due to:
  Change in prices.....................................   $ 4,668
  Change in production volume..........................     1,877
                                                          -------
Total (decrease) in oil sales revenue..................   $ 6,545
                                                          =======
Gas production volume (MMcf)...........................     4,505          (5)%        4,755
Gas sales revenue......................................   $28,593         134%       $12,234
Price per Mcf..........................................   $  6.35         147%       $  2.57
(Decrease) in gas sales revenue due to:
  Change in prices.....................................   $17,974
  Change in production volume..........................    (1,615)
                                                          -------
Total (decrease) in gas sales revenue..................   $16,359
                                                          =======
Total production Mcfe..................................     7,061                      6,957
Price per Mcfe.........................................   $  5.97         116%       $  2.77

     Oil sales revenue increased by $6.5 million, or 93%. An increase of 59,000 barrels (16%) in oil production, primarily from new properties in the offshore Gulf of Mexico, provided an increase in revenue of approximately $1.9 million. Offshore Gulf of Mexico production increased by 82,000 barrels, or 31%, during the first quarter of 2003 compared to 2002 primarily because of production from five new properties. Onshore Gulf coast production decreased due to property sales and natural depletion of oil and gas fields.

     Gas Sales revenue increased by $16.4 million, or 134%, because of higher average gas prices partially offset by lower production. Average gas prices increased from $2.57 per Mcf in the first quarter of 2002 to

$6.35 per Mcf, or 147%, for the same quarter in 2003, causing gas sales revenues to increase by $18.0 million. Production decreased by 250,000 Mcf, or 5%, primarily because of the sales of certain South Texas properties during the second quarter of 2002, partially offset by increased production from new properties in the Gulf of Mexico.

     Operating expenses increased by $1.1 million during the first quarter of 2003 compared to the prior year because of addition producing properties. Exploration expenses increased by $3.4 million due to additional dry hole expense incurred during the first quarter of 2003 compared to 2002. Depreciation, depletion, and amortization including the amortization and accretion of the asset retirement obligation required by Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," increased by $1.2 million, or 13%, primarily due to increased production and additional producing properties. We adopted the new accounting standard effective January 1, 2003.

     Prior to this adoption, we accrued an estimated dismantlement, restoration and abandonment liability using the unit of production method over the life of a property and included the accrued amount in depreciation, depletion and amortization expense. The total accrued liability ($5.5 million) was reflected as additional accumulated depreciation, depletion and amortization of oil and gas properties on our balance sheet. In conformity with this new standard, at January 1, 2003, we recorded an increase in our oil and gas properties totaling $9.0 million, recorded $11.8 million as an Asset Retirement Obligation liability and reduced our accumulated depreciation by $2.8 million ($5.5 million accrued dismantlement in prior years less accumulated depreciation, depletion and amortization of $2.7 million on the increased property costs). The adoption of the new standard had no material effect on our net income.

     General and administrative expenses did not change significantly. Stock based compensation expense includes the amortized compensation cost related to the contingent stock grant and the directors fees paid in common stock. Interest and financing costs decreased due to a decrease in the average debt outstanding and lower weighted average rates. Income tax expense increased by $6.2 million because of the higher income before taxes in the first quarter of 2003 compared to the first quarter of 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  INTEREST RATE RISK

     Our revolving bank line of credit is sensitive to changes in interest rates. At March 31, 2003, the unpaid principal balance under the line was $37.4 million which approximates its fair value. The interest rate on this debt is based on a premium of 150 to 225 basis points over the London Interbank Offered Rate ("Libor"). The rate is reset periodically, usually every three months. If on March 31, 2003, Libor changed by one full percentage point (100 basis points) the fair value of our revolving debt would change by approximately $93,000. We have not entered into any interest rate hedging contracts.

  COMMODITY PRICE RISK

     A vast majority of our production is sold on the spot markets. Accordingly, we are at risk for the volatility in the commodity prices inherent in the oil and gas industry.

     Occasionally we sell forward portions of our production under physical delivery contracts that by their terms cannot be settled in cash or other financial instruments. Such contracts are not subject to the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, we do not provide sensitivity analysis for such contracts. For the period January 1, 2003, through March 31, 2003, we did not have any forward sales contracts in place. For the period

April 1, 2003, through December 31, 2003, we have physical delivery contracts in place to sell 21,500 MMBtu of gas per day and 1,200 barrels of oil per day at the following prices:

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

ITEM 4.  CONTROLS AND PROCEDURES

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

 3.1#     Certificate of Amendment of Certificate of Incorporation of
          Remington Oil and Gas Corporation.
 3.3***   By-Laws as amended.
10.1++    Pension Plan of Remington Oil and Gas Corporation, as
          Amended and Restated effective January 1, 2000.
10.2++    Amendment Number One to the Pension Plan of Remington Oil
          and Gas Corporation.
10.3***   Amendment Number Two to the Pension Plan of Remington Oil
          and Gas Corporation.
10.4***   Amendment Number Three to the Pension Plan of Remington Oil
          and Gas Corporation.
10.5*     Box Energy Corporation Severance Plan.
10.6##    Box Energy Corporation 1997 Stock Option Plan (as amended
          June 17, 1999 and May 23, 2001).
10.7*     Box Energy Corporation Non-Employee Director Stock Purchase
          Plan.
10.8+     Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two
          executive officers.
10.9+     Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an
          executive officer.
10.10**   Employment Agreement effective January 31, 2000, by and
          between Remington Oil and Gas Corporation and James A. Watt.
10.11**   Form of Contingent Stock Grant Agreement -- Directors.
10.12**   Form of Contingent Stock Grant Agreement -- Employees.
10.13**   Form of Amendment to Contingent Stock Grant
          Agreement -- Directors.
10.14**   Form of Amendment to Contingent Stock Grant
          Agreement -- Employees.
99.1      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*** Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2002, filed with the Commission and effective on or about March 31, 2003.

     (b) We filed no reports on Form 8-K during the quarter ended March 31, 2003.

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

                                          REMINGTON OIL AND GAS CORPORATION

                                          By:       /s/ JAMES A. WATT
                                            ------------------------------------
                                                       James A. Watt
                                               President and Chief Executive
                                                           Officer

Date: May 2, 2003

                                          By:      /s/ J. BURKE ASHER
                                            ------------------------------------
                                                       J. Burke Asher
                                                   Vice President/Finance

Date: May 2, 2003

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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

                                          By        /s/ JAMES A. WATT
                                            ------------------------------------
                                                       James A. Watt
                                               President and Chief Executive
                                                           Officer

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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

                                          By       /s/ J. BURKE ASHER
                                            ------------------------------------
                                                       J. Burke Asher
                                                   Vice President/Finance
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX

 3.1#     Certificate of Amendment of Certificate of Incorporation of
          Remington Oil and Gas Corporation.
 3.3***   By-Laws as amended.
10.1++    Pension Plan of Remington Oil and Gas Corporation, as
          Amended and Restated effective January 1, 2000.
10.2++    Amendment Number One to the Pension Plan of Remington Oil
          and Gas Corporation.
10.3***   Amendment Number Two to the Pension Plan of Remington Oil
          and Gas Corporation.
10.4***   Amendment Number Three to the Pension Plan of Remington Oil
          and Gas Corporation.
10.5*     Box Energy Corporation Severance Plan.
10.6##    Box Energy Corporation 1997 Stock Option Plan (as amended
          June 17, 1999 and May 23, 2001).
10.7*     Box Energy Corporation Non-Employee Director Stock Purchase
          Plan.
10.8+     Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two
          executive officers.
10.9+     Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an
          executive officer.
10.10**   Employment Agreement effective January 31, 2000, by and
          between Remington Oil and Gas Corporation and James A. Watt.
10.11**   Form of Contingent Stock Grant Agreement -- Directors.
10.12**   Form of Contingent Stock Grant Agreement -- Employees.
10.13**   Form of Amendment to Contingent Stock Grant
          Agreement -- Directors.
10.14**   Form of Amendment to Contingent Stock Grant
          Agreement -- Employees.
99.1      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*** Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2002, filed with the Commission and effective on or about March 31, 2003.