Form 10-Q
period 2003-06-30
REMINGTON OIL & GAS CORP
filed 2003-08-11
CIK 874992

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

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     There were 26,777,031 outstanding shares of Common Stock, $0.01 par value, on August 7, 2003.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       REMINGTON OIL AND GAS CORPORATION

                               TABLE OF CONTENTS

PART I, FINANCIAL INFORMATION...............................    2
  Item 1. Financial Statements..............................    2
          Condensed Consolidated Balance Sheets.............    2
          Condensed Consolidated Statements of Income.......    3
          Condensed Consolidated Statements of Cash Flows...    4
          Notes to Condensed Consolidated Financial
          Statements........................................    5
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    8
  Item 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................   11
  Item 4. Controls and Procedures...........................   11

PART II, OTHER INFORMATION..................................   12
  Item 1. Legal Proceedings.................................   12
  Item 2. Changes in Securities and Use of Proceeds.........   12
  Item 3. Defaults upon Senior Securities...................   12
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   12
  Item 5. Other Information.................................   12
  Item 6. Exhibits and Reports on Form 8-K..................   12

                         PART I, FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REMINGTON OIL AND GAS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,     DECEMBER 31,
                                                                  2003           2002
                                                              ------------   -------------
                                                              (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                         DATA)
                                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................   $  14,829       $  14,929
  Accounts receivable.......................................      38,773          32,555
  Prepaid expenses and other current assets.................       7,644           4,978
                                                               ---------       ---------
     TOTAL CURRENT ASSETS...................................      61,246          52,462
                                                               ---------       ---------
PROPERTIES
  Oil and natural gas properties (successful-efforts
     method)................................................     571,918         510,921
  Other properties..........................................       3,253           3,182
  Accumulated depreciation, depletion and amortization......    (299,339)       (279,722)
                                                               ---------       ---------
     TOTAL PROPERTIES.......................................     275,832         234,381
                                                               ---------       ---------
OTHER ASSETS................................................       2,405           2,150
                                                               ---------       ---------
          TOTAL ASSETS......................................   $ 339,483       $ 288,993
                                                               =========       =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities..................   $  46,250       $  47,523
  Short-term notes payable and current portion of other
     long-term payables.....................................       2,332           1,715
                                                               ---------       ---------
     TOTAL CURRENT LIABILITIES..............................      48,582          49,238
                                                               ---------       ---------
LONG-TERM LIABILITIES
  Notes payable.............................................      37,400          37,400
  Other long-term payables..................................         765           1,503
  Asset retirement obligation...............................      13,127              --
  Deferred income tax liability.............................      18,992           7,192
                                                               ---------       ---------
     TOTAL LONG-TERM LIABILITIES............................      70,284          46,095
                                                               ---------       ---------
     TOTAL LIABILITIES......................................     118,866          95,333
                                                               ---------       ---------
Commitments and contingencies (Note 6)
  STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 25,000,000 shares
     authorized, no shares outstanding......................          --              --
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 26,868,417 shares issued and 26,742,672
     shares outstanding in 2003, 26,327,195 shares issued
     and 26,236,459 shares outstanding in 2002..............         268             263
  Additional paid-in capital................................     120,576         115,827
  Restricted common stock...................................       3,505           5,468
  Unearned compensation.....................................      (2,323)         (3,192)
  Retained earnings.........................................     100,222          76,271
  Treasury stock............................................      (1,631)           (977)
                                                               ---------       ---------
     TOTAL STOCKHOLDERS' EQUITY.............................     220,617         193,660
                                                               ---------       ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........   $ 339,483       $ 288,993
                                                               =========       =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                                               JUNE 30,               JUNE 30,
                                                         ---------------------   -------------------
                                                           2003        2002        2003       2002
                                                         ---------   ---------   --------   --------
                                                                         (UNAUDITED)
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES
  Oil sales............................................   $12,584     $11,356    $26,237    $18,423
  Gas sales............................................    33,196      16,050     61,847     28,357
  Gain on sale of assets...............................        --       4,087         --      4,087
  Other income.........................................       223         207        256        250
                                                          -------     -------    -------    -------
TOTAL REVENUES.........................................    46,003      31,700     88,340     51,117
                                                          -------     -------    -------    -------
COSTS AND EXPENSES
  Operating............................................     5,277       4,465      9,669      7,720
  Exploration..........................................     6,366       4,958     13,464      8,622
  Depreciation, depletion and amortization.............    12,792      10,250     23,549     19,818
  General and administrative...........................     2,214       1,945      3,924      3,650
  Interest and financing...............................       485         464        885      1,293
                                                          -------     -------    -------    -------
TOTAL COSTS AND EXPENSES...............................    27,134      22,082     51,491     41,103
                                                          -------     -------    -------    -------
INCOME BEFORE TAXES....................................    18,869       9,618     36,849     10,014
                                                          -------     -------    -------    -------
  Income tax expense...................................     6,605       3,366     12,898      3,505
                                                          -------     -------    -------    -------
NET INCOME.............................................   $12,264     $ 6,252    $23,951    $ 6,509
                                                          =======     =======    =======    =======
BASIC INCOME PER SHARE.................................   $  0.46     $  0.24    $  0.91    $  0.27
                                                          =======     =======    =======    =======
DILUTED INCOME PER SHARE...............................   $  0.44     $  0.22    $  0.86    $  0.25
                                                          =======     =======    =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)............    26,533      25,953     26,436     24,424
                                                          =======     =======    =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)..........    27,844      27,889     27,910     26,316
                                                          =======     =======    =======    =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
CASH FLOW PROVIDED BY OPERATIONS
  NET INCOME................................................  $ 23,951   $  6,509
  Adjustments to reconcile net income
     Depreciation, depletion and amortization...............    23,549     19,818
     Deferred income taxes..................................    12,898      3,505
     Amortization of deferred charges.......................       116         94
     Dry hole and impairment costs..........................    12,759      8,278
     Cash paid for dismantlement costs......................      (614)       (42)
     Stock based compensation...............................       792        853
     (Gain) on sale of properties...........................        --     (4,087)
  Changes in working capital
     (Increase) in accounts receivable......................    (6,223)   (10,274)
     (Increase) in prepaid expenses and other current
      assets................................................    (2,739)    (1,314)
     (Decrease) increase in accounts payable and accrued
      liabilities...........................................    (1,273)     6,320
                                                              --------   --------
  NET CASH FLOW PROVIDED BY OPERATIONS......................    63,216     29,660
                                                              --------   --------
  CASH FROM INVESTING ACTIVITIES
     Payments for capital expenditures......................   (63,460)   (49,704)
     Proceeds from property sales...........................        --      7,669
                                                              --------   --------
  NET CASH (USED IN) INVESTING ACTIVITIES...................   (63,460)   (42,035)
                                                              --------   --------
  CASH FROM FINANCING ACTIVITIES
     Proceeds from note payable.............................        --      6,600
     Loan origination costs.................................      (293)        --
     Payments on notes payable and other long-term
      payables..............................................      (679)   (52,046)
     Common stock issued....................................     1,770     53,925
     Treasury stock acquired................................      (654)      (977)
                                                              --------   --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES.................       144      7,502
                                                              --------   --------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS.................      (100)    (4,873)
  Cash and cash equivalents at beginning of period..........    14,929     19,377
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 14,829   $ 14,504
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

     We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first six months of 2003. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 2002 Form 10-K. The income statements for the three and six months ended June 30, 2003, cannot necessarily be used to project results for the full year. We have made certain reclassifications to prior year financial statements in order to conform to current year presentations.

NOTE 2.  NEW ACCOUNTING POLICIES

     We adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. The statement requires that we estimate the fair value for our asset retirement obligations (dismantlement and abandonment of oil and gas wells and offshore platforms) in the periods the assets are first placed in service. We then adjust the current estimated obligation for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed in service. We record the present value of the asset retirement obligation as an additional property cost and as an asset retirement liability. A combination of the amortization of the additional property cost (using the unit of production method) and the accretion of the discounted liability is recorded as a periodic expense in our income statement.

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

     In conformity with the new statement we recorded the cumulative effect of this accounting change as of January 1, 2003 as if we had used this method in the prior years. At January 1, 2003, we increased our oil and gas properties by $9.0 million, recorded $11.8 million as an Asset Retirement Obligation liability and reduced our accumulated depreciation by $2.8 million ($5.5 million accrued dismantlement in prior years less accumulated depreciation, depletion and amortization of $2.7 million on the increased property costs). The

                       REMINGTON OIL AND GAS CORPORATION
adoption of the new standard had no material effect on our net income. The following table reflects the reconciliation of the asset retirement obligations during the first six months of 2003.

                                                     CAPITALIZED    ACCUMULATED      ASSET
                                                        ASSET      DEPRECIATION    RETIREMENT
                                                     RETIREMENT    DEPLETION AND   OBLIGATION
                                                        COST       AMORTIZATION    LIABILITY
                                                     -----------   -------------   ----------
                                                                  (IN THOUSANDS)
Balance January 1, 2003............................    $ 8,985        $2,692        $11,807
Property additions.................................      2,073            --          2,073
Settlement of liabilities..........................         --            --           (614)
Asset retirement expense...........................         --           644            419
                                                       -------        ------        -------
Balance June 30, 2003..............................    $11,058        $3,336        $13,685
                                                       =======        ======        =======

     Of the total asset retirement obligation, $558,000 is classified as current due to the anticipated dismantlement and abandonment of East Cameron block 305 during 2003.

     On our balance sheets we have included the costs of contract-based drilling rights and mineral rights as part of oil and gas properties. We believe that all domestic oil and gas producing companies treat such costs as part of oil and gas properties. We have been advised that the Financial Accounting Standards Board and the staff of the Securities and Exchange Commission are engaged in a discussion on the issue of whether Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles," which were effective June 30, 2001, would require that such costs be classified as intangible assets. Once this issue is resolved, we may be required to reclassify to intangible assets the rights mentioned in paragraph A14(d)7 of SFAS 141.

NOTE 3.  NET INCOME PER SHARE

     The following table presents our calculation of basic and diluted income per share.

                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       JUNE 30,               JUNE 30,
                                                 ---------------------   -------------------
                                                   2003        2002        2003       2002
                                                 ---------   ---------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income available for basic income per
  share........................................   $12,264     $ 6,252    $23,951    $ 6,509
Basic income per share.........................   $  0.46     $  0.24    $  0.91    $  0.27
                                                  =======     =======    =======    =======
Diluted income per share.......................   $  0.44     $  0.22    $  0.86    $  0.25
                                                  =======     =======    =======    =======
Weighted average common stock
  Total common shares for basic income per
     share.....................................    26,536      25,953     26,436     24,424
  Dilutive stock options outstanding (treasury
     stock method).............................     1,019       1,486      1,144      1,442
  Restricted common stock grant................       289         450        330        450
                                                  -------     -------    -------    -------
Total common shares for diluted income per
  share........................................    27,844      27,889     27,910     26,316
                                                  =======     =======    =======    =======

                       REMINGTON OIL AND GAS CORPORATION

NOTE 4.  STOCK BASED COMPENSATION

     The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS No. 123 had been applied:

                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       JUNE 30,               JUNE 30,
                                                 ---------------------   -------------------
                                                   2003        2002        2003       2002
                                                 ---------   ---------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
As reported:
  Net income...................................   $12,264     $ 6,252    $23,951    $ 6,509
  Basic income per share.......................   $  0.46     $  0.24    $  0.91    $  0.27
  Diluted income per share.....................   $  0.44     $  0.22    $  0.86    $  0.25
Stock based compensation (net of tax at 35%)
  included in net income as reported...........   $   242     $   257    $   515    $   554
Stock based compensation (net of tax at 35%) if
  using the fair value method as applied to all
  awards.......................................   $   716     $   617    $ 1,462    $ 1,271
Proforma (if using the fair value method
  applied to all awards):
  Net income...................................   $11,790     $ 5,892    $23,004    $ 5,792
  Basic income per share.......................   $  0.44     $  0.22    $  0.87    $  0.23
  Diluted income per share.....................   $  0.42     $  0.21    $  0.82    $  0.22
Weighted average shares used in computation
  Basic........................................    26,536      25,953     26,436     24,424
  Diluted......................................    27,844      27,889     27,910     26,316

NOTE 5.  NOTES PAYABLE

     Effective May 1, 2003, we agreed with our lenders to increase our borrowing base from $75.0 million to $100.0 million and to extend the maturity date of the loan facility from May 3, 2004, to May 3, 2006. As of June 30, 2003, we had $37.4 million borrowed under the facility. The banks review the borrowing base semi-annually and may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

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

     This discussion is primarily an update to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2002 Form 10-K. We recommend that you read this discussion in conjunction with the Form 10-K.

     Our long-term strategy is to increase our oil and gas production and reserves while keeping our operating costs and our finding and development costs competitive with our industry peers.

  LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes certain contractual obligations and commercial commitments as of June 30, 2003.

                                                          PAYMENTS DUE BY PERIOD
                                         --------------------------------------------------------
                                            LESS THAN
                                TOTAL         1 YEAR        1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
                               -------   ----------------   ---------   ---------   -------------
                                                         (IN THOUSANDS)
Contractual obligations
  Bank debt..................  $37,400        $   --         $37,400      $ --          $  --
  Other payables.............    2,539         1,774             765        --             --
  Office lease...............    2,248           441             946       861             --
                               -------        ------         -------      ----          -----
     Total...................  $42,187        $2,215         $39,111      $861          $  --
                               =======        ======         =======      ====          =====

     On June 30, 2003, our current assets exceeded our current liabilities by $12.7 million. Our current ratio was 1.26 to 1.

     Net cash flow provided by operations increased by $33.6 million, or 113%, primarily because of higher oil and gas revenues during the first half of 2003 compared to the first half of 2002. Gas sales increased by $33.5 million, or 118% because average prices increased by 102% and production increased by 8%. In addition, oil sales increased by $7.8 million, or 42%, because oil prices increased by 35% and oil production increased by 6%.

     During the first six months of 2003, our capital expenditures totaled $63.5 million of which $59.5 million, or 94%, was spent in the Gulf of Mexico where we incurred costs to drill and complete wells and upgrade and complete platforms and facilities. We have budgeted $96.1 million for capital expenditures during 2003. This capital and exploration budget includes $51.3 million for 30 exploratory wells, $25.8 million for offshore platforms and development drilling, and $19.0 million for workovers and property and seismic acquisitions. We expect that our cash, estimated future cash flow from operations, and available bank line of credit will be adequate to fund these expenditures for the remainder of 2003.

     If our exploratory drilling results in significant new discoveries, we will have to expend additional capital for the completion, development, and potential additional opportunities generated by our success. We believe that, because of the additional reserves resulting from the exploratory success and our record of reserve growth in recent years, we will be able to acquire sufficient additional capital through additional bank financing and /or offerings of debt or equity securities.

     Effective May 1, 2003, we agreed with our lenders to increase our borrowing base from $75.0 million to $100.0 million and to extend the maturity date of the loan facility from May 3, 2004, to May 3, 2006. As of June 30, 2003, we had $37.4 million borrowed under the facility. The banks review the borrowing base semi-annually and may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends.

     On June 19, 2003, we filed a shelf registration statement to issue up to $200 million of common stock, debt securities, preferred stock, and/or warrants. We expect the registration statement to become effective during the third quarter of this year.

  RESULTS OF OPERATIONS

     We recorded net income for the three months ended June 30, 2003, of $12.3 million or $0.46 basic income per share and $0.44 diluted income per share compared to $6.3 million or $0.24 basic income per share and $0.22 diluted income per share for the three months ended June 30, 2002. For the first six months of 2003 we recorded net income of $24.0 million or $0.91 basic income per share and $0.86 diluted income per share compared to $6.5 million or $0.27 basic income per share and $0.25 diluted income per share for the first six months of 2002. Net income for the three and six months ended June 30, 2003, was higher than in the prior year primarily because of increased oil and gas revenues, partially offset by higher exploration expenses in 2003 and a $4.1 million gain from the sale of certain South Texas properties in 2002. The following table reflects the increase or decrease in oil and gas sales revenue due to the changes in prices and volumes.

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                   2003       2002      2003      2002
                                                 --------   --------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PRICES)
Oil production volume (Bbls)...................      447        457        872       825
Oil sales revenue..............................  $12,584    $11,356    $26,237   $18,423
Price per barrel...............................  $ 28.15    $ 24.85    $ 30.09   $ 22.33
Increase (decrease) in oil sales revenue due
  to:
  Change in prices.............................  $ 1,508               $ 6,402
  Change in production volume..................     (280)                1,412
                                                 -------               -------
Total increase (decrease) in oil sales
  revenue......................................  $ 1,228               $ 7,814
                                                 =======               =======
Gas production volume (Mcf)....................    5,855      4,832     10,360     9,587
Gas sales revenue..............................  $33,196    $16,050    $61,847   $28,357
Price per Mcf..................................  $  5.67    $  3.32    $  5.97   $  2.96
Increase in gas sales revenue due to:
  Change in prices.............................  $11,355               $28,857
  Change in production volume..................    5,791                 4,633
                                                 -------               -------
Total increase in gas sales revenue............  $17,146               $33,490
                                                 =======               =======
Total production Mcfe..........................    8,537      7,574     15,592    14,537
Price per Mcfe.................................  $  5.36    $  3.62    $  5.65   $  3.22

     Oil sales revenue for the second quarter of 2003 compared to the same period in 2002 increased by $1.2 million, or 11%, primarily because oil prices increased by $3.30 per barrel, or 13%. Oil production from offshore Gulf of Mexico decreased by 25,000 barrels, or 7%, because of natural depletion from several older properties partially offset by production from new properties in the Gulf of Mexico. Oil production from the onshore gulf coast increased by 10,000 barrels primarily due to production from new discoveries, partially offset by natural depletion from several older properties. Average prices increased from $24.85 during the second quarter of 2002 to $28.15 during the second quarter of 2003.

     Oil sales revenue for the first half of 2003 compared to the first half of 2002 increased by $7.8 million, or 42%, because oil prices increased by $7.76, or 35%, and production increased by 47,000 barrels. Oil production from offshore Gulf of Mexico increased by 57,000 barrels, or 9%, because of production from new properties. Oil production from onshore gulf coast properties decreased by 10,000 barrels because of natural depletion of the existing producing properties and the sale of certain properties in South Texas in April 2002, partially offset by production from new properties. Average prices increased from $22.33 during the first six months of 2002 to $30.09 during the first six months of 2003, which increased oil revenues by $6.4 million.

     Gas sales revenue for the three months ended June 30, 2003, compared to the same period in 2002 increased by $17.1 million, or 107% because production increased by 1.0 Bcf, or 21%, and average prices increased by $2.35, or 71%. Production from the Gulf of Mexico increased by 1.1 Bcf, or 26%, primarily because of gas production from new properties, partially offset by lower production from natural depletion of existing properties in the gulf coast area. Average prices increased from $3.32 during the second quarter of 2002 to $5.67 during the second quarter of 2003, increasing revenues by $11.4 million.

     Gas sales revenue for the first half of 2003 compared to the first half of 2002 increased by $33.5 million, or 118% because production increased by 773,000 Mcf, or 8%, and average prices increased by $3.01, or 102%. Production from the Gulf of Mexico increased by 1.3 Bcf, or 15%, primarily because of gas production from new properties, partially offset by lower production from natural depletion of existing properties in the gulf coast area. Average prices increased from $2.96 during the first six months of 2002 to $5.97 during the first six months of 2003, which increased gas revenues by $28.9 million.

     Other income decreased primarily because we realized a $4.1 million gain from the sale of properties in South Texas in April 2002.

     The following table presents certain expense items per Mcf equivalent
(Mcfe) of production. (Barrels of oil are converted to Mcfe at a ratio of one barrel equals six Mcf.)

                                                          THREE MONTHS       SIX MONTHS
                                                         ENDED JUNE 30,    ENDED JUNE 30,
                                                         ---------------   ---------------
                                                          2003     2002     2003     2002
                                                         ------   ------   ------   ------
Operating costs and expenses...........................  $0.62    $0.59    $0.62    $0.53
Depreciation, depletion and amortization...............  $1.50    $1.35    $1.51    $1.36
General and administrative expense*....................  $0.26    $0.26    $0.25    $0.25
Interest and financing expense.........................  $0.06    $0.06    $0.06    $0.09
---------------
* Stock based compensation included in general and
  administrative expense...............................  $0.04    $0.05    $0.05    $0.06

     Operating costs and expenses for the second quarter of 2003 compared to the second quarter of 2002 increased by $708,000, or 16%, and for the first six months of 2003 compared to 2002 increased by $1.8 million, or 24% primarily because of new operated properties in the Gulf of Mexico. In addition, increases in delay rental expense for unproved properties, insurance rates, and repairs expense on existing properties also increased operating costs and expenses and were the primary reason for the increase in the rate per Mcfe.

     Exploration expense increased by $1.4 million during the second quarter of 2003 and by $4.8 million during the first six months of 2003 primarily because of increased dry hole expense. Dry hole expense for 2003 includes 6 wells in the Gulf of Mexico, one well in Mississippi and one well in South Texas for a total cost of $12.3 million compared to $8.3 million dry hole expense in 2002.

     Depreciation, depletion, and amortization expense increased by $2.5 million during the second quarter of 2003 and by $3.7 million during the first six months of 2003 compared to the same period in the prior year because of an increase in the number of producing properties.

     General and administrative expenses have increased slightly due to employee related expense. Included in general and administrative expenses is stock based compensation expense which includes the amortized compensation cost related to the contingent stock grant and the directors fees paid in common stock.

     Interest and financing expenses increased slightly during the second quarter of 2003 compared to the second quarter of 2002 because of higher bank debt during the quarter partially offset by lower rates. During the first six months of 2003 interest and financing expenses decreased by 32% because of lower average bank debt and lower interest rates as compared to the six month period of 2002. In March 2002, we issued 3.0 million shares of common stock at $18.50 per share. We used $44.0 million of the net proceeds to reduce outstanding bank debt from $71.0 million to $27.0 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  INTEREST RATE RISK

     Our revolving bank line of credit is sensitive to changes in interest rates. At June 30, 2003, the unpaid principal balance under the line was $37.4 million which approximates its fair value. The interest rate on this debt is based on a premium of 150 to 225 basis points over the London Interbank Offered Rate ("Libor"). The rate is reset periodically, usually every three months. If on June 30, 2003, Libor changed by one full percentage point (100 basis points) the fair value of our revolving debt would change by approximately $93,000. We have not entered into any interest rate hedging contracts.

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

ITEM 4.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, our management, including our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our management, including the Chief Executive Officer and the Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Further, during the period covered by this report, there was no significant change in internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II, OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We have no material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 27, 2003, we held our annual stockholders meeting to elect members to the company's board of directors. The stockholders voted as follows:

                                                                 FOR       WITHHELD
                                                              ----------   --------
Election of Directors
  John E. Goble, Jr. .......................................  21,458,809   128,483
  William E. Greenwood......................................  21,458,679   128,613
  Robert P. Murphy..........................................  21,458,809   128,483
  David E. Preng............................................  21,458,709   128,583
  Thomas W. Rollins.........................................  21,458,809   128,483
  Alan C. Shapiro...........................................  21,458,809   128,483
  James A. Watt.............................................  21,458,679   128,613

     The members of the board of directors do not serve staggered terms of office. All directors elected at the meeting were already members of the board at the time of election, except Robert P. Murphy. Directors Don D. Box, David H. Hawk, and James Arthur Lyle, whose terms ended as of the annual stockholders meeting, did not stand for re-election.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

   3.1#        Certificate of Amendment of Certificate of Incorporation of
               Remington Oil and Gas Corporation.
   3.3         By-Laws as amended.
  10.1++       Pension Plan of Remington Oil and Gas Corporation, as
               Amended and Restated effective January 1, 2000.
  10.2         Amendment Number One to the Pension Plan of Remington Oil
    ++         and Gas Corporation.
  10.3***      Amendment Number Two to the Pension Plan of Remington Oil
               and Gas Corporation.
  10.4***      Amendment Number Three to the Pension Plan of Remington Oil
               and Gas Corporation.
  10.5*        Box Energy Corporation Severance Plan.
  10.6##       Box Energy Corporation 1997 Stock Option Plan (as amended
               June 17, 1999 and May 23, 2001).
  10.7*        Box Energy Corporation Non-Employee Director Stock Purchase
               Plan.
  10.8+        Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two
               executive officers.

    10.9+     Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas
              Corporation and an executive officer.
    10.10**   Employment Agreement effective January 31, 2000, by and between Remington Oil and Gas Corporation and
              James A. Watt.
    10.11***  Form of Employment Agreement effective April 30, 2002, by and between Remington Oil and Gas Corporation and an executive officer.
    10.12**   Form of Contingent Stock Grant Agreement -- Directors.
    10.13**   Form of Contingent Stock Grant Agreement -- Employees.
    10.14**   Form of Amendment to Contingent Stock Grant Agreement -- Directors.
    10.15**   Form of Amendment to Contingent Stock Grant Agreement -- Employees.
    14.1      Code of Business Conduct and Ethics.
    31.1      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2      Certification Pursuant to Section 302 of the Sarbanes-Onley Act of 2002.
    32.1      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.
    32.2      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.

     (b) On May 2, 2003, we filed a Form 8-K reporting our first quarter earnings press release under Item 12. Results of Operations and Financial Condition.
---------------

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

Date: August 8, 2003

                                          By:      /s/ J. BURKE ASHER
                                            ------------------------------------
                                                       J. Burke Asher
                                                   Vice President/Finance

Date: August 8, 2003

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 3.1#      Certificate of Amendment of Certificate of Incorporation of
           Remington Oil and Gas Corporation.
 3.3       By-Laws as amended.
10.1++     Pension Plan of Remington Oil and Gas Corporation, as
           Amended and Restated effective January 1, 2000.
10.2++     Amendment Number One to the Pension Plan of Remington Oil
           and Gas Corporation.
10.3***    Amendment Number Two to the Pension Plan of Remington Oil
           and Gas Corporation.
10.4***    Amendment Number Three to the Pension Plan of Remington Oil
           and Gas Corporation.
10.5*      Box Energy Corporation Severance Plan.
10.6##     Box Energy Corporation 1997 Stock Option Plan (as amended
           June 17, 1999 and May 23, 2001).
10.7*      Box Energy Corporation Non-Employee Director Stock Purchase
           Plan.
10.8+      Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two
           executive officers.
10.9+      Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an
           executive officer.
10.10**    Employment Agreement effective January 31, 2000, by and
           between Remington Oil and Gas Corporation and James A. Watt.
10.11***   Form of Employment Agreement effective April 30, 2002, by
           and between Remington Oil and Gas Corporation and an
           executive officer.
10.12**    Form of Contingent Stock Grant Agreement -- Directors.
10.13**    Form of Contingent Stock Grant Agreement -- Employees.
10.14**    Form of Amendment to Contingent Stock Grant
           Agreement -- Directors.
10.15**    Form of Amendment to Contingent Stock Grant
           Agreement -- Employees.
14.1       Code of Business Conduct and Ethics.
31.1       Certification Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002.
31.2       Certification Pursuant to Section 302 of the Sarbanes-Onley
           Act of 2002.
32.1       Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2       Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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