Form 10-Q
period 2003-09-30
REMINGTON OIL & GAS CORP
filed 2003-11-07
CIK 874992

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                             ---------------------

                                   FORM 10-Q

(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-11516

                             ---------------------

                       REMINGTON OIL AND GAS CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2369148
(State or other jurisdiction of incorporation        (IRS employer identification no.)
               or organization)

        8201 PRESTON ROAD, SUITE 600,
                DALLAS, TEXAS                                    75225-6211
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

     There were 26,882,758 outstanding shares of Common Stock, $0.01 par value, on November 5, 2003.

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

                         PART I, FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REMINGTON OIL AND GAS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                     (IN THOUSANDS,
                                                                   EXCEPT SHARE DATA)
                                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $  14,573      $  14,929
  Accounts receivable.......................................       44,042         32,555
  Prepaid expenses and other current assets.................        5,045          4,978
                                                                ---------      ---------
       TOTAL CURRENT ASSETS.................................       63,660         52,462
                                                                ---------      ---------
PROPERTIES
  Oil and natural gas properties (successful-efforts
     method)................................................      589,956        510,921
  Other properties..........................................        3,341          3,182
  Accumulated depreciation, depletion and amortization......     (313,896)      (279,722)
                                                                ---------      ---------
       TOTAL PROPERTIES.....................................      279,401        234,381
                                                                ---------      ---------
       OTHER ASSETS.........................................        2,361          2,150
                                                                ---------      ---------
       TOTAL ASSETS.........................................    $ 345,422      $ 288,993
                                                                =========      =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued liabilities...............    $  35,784      $  47,523
     Short-term notes payable and current portion of other
      long-term payables....................................        1,811          1,715
                                                                ---------      ---------
       TOTAL CURRENT LIABILITIES............................       37,595         49,238
                                                                ---------      ---------
LONG-TERM LIABILITIES
  Notes payable.............................................       37,400         37,400
  Other long-term payables..................................          168          1,503
  Asset retirement obligation...............................       14,631             --
  Deferred income tax liability.............................       24,085          7,192
                                                                ---------      ---------
       TOTAL LONG-TERM LIABILITIES..........................       76,284         46,095
                                                                ---------      ---------
       TOTAL LIABILITIES....................................      113,879         95,333
                                                                ---------      ---------
Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 25,000,000 shares
     authorized, no shares Outstanding......................           --             --
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 26,880,758 shares issued and 26,846,399
     shares outstanding in 2003, 26,327,195 shares issued
     and 26,236,459 shares outstanding in 2002..............          270            263
  Additional paid-in capital................................      119,822        115,827
  Restricted common stock...................................        3,156          5,468
  Unearned compensation.....................................       (1,996)        (3,192)
  Retained earnings.........................................      110,291         76,271
  Treasury stock............................................           --           (977)
                                                                ---------      ---------
       TOTAL STOCKHOLDERS' EQUITY...........................      231,543        193,660
                                                                ---------      ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........    $ 345,422      $ 288,993
                                                                =========      =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                -------------------   ------------------
                                                  2003       2002       2003      2002
                                                --------   --------   --------   -------
                                                              (UNAUDITED)
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES
  Oil sales...................................  $12,287    $12,802    $ 38,524   $31,227
  Gas sales...................................   34,580     13,135      96,428    41,491
  Gain on sale of assets......................       --         --          --     4,095
  Other income................................       98        113         354       355
                                                -------    -------    --------   -------
TOTAL REVENUES................................   46,965     26,050     135,306    77,168
                                                -------    -------    --------   -------
COSTS AND EXPENSES
  Operating...................................    5,322      4,477      14,991    12,199
  Exploration.................................    8,961      3,976      22,425    12,598
  Depreciation, depletion and amortization....   15,050      9,384      38,599    29,201
  General and administrative..................    1,710      1,697       5,634     5,347
  Interest and financing......................      433        413       1,318     1,706
                                                -------    -------    --------   -------
TOTAL COSTS AND EXPENSES......................   31,476     19,947      82,967    61,051
                                                -------    -------    --------   -------
INCOME BEFORE TAXES...........................   15,489      6,103      52,339    16,117
                                                -------    -------    --------   -------
  Income tax expense..........................    5,421      2,136      18,319     5,641
                                                -------    -------    --------   -------
     NET INCOME...............................  $10,068    $ 3,967    $ 34,020   $10,476
                                                =======    =======    ========   =======
BASIC INCOME PER SHARE........................  $  0.38    $  0.15    $   1.28   $  0.42
                                                =======    =======    ========   =======
DILUTED INCOME PER SHARE......................  $  0.36    $  0.14    $   1.22   $  0.39
                                                =======    =======    ========   =======
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)...   26,771     26,140      26,548    24,990
                                                =======    =======    ========   =======
WEIGHTED AVERAGE SHARES OUTSTANDING
  (DILUTED)...................................   28,046     27,775      27,953    26,887
                                                =======    =======    ========   =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
CASH FLOW PROVIDED BY OPERATIONS
  NET INCOME................................................  $ 34,020   $ 10,476
  Adjustments to reconcile net income
     Depreciation, depletion and amortization...............    38,599     29,201
     Deferred income taxes..................................    18,244      5,641
     Amortization of deferred charges.......................       161        164
     Dry hole and impairment costs..........................    21,443     11,993
     Cash paid for dismantlement costs......................    (1,284)       (86)
     Stock based compensation...............................     1,171      1,246
     (Gain) on sale of properties...........................        --     (4,095)
  Changes in working capital
     (Increase) in accounts receivable......................   (11,494)    (3,674)
     (Increase) in prepaid expenses and other current
       assets...............................................      (139)    (4,436)
     (Decrease) increase in accounts payable and accrued
       liabilities..........................................   (11,739)     6,414
                                                              --------   --------
  NET CASH FLOW PROVIDED BY OPERATIONS......................    88,982     52,844
                                                              --------   --------
  CASH FROM INVESTING ACTIVITIES
     Payments for capital expenditures......................   (89,147)   (76,650)
     Proceeds from property sales...........................        --      7,738
                                                              --------   --------
  NET CASH (USED IN) INVESTING ACTIVITIES...................   (89,147)   (68,912)
                                                              --------   --------
  CASH FROM FINANCING ACTIVITIES
     Proceeds from note payable.............................        --      6,600
     Loan origination costs.................................      (293)        --
     Payments on notes payable and other long-term
       payables.............................................    (1,239)   (53,997)
     Common stock issued....................................     2,150     54,379
     Treasury stock acquired................................      (809)      (977)
                                                              --------   --------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.......      (191)     6,005
                                                              --------   --------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS.................      (356)   (10,063)
  Cash and cash equivalents at beginning of period..........    14,929     19,377
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 14,573   $  9,314
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

     We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first nine months of 2003. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 2002 Form 10-K. The income statements for the three and nine months ended September 30, 2003, cannot necessarily be used to project results for the full year. We have made certain reclassifications to prior year financial statements in order to conform to current year presentations.

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

     In conformity with the new statement we recorded the cumulative effect of this accounting change as of January 1, 2003 as if we had used this method in the prior years. At January 1, 2003, we increased our oil and gas properties by $9.0 million, recorded $11.8 million as an Asset Retirement Obligation liability and reduced our accumulated depreciation by $2.8 million ($5.5 million accrued dismantlement in prior years less accumulated depreciation, depletion and amortization of $2.7 million on the increased property costs). The

                       REMINGTON OIL AND GAS CORPORATION
adoption of the new standard had no material effect on our net income. The following table reflects the reconciliation of the asset retirement obligations during the first nine months of 2003.

                                                     CAPITALIZED    ACCUMULATED      ASSET
                                                        ASSET      DEPRECIATION    RETIREMENT
                                                     RETIREMENT    DEPLETION AND   OBLIGATION
                                                        COST       AMORTIZATION    LIABILITY
                                                     -----------   -------------   ----------
                                                                  (IN THOUSANDS)
Balance January 1, 2003............................    $ 8,985        $2,692        $11,807
Property additions.................................      3,458            --          3,458
Settlement of liabilities..........................         --            --         (1,284)
Asset retirement expense...........................         --         1,132            650
                                                       -------        ------        -------
Balance September 30, 2003.........................    $12,443        $3,824        $14,631
                                                       =======        ======        =======

     On our balance sheets we have included the costs of contract-based drilling rights and mineral rights as part of oil and gas properties. Depending on how accounting and disclosures interpretations relating to Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" are clarified, these costs may be classified separately as intangible assets on our balance sheet. At September 30, 2003, we had such costs in the net amount of $37.2 million on our balance sheet.

NOTE 3.  NET INCOME PER SHARE

     The following table presents our calculation of basic and diluted income per share.

                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                  --------------------   -------------------
                                                    2003        2002       2003       2002
                                                  ---------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income available for basic income per
  share.........................................   $10,068     $3,967    $34,020    $10,476
Basic income per share..........................   $  0.38     $ 0.15    $  1.28    $  0.42
                                                   =======     ======    =======    =======
Diluted income per share........................   $  0.36     $ 0.14    $  1.22    $  0.39
                                                   =======     ======    =======    =======
Weighted average common stock
  Total common shares for basic income per
     share......................................    26,771     26,140     26,548     24,990
  Dilutive stock options outstanding (treasury
     stock method)..............................     1,015      1,185      1,145      1,447
  Restricted common stock grant.................       260        450        260        450
                                                   -------     ------    -------    -------
Total common shares for diluted income per
  share.........................................    28,046     27,775     27,953     26,887
                                                   =======     ======    =======    =======

                       REMINGTON OIL AND GAS CORPORATION

NOTE 4.  STOCK BASED COMPENSATION

     The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards; with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied:

                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                  --------------------   -------------------
                                                    2003        2002       2003       2002
                                                  ---------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
As reported:
  Net income....................................   $10,068     $3,967    $34,020    $10,476
  Basic income per share........................   $  0.38     $ 0.15    $  1.28    $  0.42
  Diluted income per share......................   $  0.36     $ 0.14    $  1.22    $  0.39
Stock based compensation (net of tax at
  statutory rate of 35%) included in net income
  as reported...................................   $   246     $  256    $   761    $   810
Stock based compensation (net of tax at
  statutory rate of 35%) if using the fair value
  method applied to all awards..................   $   733     $  626    $ 2,203    $ 1,897
Proforma (if using the fair value method applied
  to all awards):
  Net income....................................   $ 9,581     $3,597    $32,578    $ 9,389
  Basic income per share........................   $  0.36     $ 0.14    $  1.23    $  0.38
  Diluted income per share......................   $  0.34     $ 0.13    $  1.17    $  0.35
Weighted average shares used in computation
  Basic.........................................    26,771     26,140     26,548     24,990
  Diluted.......................................    28,046     27,775     27,953     26,887

NOTE 5.  NOTES PAYABLE

     Effective May 1, 2003, we agreed with our lenders to increase our borrowing base from $75.0 million to $100.0 million and to extend the maturity date of the loan facility from May 3, 2004, to May 3, 2006. As of September 30, 2003, we had $37.4 million borrowed under the facility. The banks review the borrowing base semi-annually and may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

     For the period July 1, 2003, through December 31, 2003, we have physical delivery contracts in place to sell 21,500 MMBtu of gas per day and 1,200 barrels of oil per day at the following prices:

                                                                PRICE PER
                                                              --------------
PERIOD                                                        BARREL   MMBTU
------                                                        ------   -----
July 1, 2003 through September 30, 2003.....................   28.70    4.89
October 1, 2003 through December 31, 2003...................   27.41    4.95

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

     This discussion is primarily an update to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2002 Form 10-K. We recommend that you read the information below in conjunction with the financial statements, the related notes to financial statements, and our Form 10-K for the year ended December 31, 2002.

     Our long-term strategy is to increase our oil and gas production and reserves while keeping our operating costs and our finding and development costs competitive with our industry peers.

LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes certain contractual obligations and commercial commitments as of September 30, 2003.

                                                                    PAYMENTS DUE BY PERIOD
                                                       -------------------------------------------------
                                                       LESS THAN
                                              TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
                                             -------   ---------   ---------   ---------   -------------
                                                                        (IN THOUSANDS)
Contractual obligations
  Bank debt................................  $37,400    $   --      $37,400      $ --           $--
  Other payables...........................    1,934     1,766          168        --           --
  Office lease.............................    2,137       441          958       738           --
                                             -------    ------      -------      ----           --
     Total.................................  $41,471    $2,207      $38,526      $738           $--
                                             =======    ======      =======      ====           ==

     On September 30, 2003, our current assets exceeded our current liabilities by $26.1 million. Our current ratio was 1.69 to 1.

     Net cash flow provided by operations increased by $36.1 million, or 68%, primarily because of higher oil and gas revenues during the nine months of 2003 compared to 2002. Gas sales increased by $54.9 million, or 132% because production increased by 27% and average prices increased by 83%. In addition, oil sales increased by $7.3 million, or 23%, primarily because oil prices increased by 24%.

     During the first nine months of 2003, our capital expenditures totaled $89.1 million of which $82.7 million, or 93%, was spent in the Gulf of Mexico where we incurred costs to drill and complete wells and upgrade and complete platforms and facilities. We anticipate total capital expenditures for 2003 to be approximately $110.0 million, which is a 14% increase over the original capital and exploration budget of $96.1 million. The increase is due to additional development costs anticipated as a result of successful exploration drilling. We expect that our cash, estimated future cash flow from operations, and available bank line of credit will be adequate to fund these expenditures for the remainder of 2003.

     If our exploratory drilling results in significant new discoveries, we will have to expend additional capital for the completion and development, of the opportunities generated by our success. We believe that, because of the additional reserves resulting from the exploratory success and our record of reserve growth in recent years, we will be able to acquire sufficient additional capital through additional bank financing and/or offerings of debt or equity securities.

     Effective May 1, 2003, we agreed with our lenders to increase our borrowing base from $75.0 million to $100.0 million and to extend the maturity date of the loan facility from May 3, 2004, to May 3, 2006. As of September 30, 2003, we had $37.4 million borrowed under the facility. The banks review the borrowing base semi-annually and may decrease or propose an increase to the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends.

     On June 19, 2003, we filed a shelf registration statement to issue up to $200 million of common stock, debt securities, preferred stock, and/or warrants. We expect the registration statement to become effective during the fourth quarter of this year.

RESULTS OF OPERATIONS

     We recorded net income for the three months ended September 30, 2003, of $10.1 million or $0.38 basic income per share and $0.36 diluted income per share compared to $4.0 million or $0.15 basic income per share and $0.14 diluted income per share for the three months ended September 30, 2002. For the first nine months of 2003 we recorded net income of $34.0 million or $1.28 basic income per share and $1.22 diluted income per share compared to $10.5 million or $0.42 basic income per share and $0.39 diluted income per share for the first nine months of 2002. Net income for the three and nine months ended September 30, 2003, was higher than in the prior year primarily because of increased oil and gas revenues, partially offset by higher exploration expenses and a $4.1 million gain from the sale of certain South Texas properties in 2002. The following table reflects the increase or decrease in oil and gas sales revenue due to the changes in prices and volumes.

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   2003       2002      2003      2002
                                                 --------   --------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PRICES)
Oil production volume (Bbls)...................      436        494      1,308     1,318
Oil sales revenue..............................  $12,287    $12,802    $38,524   $31,227
Price per barrel...............................  $ 28.18    $ 25.91    $ 29.45   $ 23.69
Increase (decrease) in oil sales revenue due
  to:
  Change in prices.............................  $ 1,121               $ 7,592
  Change in production volume..................   (1,636)                 (295)
                                                 --------              -------
Total increase (decrease) in oil sales
  revenue......................................  $  (515)              $ 7,297
                                                 ========              =======
Gas production volume (Mcf)....................    6,918      4,030     17,278    13,630
Gas sales revenue..............................  $34,580    $13,135    $96,428   $41,491
Price per Mcf..................................  $  5.00    $  3.26    $  5.58   $  3.04
Increase in gas sales revenue due to:
  Change in prices.............................  $ 7,012               $34,620
  Change in production volume..................   14,433                20,317
                                                 --------              -------
Total increase in gas sales revenue............  $21,445               $54,937
                                                 ========              =======
Total production Mcfe..........................    9,534      6,994     25,126    21,538
Price per Mcfe.................................  $  4.92    $  3.71    $  5.37   $  3.38

     Oil sales revenue for the third quarter of 2003 compared to the same period in 2002 decreased by $515,000, or 4%, primarily because of lower oil production partially offset by higher average prices. Oil production from new properties added 70,000 barrels of production during the third quarter of 2003 which was more than offset by natural depletion from existing properties. Average prices increased from $25.91 during the third quarter of 2002 to $28.18 during the third quarter of 2003.

     Oil sales revenue for the first nine months of 2003 increased by $7.3 million, or 23%, compared to the same period in 2002 primarily because average oil prices increased by $5.77, or 24%, partially offset by slightly lower production. Total oil production decreased by a net 10,000 barrels, or 1%. Production from new wells totaling 135,000 barrels partially offset the overall decreased from natural depletion of existing producing properties and the sale of certain properties in South Texas in 2002. Average prices increased from $23.69 during the first nine months of 2002 to $29.45 during the first nine months of 2003, which increased oil revenues by $7.6 million.

     Gas sales revenue for the three months ended September 30, 2003, compared to the same period in 2002 increased by $21.4 million, or 163% because of increases in both total production and average prices. During the three months ended September 30, 2003, production from new wells totaled 3.8 Bcf, partially offset by natural depletion from producing properties and the sale of certain South Texas properties in 2002. Average prices increased from $3.26 during the three months ended September 30, 2002 to $5.00 during the same three months of 2003, which increased gas revenues by $7.0 million.

     Gas sales revenue for the first nine of 2003 increased by $54.9 million, or 132%, compared to the first nine months of 2002 because of increases in both total production and average prices. During 2003, production from new wells totaled 7.2 Bcf, partially offset by natural depletion from producing properties and the sale of certain South Texas properties in 2002. Average prices increased from $3.04 during the first nine months of 2002 to $5.58 during the first nine months of 2003, which increased gas revenues by $34.6 million.

     Other income decreased primarily because we realized a $4.1 million gain from the sale of properties in South Texas in April 2002.

     The following table presents certain expense items per Mcf equivalent
(Mcfe) of production. (Barrels of oil are converted to Mcfe at a ratio of one barrel equals six Mcf.)

                                                         THREE MONTHS     NINE MONTHS
                                                             ENDED           ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                         -------------   -------------
                                                         2003    2002    2003    2002
                                                         -----   -----   -----   -----
Operating costs and expenses...........................  $0.56   $0.64   $0.60   $0.57
Depreciation, depletion and amortization...............   1.58    1.34    1.54    1.36
General and administrative expense*....................   0.18    0.24    0.22    0.25
Interest and financing expense.........................   0.05    0.06    0.05    0.08
                                                         -----   -----   -----   -----
* Stock based compensation included in general and
  administrative expense...............................   0.04    0.06    0.05    0.06

     Operating costs and expenses for the third quarter of 2003 compared to the third quarter of 2002 increased by $845,000, or 19%, and for the first nine months of 2003 compared to 2002 increased by $2.8 million, or 23% primarily because of new operated properties in the Gulf of Mexico. In addition, increases in delay rental expense for unproved properties, insurance rates, and repairs expense on existing properties also increased operating costs and expenses. The primary reason for the decrease in the rate per Mcfe occurred because of the 36% increase in total Mcfe production.

     Exploration expense, including dry hole costs and property impairment costs, increased by $5.0 million during the third quarter of 2003 and by $9.8 million during the first nine months of 2003. The expense increased primarily because of increased dry hole expense. Dry hole expense for 2003 includes 8 wells in the Gulf of Mexico, one well in Mississippi and one well in South Texas for a total cost of $19.7 million compared to $9.8 million dry hole expense in 2002.

     Depreciation, depletion, and amortization expense increased by $5.7 million during the third quarter of 2003 and by $9.4 million during the first nine months of 2003 compared to the same period in the prior year primarily because of an increase in the number of producing properties.

     General and administrative expenses have increased slightly due to employee related expense. Included in general and administrative expenses is stock based compensation expense which includes the amortized compensation cost related to the contingent stock grant and the directors fees paid in common stock.

     Interest and financing expenses increased slightly during the third quarter of 2003 compared to the third quarter of 2002 because of higher bank debt during the quarter partially offset by lower rates. During the first nine months of 2003 interest and financing expenses decreased by 23% because of lower average bank debt and lower interest rates as compared to the nine month period of 2002. In March 2002, we issued 3.0 million shares of common stock at $18.50 per share. We used $44.0 million of the net proceeds to reduce outstanding bank debt from $71.0 million to $27.0 million.

     Income tax expense increased for the three and nine months ended September 30, 2003 because of the increase in income before taxes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  INTEREST RATE RISK

     Our revolving bank line of credit is sensitive to changes in interest rates. At September 30, 2003, the unpaid principal balance under the line was $37.4 million which approximates its fair value. The interest rate on this debt is based on a premium of 150 to 225 basis points over the London Interbank Offered Rate ("Libor"). The rate is reset periodically, usually every three months. If on September 30, 2003, Libor changed by one full percentage point (100 basis points) the fair value of our revolving debt would change by approximately $93,000. We have not entered into any interest rate hedging contracts.

  COMMODITY PRICE RISK

     A vast majority of our production is sold on the spot markets. Accordingly, we are at risk for the volatility in the commodity prices inherent in the oil and gas industry.

     Occasionally we sell forward portions of our production under physical delivery contracts that by their terms cannot be settled in cash or other financial instruments. Such contracts are not subject to the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, we do not provide sensitivity analysis for such contracts. For the period July 1, 2003, through December 31, 2003, we have physical delivery contracts in place to sell 21,500 MMBtu of gas per day and 1,200 barrels of oil per day at the following prices:

                                                                PRICE PER
                                                              --------------
PERIOD                                                        BARREL   MMBTU
------                                                        ------   -----
July 1, 2003 through September 30, 2003.....................   28.70    4.89
October 1, 2003 through December 31, 2003...................   27.41    4.95

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

 3.1#      Certificate of Amendment of Certificate of Incorporation of
           Remington Oil and Gas Corporation.
 3.3+++    By-Laws as amended.
10.1++     Pension Plan of Remington Oil and Gas Corporation, as
           Amended and Restated effective January 1, 2000.
10.2++     Amendment Number One to the Pension Plan of Remington Oil
           and Gas Corporation.
10.3***    Amendment Number Two to the Pension Plan of Remington Oil
           and Gas Corporation.
10.4***    Amendment Number Three to the Pension Plan of Remington Oil
           and Gas Corporation.
10.5*      Box Energy Corporation Severance Plan.
10.6##     Box Energy Corporation 1997 Stock Option Plan (as amended
           June 17, 1999 and May 23, 2001).
10.7*      Box Energy Corporation Non-Employee Director Stock Purchase
           Plan.
10.8+      Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two
           executive officers.
10.9+      Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an
           executive officer.
10.10**    Employment Agreement effective January 31, 2000, by and
           between Remington Oil and Gas Corporation and James A. Watt.
10.11***   Form of Employment Agreement effective April 30, 2002, by
           and between Remington Oil and Gas Corporation and an
           executive officer.
10.12**    Form of Contingent Stock Grant Agreement -- Directors.
10.13**    Form of Contingent Stock Grant Agreement -- Employees.
10.14**    Form of Amendment to Contingent Stock Grant
           Agreement -- Directors.
10.15**    Form of Amendment to Contingent Stock Grant
           Agreement -- Employees.
14.1+++    Code of Business Conduct and Ethics.
31.1       Certification Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002.
31.2       Certification Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002.

32.1       Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2       Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) On August 1, 2003, we filed a form 8-K reporting our second quarter earnings press release under Item 12. Results of Operations and Financial Condition.

---------------

* Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997, filed with the Commission on or about March 30, 1998.

# Incorporated by reference to the Company's Registration Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

+ Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999, filed with the Commission on or about November 12, 1999.

** Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000, filed with the Commission on or about March 16, 2001.

## Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001, filed with the Commission on or about November 9, 2001.

++ Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001, filed with the Commission on or about March 21, 2002.

*** Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2002, filed with the Commission on or about March 31, 2003.

+++ Incorporated by reference to the Company's Form 10-Q (file number 1-1156) for the fiscal quarter ended June 30, 2003, filed with the Commission on or about August 11, 2003.

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

Date: November 6, 2003

                                          By:      /s/ J. BURKE ASHER
                                            ------------------------------------
                                                       J. Burke Asher
                                                   Vice President/Finance

Date: November 6, 2003

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------
 3.1#      Certificate of Amendment of Certificate of Incorporation of
           Remington Oil and Gas Corporation.
 3.3+++    By-Laws as amended.
10.1++     Pension Plan of Remington Oil and Gas Corporation, as
           Amended and Restated effective January 1, 2000.
10.2++     Amendment Number One to the Pension Plan of Remington Oil
           and Gas Corporation.
10.3***    Amendment Number Two to the Pension Plan of Remington Oil
           and Gas Corporation.
10.4***    Amendment Number Three to the Pension Plan of Remington Oil
           and Gas Corporation.
10.5*      Box Energy Corporation Severance Plan.
10.6##     Box Energy Corporation 1997 Stock Option Plan (as amended
           June 17, 1999 and May 23, 2001).
10.7*      Box Energy Corporation Non-Employee Director Stock Purchase
           Plan.
10.8+      Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two
           executive officers.
10.9+      Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an
           executive officer.
10.10**    Employment Agreement effective January 31, 2000, by and
           between Remington Oil and Gas Corporation and James A. Watt.
10.11***   Form of Employment Agreement effective April 30, 2002, by
           and between Remington Oil and Gas Corporation and an
           executive officer.
10.12**    Form of Contingent Stock Grant Agreement -- Directors.
10.13**    Form of Contingent Stock Grant Agreement -- Employees.
10.14**    Form of Amendment to Contingent Stock Grant
           Agreement -- Directors.
10.15**    Form of Amendment to Contingent Stock Grant
           Agreement -- Employees.
14.1+++    Code of Business Conduct and Ethics.
31.1       Certification Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002.
31.2       Certification Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002.
32.1       Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2       Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

* Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997, filed with the Commission on or about March 30, 1998.

# Incorporated by reference to the Company's Registration Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

+ Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999, filed with the Commission on or about November 12, 1999.

** Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000, filed with the Commission on or about March 16, 2001.

## Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001, filed with the Commission on or about November 9, 2001.

++ Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001, filed with the Commission on or about March 21, 2002.

*** Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2002, filed with the Commission on or about March 31, 2003.

+++ Incorporated by reference to the Company's Form 10-Q (file number 1-1156) for the fiscal quarter ended June 30, 2003, filed with the Commission on or about August 11, 2003.