Form 10-K/A
period 2002-12-31
REMINGTON OIL & GAS CORP
filed 2003-12-16
CIK 874992

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

    The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, was $401,219,317. On March 27, 2003, the number of outstanding shares of common stock, $0.01 par value, was 26,399,437.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       REMINGTON OIL AND GAS CORPORATION

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I........................................................................     2
  Item 1.         Business....................................................     2
  Item 2.         Properties..................................................     5
  Item 3.         Legal Proceedings...........................................     7
  Item 4.         Submission of Matters to a Vote of Security Holders.........     7

PART II.......................................................................     7
  Item 5.         Market for Registrant's Common Equity and Related
                  Stockholder Matters.........................................     7
  Item 6.         Selected Financial Data.....................................     8
  Item 7.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................     9
  Item 7A.        Quantitative and Qualitative Disclosures about Market
                  Risk........................................................    18
  Item 8.         Financial Statements and Supplementary Data.................    19
  Item 9.         Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................    44

PART III......................................................................    44
  Item 10.        Directors and Executive Officers of the Registrant..........    44
  Item 11.        Executive Compensation......................................    51
  Item 12.        Security Ownership of Certain Beneficial Owners and
                  Management..................................................    59
  Item 13.        Certain Relationships and Related Transactions..............    60
  Item 14.        Controls and Procedures.....................................    60

PART IV.......................................................................    61
  Item 15.        Exhibits, Financial Statement Schedules and Reports on Form
                  8-K.........................................................    61

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Remington Oil and Gas Corporation

     - Incorporated - 1991, Delaware

     - Address - 8201 Preston Road, Suite 600, Dallas, Texas 75225-6211

     - Telephone number - (214) 210-2650

     - Website - www.remoil.net - Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website under the link "SEC Filings" as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

LONG-TERM STRATEGY

     Our long-term strategy is to increase our oil and gas reserves and production while keeping our finding and development costs and operating costs competitive with our industry peers. We will implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential. Our drilling program will contain some high risk/high reserve potential opportunities as well as some lower risk/lower reserve potential opportunities, in order to achieve a balanced program of reserve and production growth. Success of this strategy is contingent on various risk factors, as discussed in our filings with the Securities and Exchange Commission.

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

ITEM 2.  PROPERTIES.

     We concentrate our principal operations in the federal waters of the Gulf of Mexico and its coastal regions. In addition to the information below, we encourage you to read "Management's Discussion and Analysis of Financial Condition and Results of Operations" found on pages 9 through 18 and "Consolidated Financial Statements and Notes to Consolidated Financial Statements" found on pages 26 through 41. Note 2 - Oil and Gas Properties and
Note 9 - Oil and Gas Reserves and Present Value Disclosures in our Notes to Consolidated Financial Statements provide detailed information concerning costs incurred, proved oil and gas reserves, and discounted future net revenue for proved reserves.

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
                                                  =======   =======   =======   ======

     The current terms of leases on undeveloped acreage are scheduled to expire as shown in the table below. The term of a lease may be extended by drilling and production operations.

                                         FOR THE YEARS ENDED DECEMBER 31,
                       ---------------------------------------------------------------------
                            2003             2004             2005           2006 - BEYOND           TOTAL
                       --------------   --------------   ---------------   -----------------   -----------------
                       GROSS     NET    GROSS     NET    GROSS     NET      GROSS      NET      GROSS      NET
                       ------   -----   ------   -----   ------   ------   -------   -------   -------   -------
Offshore.............   5,000   4,375        0       0   20,278   11,264   279,877   139,991   305,155   155,630
Onshore..............  12,670   3,456   29,788   6,963   34,716    8,440    11,450     9,385    88,624    28,244
                       ------   -----   ------   -----   ------   ------   -------   -------   -------   -------
Total................  17,670   7,831   29,788   6,963   54,994   19,704   291,327   149,376   393,779   183,874
                       ======   =====   ======   =====   ======   ======   =======   =======   =======   =======

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

                                                              NET OIL    NET GAS
                                                              RESERVES   RESERVES
                                                               MBBLS       MMCF
                                                              --------   --------
Offshore Gulf of Mexico.....................................    8,952    118,651
Onshore Gulf Coast..........................................    4,162      6,316
                                                               ------    -------
Total.......................................................   13,114    124,967
                                                               ======    =======

     In 2002 our standardized measure of discounted future net cash flows was $351.0 million. We used December 31, 2002, West Texas Intermediate posted price of $28.00 per barrel and a Gulf Coast spot market price of $4.74 per MMBtu adjusted by property for energy content, quality, transportation fees, and regional price differentials. We estimated the costs based on the prior year costs incurred for individual properties or similar properties if a particular property did not produce during the prior year.

PRODUCING PROPERTIES

     The table below summarizes our ownership in producing wells at the end of each of the last three years.

                                                                   AT DECEMBER 31,
                                                    ---------------------------------------------
                                                        2002            2001            2000
                                                    -------------   -------------   -------------
                                                    GROSS    NET    GROSS    NET    GROSS    NET
                                                    -----   -----   -----   -----   -----   -----
Oil wells
  Offshore Gulf of Mexico.........................    25     8.67     21     6.72     14     3.57
  Onshore Gulf Coast..............................    32    12.89     35    13.61     29    11.13
                                                     ---    -----    ---    -----    ---    -----
Total.............................................    57    21.56     56    20.33     43    14.70
                                                     ===    =====    ===    =====    ===    =====
Gas wells
  Offshore Gulf of Mexico.........................    35    11.19     38    11.02     29     7.68
  Onshore Gulf Coast..............................    75    18.52     97    23.65     85    20.92
                                                     ---    -----    ---    -----    ---    -----
Total.............................................   110    29.71    135    34.67    114    28.60
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

DRILLING ACTIVITIES

     The following is a summary of our exploration and development drilling activities for the past three years.

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                ---------------------------------------------------------------------------------------
                                           2002                          2001                          2000
                                ---------------------------   ---------------------------   ---------------------------
                                   GROSS           NET           GROSS           NET           GROSS           NET
                                -----------   -------------   -----------   -------------   -----------   -------------
                                PROD.   DRY   PROD.    DRY    PROD.   DRY   PROD.    DRY    PROD.   DRY   PROD.    DRY
                                -----   ---   ------   ----   -----   ---   -----    ----   -----   ---   -----    ----
Exploratory
Offshore Gulf of Mexico.......    11     4     5.28    1.66     13     2     4.77    0.91     12    --     5.45      --
Onshore Gulf Coast............     5     3     1.66    0.75      9     3     2.81    0.90     18     6     4.40    2.27
                                 ---    --     ----    ----    ---    --     ----    ----    ---     --    ----    ----
Total.........................    16     7     6.94    2.41     22     5     7.58    1.81     30     6     9.85    2.27
                                 ===    ==     ====    ====    ===    ==     ====    ====    ===     ==    ====    ====
Development
Offshore Gulf of Mexico.......     2    --     0.66      --      2    --     0.58      --      3    --     1.05      --
Onshore Gulf Coast............     1    --     0.13      --      5     2     1.11    0.55      2    --     0.89      --
                                 ---    --     ----    ----    ---    --     ----    ----    ---     --    ----    ----
Total.........................     3    --     0.79      --      7     2     1.69    0.55      5    --     1.94      --
                                 ===    ==     ====    ====    ===    ==     ====    ====    ===     ==    ====    ====

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

     In the early part of 2000, one of our subsidiaries, that at that time was 94%-owned by us, paid dividends in the amount of $17,000 to its minority shareholders. In 2000 the subsidiary acquired and retired the stock of the two minority holders. As a result, the subsidiary is now wholly-owned by us, and there is no longer the issue of dividends being paid by a subsidiary to persons outside the consolidated group. No dividends have ever been paid on our common stock. Our credit facility agreement prohibits our paying dividends. The determination of future cash dividends, if any, will depend upon, among other things, our financial condition, cash flow from operating activities, the level of our capital and exploration expenditure needs, future business prospects, and renegotiation of our line of credit.

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

                                          2002(1)     2001(1)      2000(1)      1999       1998(1)
                                         ---------   ----------   ---------   ---------   ---------
                                         (IN THOUSANDS, EXCEPT PRICES, VOLUMES, AND PER SHARE DATA)
FINANCIAL
Total revenue..........................  $104,866    $ 116,620    $ 99,661    $ 44,348    $ 84,340
Net income (loss)......................  $ 11,332    $   8,344    $ 45,044    $ (3,703)   $ 13,617
Basic income (loss) per share..........  $   0.45    $    0.38    $   2.10    $  (0.17)   $   0.67
Diluted income (loss) per share........  $   0.42    $    0.35    $   1.99    $  (0.17)   $   0.66
Total assets...........................  $288,993    $ 240,432    $192,474    $119,326    $130,229
8 1/4% convertible subordinated
  notes................................  $     --    $      --    $  5,880    $  5,950    $ 38,371
Other bank debt........................  $ 37,400    $  71,000    $ 27,428    $ 30,028    $  3,500
Stockholders' equity...................  $193,660    $ 125,338    $102,708    $ 56,054    $ 59,699
Total shares outstanding...............    26,236       22,651      21,564      21,285      21,247
Cash Flow
  Net cash flow from operations........  $ 71,420    $  99,025    $ 69,963    $ 19,180    $ 54,040
  Net cash flow from investing.........  $(92,126)   $(119,242)   $(57,511)   $(25,911)   $(38,149)
  Net cash flow from financing.........  $ 16,258    $  21,463    $  1,323    $ (7,931)   $ (1,425)

OPERATIONAL
Proved reserves(2) Oil (MBbls).........    13,114       13,865      10,370       7,177       5,519
  Gas (MMcf)...........................   124,967      111,920      88,650      65,508      52,709
Standardized measure of discounted
  future net cash flows - end of
  year(2)..............................  $351,042    $ 199,983    $458,649    $126,868    $ 63,467
Average sales price(3)
  Oil (per Bbl)........................  $  24.27    $   23.29    $  27.69    $  15.50    $  10.89
  Gas (per Mcf)........................  $   3.35    $    4.02    $   4.02    $   2.45    $   3.03
Average production (net sales volume)
  Oil (Bbls per day)...................     4,736        3,378       3,234       3,075       3,165
  Gas (Mcf per day)....................    47,804       58,265      34,951      26,732      16,544

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

(2) The quantities of proved oil and gas reserves discussed in this table include only the amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that we can commercially recover using current prices, costs, and existing regulatory practices and technology. We base the standardized measure of discounted future net cash flows on year-end prices. Any changes in future prices, costs, regulations, technology, or other unforeseen factors could significantly increase or decrease the proved reserve estimates.

(3) We have not entered into any financial hedges for oil or gas prices during any of the years presented, therefore the average sales prices represent actual sales revenue per barrel or Mcf.

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

LONG-TERM STRATEGY AND BUSINESS DEVELOPMENTS

     Our long-term strategy is to increase our oil and gas reserves and production while keeping our finding and development costs and operating costs competitive with our industry peers. We will implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential. Our drilling program will contain some high risk/high reserve potential opportunities as well as some lower risk/lower reserve potential opportunities, in order to achieve a balanced program of reserve and production growth. Success of this strategy is contingent on various risk factors, as discussed in our filings with the Securities and Exchange Commission. Over the last three years, we have invested $297.7 million in oil and gas properties, found 191.8 Bcfe of proved reserves and replaced 251% of our production at an average finding and development cost of $1.55 per Mcfe. The following table reflects our results during the last three years.

                                                      % INCREASE              % INCREASE
                                             2002     (DECREASE)     2001     (DECREASE)     2000
                                           --------   ----------   --------   ----------   --------
Production:
  Oil MBbls..............................     1,729       40%         1,233        4%         1,181
  Gas MMcf...............................    17,448      (18)%       21,267       67%        12,757
                                           --------      ---       --------       --       --------
Total MMcfe(1)...........................    27,822       (3)%       28,665       44%        19,843
                                           ========      ===       ========       ==       ========
Proved reserves:
  Oil MBbls..............................    13,114       (5)%       13,865       34%        10,370
  Gas MMcf...............................   124,967       12%       111,920       26%        88,650
                                           --------      ---       --------       --       --------
Total MMcfe(1)...........................   203,651        4%       195,110       29%       150,870
                                           ========      ===       ========       ==       ========
Operating costs per Mcfe.................  $   0.58        4%      $   0.56       10%      $   0.51
Finding costs per Mcfe(2)................  $   2.40       43%      $   1.68       73%      $   0.97
Percentage of production replaced(3).....       150%                    253%                    380%

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

     We recognized impairment expenses during the last three years as follows:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2002         2001         2000
                                                          --------     ---------     ------
                                                                   (IN THOUSANDS)
Unproved properties...................................     $1,640       $   616       $811
Proved properties.....................................      6,441        10,000         48
                                                           ------       -------       ----
Total impairment expense..............................     $8,081       $10,616       $859
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

     We impaired proved properties for 2002 and 2001 because of insufficient future net cash flows based on the proved developed reserves as determined by our independent reserve engineers. The properties impaired in 2002, included two properties in the Gulf of Mexico which totaled $3.5 million and two in the onshore Gulf Coast which totaled $2.9 million. During 2001, we impaired three proved properties in the offshore Gulf of

Mexico that accounted for $8.7 million and one proved property in South Texas that accounted for $1.3 million of the total $10.0 million. The impairment expense on proved properties for 2000 resulted from insufficient oil and gas reserves on a small property in Alabama. None of the impairments discussed above were the result of prices causing lower proved reserves. The impairments resulted primarily from wells depleting sooner than originally estimated or capital costs in excess of those anticipated.

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

     In accounting for stock options granted to employees and directors, we have chosen to continue to apply the accounting method promulgated by Accounting Principles Board Opinion ("APB") No. 25 rather than apply an alternative method permitted by SFAS No. 123. Under APB No. 25, at the time of grant we do not record compensation expense on our income statement for stock options granted to employees or directors. If we applied an alternative method permitted by SFAS No. 123, our net income would be lower than actually reported. We disclose in our Notes to Consolidated Financial Statements the pro-forma effect on our income statement if we were to record the estimated fair value of stock options on the date granted and amortize the expense over the expected vesting of the grant. We chose the APB No. 25 method because we believe that the true cost of options is reflected under this method. If and when the market price of the stock exceeds the option exercise price, the potential dilution is reflected in diluted earnings per share. We believe this dilution is the only true cost of the option. Further, we believe that also including a theoretical or estimated dollar expense in the income statement amounts to double-counting in calculating diluted income per share - subtracting an amount from the numerator and adding an amount to the denominator to reflect the same non-cash item.

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

                                                              PAYMENTS DUE BY PERIOD
                                               -----------------------------------------------------
                                                         LESS THAN                           AFTER 5
                                                TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS    YEARS
                                               -------   ---------   ---------   ---------   -------
                                                                  (IN THOUSANDS)
Contractual obligations Bank debt............  $37,400    $   --      $37,400      $ --       $ --
  Other long-term payables...................  $ 3,218    $1,715      $ 1,503      $ --       $ --
  Office lease...............................  $ 2,468    $  441      $   920      $984       $123
                                               -------    ------      -------      ----       ----
Total........................................  $43,086    $2,156      $39,823      $984       $123
                                               =======    ======      =======      ====       ====

     On December 31, 2002, our current assets exceeded our current liabilities by $3.2 million. Our current ratio was 1.07 to 1.00.

     Cash flow provided by operations for the year ended December 31, 2002, decreased by $27.6 million, or 28%, compared to the prior year primarily due to changes in working capital accounts. We expect our cash flow provided by operations for 2003 to increase because of higher projected oil and gas prices, increased production from new properties, and consistent operating, general and administrative, and interest and financing costs per Mcf equivalent (Mcfe).

     Our cash flow from operations fluctuates primarily because of changes in working capital accounts and variation in oil and gas production and prices, excluding the effects of significant unforeseen expenses or other income. Our oil and gas production will vary based on actual well performance or may be curtailed due to factors beyond our control. Hurricanes in the Gulf of Mexico will shut down our production for the duration of the storm, or as in the case of Hurricane Lili in 2002, damage production facilities so that we cannot produce a particular property for an extended amount of time. In addition, downstream activities on major pipelines in the Gulf of Mexico can also cause us to shut-in production for various lengths of time. Oil and gas prices will also vary significantly due to world political events, supply and demand of products, or weather patterns in the geographical United States. We sell the vast majority of our production at spot market prices. Accordingly, product price volatility can significantly affect our cash flow. To mitigate effects of this volatility, we sometimes lock in prices for some portion of our production (usually less than 33%) through the use of forward sale agreements. See additional discussion under Commodity Price Risk in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

                                                          % INCREASE             % INCREASE
                                                2002      (DECREASE)    2001     (DECREASE)    2000
                                              ---------   ----------   -------   ----------   -------
Oil production volume (MBbls)...............      1,729        40%       1,233         4%       1,181
Oil sales revenue...........................  $  41,969        46%     $28,717       (12)%    $32,684
Price per Bbl...............................  $   24.27         4%     $ 23.29       (16)%    $ 27.69
Increase (decrease) in oil sales revenue due
  to:
Change in prices............................  $   1,208                $(5,196)
Change in production volume.................     12,044                  1,229
                                              ---------                -------
Total increase (decrease) in oil sales
  revenue...................................  $  13,252                $(3,967)
                                              =========                =======
Gas production volume (MMcf)................     17,448       (18)%     21,267        67%      12,757
Gas sales revenue...........................  $  58,412       (32)%    $85,504        67%     $51,274
Price per Mcf...............................  $    3.35       (17)%    $  4.02         0%     $  4.02
Increase (decrease) in gas sales revenue due
  to:
Change in prices............................  $ (14,249)               $     0
Change in production volume.................  $ (12,843)                34,230
                                              ---------                -------
Total increase (decrease) in gas sales
  revenue...................................  $ (27,092)               $34,230
                                              =========                =======

  2002 compared to 2001

     Oil sales revenue increased by $13.3 million, or 46%, because oil production increased by 496,000 barrels, or 40%, and average oil prices increased by $0.98 or 4%. Oil production from offshore Gulf of Mexico increased by 591,000 barrels, or 73%, because of production from new properties. Oil production from onshore gulf coast properties decreased by 95,000 barrels, or 21%, because of natural depletion of the existing producing properties and the sale of certain properties in South Texas in April 2002. Average prices increased from $23.29 in 2001 to $24.27 in 2002, which increased oil revenues by $1.2 million.

     Gas sales revenue decreased by $27.1 million, or 32% because of lower average gas prices and lower production. Average gas prices decreased from $4.02 per Mcf in 2001 to $3.35 per Mcf, or 17%, in 2002, causing gas sales revenues to decrease by $14.2 million. Production decreased by 3.8 Bcf, or 18%, primarily because of lower gas production from the offshore Gulf of Mexico. During the fourth quarter of 2001 we lost production from a well on East Cameron block 364. The production from this property during 2001 was 3.1 Bcf compared to 0.3 Bcf during 2002. The decrease from this property was partially offset by increased gas production from new offshore properties.

     Other income increased primarily because of a $4.1 million gain on the sale of certain immaterial South Texas properties in April 2002.

     Total operating costs increased by $203,000 and operating costs per Mcfe increased by $0.02 to $0.58 during 2003.

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

  2001 compared to 2000

     Oil production increased by 4% in 2001 compared to the prior year because of a 15% increase in offshore Gulf of Mexico production partially offset by lower oil production from Mississippi and South Texas. Oil production from the Gulf of Mexico increased because of new wells that began producing in 2001. Average oil prices decreased 16% during 2001 which in turn caused oil sales revenues to be $5.2 million lower.

     Gas sales revenue increased by $34.2 million or 67% because of a 67% increase in production compared to 2000. Production from the offshore Gulf of Mexico increased by 8.7 Bcf, or 101%, while gas production from South Texas decreased by 0.4 Bcf, or 7%. Five offshore properties began to produce for the first time during 2001 and three additional offshore properties increased their production significantly either from new wells drilled and completed or because 2001 was their first full year of production. We expected the decrease in production from South Texas after we sold certain properties in 2000. Average prices were unchanged.

     Interest income decreased by $467,000, or 32% because of lower rates earned on our short-term investments and because we used the $9.0 million of restricted cash previously set aside for the Phillips Petroleum judgment in the settlement of that litigation in May 2001. Other income decreased because we had a non-recurring $12.5 million gain from the sale of South Texas properties in 2000.

     Operating costs and expenses increased by $5.9 million, or 58%, because of new producing properties. Exploration expenses increased by $6.3 million, or 92%, because of increased dry hole costs for two offshore and one onshore well compared to six onshore wells in 2000. Offshore wells typically are significantly more costly than the onshore wells. The impairment expense for 2001 primarily resulted from insufficient future net cash flow for three offshore Gulf of Mexico properties, which accounted for $8.7 million, one South Texas property, which accounted for $1.3 million, and one unproved offshore Gulf of Mexico property lease that was forfeited in 2002 which accounted for $616,000. Depreciation, depletion and amortization expense increased by $17.3 million because of production from new properties.

     General and administrative expenses have remained substantially level with prior year amounts. Stock based compensation expense includes $3.5 million for amortization of compensation costs related to the contingent stock grant and $246,000 for stock based directors fees.

     On May 22, 2001, we settled the litigation with Phillips Petroleum Company. Of the total $42.5 million settlement, we had previously recorded $20.2 million as an accrued liability. We recorded $12.3 million of the remaining $22.3 million as additional settlement expense and capitalized $10.0 million as the cost for our purchase of the net profits interest. In addition, we charged the remaining $1.2 million deferred net profits expense related to a royalty settlement in 2000 to the settlement expense. During 2000, we reached two separate settlement agreements with the Minerals Management Service concerning claims for underpaid royalties due on offshore Gulf of Mexico properties. Because of the agreements, we recorded expenses of $5.4 million during 2000.

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

     SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets" became effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS No. 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. The appropriate application of SFAS Nos. 141 and 142 to oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves is unclear. Depending on how the accounting and disclosure literature is clarified, these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may be classified separately from oil and gas properties, as intangible assets on our balance sheets. Additional disclosures required by SFAS Nos. 141 and 142 would be included in the notes to financial statements. Historically, we, like many other oil and gas companies, have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after SFAS Nos. 141 and 142 and became effective.

     This interpretation of SFAS Nos. 141 and 142 would affect only our balance sheet classification of oil and gas leaseholds. Our results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with accounting rules for oil and gas companies provided in SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies."

     At December 31, 2002, we had net leaseholds cost of approximately $35.8 million. If we applied the interpretation currently being deliberated, this classification would require us to make the disclosures set forth under SFAS No. 142 related to these interests. We will continue to classify our oil and gas leaseholds as oil and gas properties until further guidance is provided.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and financial reporting for costs associated with certain exit or disposal activities. We do not anticipate initiating any activities that are subject to this standard.

     Financial Accounting Standards Board Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. We have no guarantees affected by this interpretation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                                                               PRICE PER
                                                             --------------
PERIOD                                                       BARREL   MMBTU
------                                                       ------   -----
April 1, 2003 through June 30, 2003........................  $30.92   $5.16
July 1, 2003 through September 30, 2003....................  $28.70   $4.89
October 1, 2003 through December 31, 2003..................  $27.41   $4.95

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants....................    20
Report of Independent Public Accountants (Prior Years)......    21
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................    22
Consolidated Statements of Income for 2002, 2001, and
  2000......................................................    23
Consolidated Statements of Stockholders' Equity for 2002,
  2001, and 2000............................................    24
Consolidated Statements of Cash Flows for 2002, 2001, and
  2000......................................................    25
Notes to Consolidated Financial Statements..................    26

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

                       REMINGTON OIL AND GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                 (IN THOUSANDS,
                                                               EXCEPT SHARE DATA)
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $  14,929   $  19,377
  Accounts receivable.......................................     32,555      19,445
  Prepaid drilling costs....................................      3,115         400
  Prepaid expenses and other current assets.................      1,863       1,087
                                                              ---------   ---------
TOTAL CURRENT ASSETS........................................     52,462      40,309
                                                              ---------   ---------
PROPERTIES
  Oil and gas properties (successful-efforts method)........    510,921     433,988
  Other properties..........................................      3,182       3,023
  Accumulated depreciation, depletion and amortization......   (279,722)   (237,661)
                                                              ---------   ---------
TOTAL PROPERTIES............................................    234,381     199,350
                                                              ---------   ---------
OTHER ASSETS
  Other assets..............................................      2,150         773
                                                              ---------   ---------
TOTAL OTHER ASSETS..........................................      2,150         773
                                                              ---------   ---------
TOTAL ASSETS................................................  $ 288,993   $ 240,432
                                                              =========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses.....................  $  47,523   $  34,232
  Short-term notes payable and current portion of other
    long-term payables......................................      1,715       3,253
                                                              ---------   ---------
TOTAL CURRENT LIABILITIES...................................     49,238      37,485
                                                              ---------   ---------
LONG-TERM LIABILITIES
  Notes payable.............................................     37,400      71,000
  Other long-term payables..................................      1,503       3,758
  Deferred income taxes.....................................      7,192       2,851
                                                              ---------   ---------
TOTAL LONG-TERM LIABILITIES.................................     46,095      77,609
                                                              ---------   ---------
TOTAL LIABILITIES...........................................     95,333     115,094
                                                              ---------   ---------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 25,000,000 shares
    authorized Shares issued -- none
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 26,327,195 shares issued and 26,236,459
    shares outstanding in 2002, 22,685,240 shares issued and
    22,650,881 shares outstanding in 2001...................        263         227
  Additional paid-in capital................................    115,827      56,698
  Restricted common stock...................................      5,468       8,055
  Unearned compensation.....................................     (3,192)     (4,581)
  Treasury stock (56,377 shares common stock in 2002, at
    cost)...................................................       (977)         --
  Retained earnings.........................................     76,271      64,939
                                                              ---------   ---------
TOTAL STOCKHOLDERS' EQUITY..................................    193,660     125,338
                                                              ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $ 288,993   $ 240,432
                                                              =========   =========

          See accompanying Notes to Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
REVENUES
  Oil sales.................................................  $ 41,969   $ 28,717   $ 32,684
  Gas sales.................................................    58,412     85,504     51,274
  Interest income...........................................       198        975      1,442
  Gain on sale of assets and other income...................     4,287      1,424     14,261
                                                              --------   --------   --------
Total revenues..............................................   104,866    116,620     99,661
                                                              --------   --------   --------
COSTS AND EXPENSES
  Operating costs and expenses..............................    16,150     15,947     10,092
  Exploration expenses......................................    15,623     13,100      6,833
  Depreciation, depletion, and amortization.................    38,528     38,263     20,976
  Impairment of oil and gas properties......................     8,081     10,616        859
  General and administrative................................     6,912      9,409      5,785
  Settlements expense.......................................        --     13,524      5,416
  Interest and financing expense............................     2,145      3,829      4,561
                                                              --------   --------   --------
TOTAL COSTS AND EXPENSES....................................    87,439    104,688     54,522
                                                              --------   --------   --------
INCOME BEFORE TAXES.........................................    17,427     11,932     45,139
  Income taxes..............................................     6,095      3,588        100
  Minority interest.........................................        --         --         (5)
                                                              --------   --------   --------
NET INCOME..................................................  $ 11,332   $  8,344   $ 45,044
                                                              ========   ========   ========
BASIC INCOME PER SHARE......................................  $   0.45   $   0.38   $   2.10
                                                              ========   ========   ========
DILUTED INCOME PER SHARE....................................  $   0.42   $   0.35   $   1.99
                                                              ========   ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  COMMON
                                   STOCK     ADDITIONAL   RESTRICTED
                                 $0.01 PAR    PAID IN       COMMON       UNEARNED     TREASURY   RETAINED
                                   VALUE      CAPITAL       STOCK      COMPENSATION    STOCK     EARNINGS
                                 ---------   ----------   ----------   ------------   --------   --------
                                                              (IN THOUSANDS)
Balance December 31, 1999......    $213       $ 44,273     $    --       $    --       $  --     $11,568
Net income.....................      --             --          --            --          --      45,044
Common stock issued............       3          1,624          --            --          --          --
Dividends paid to minority
  stockholders of a
  consolidated subsidiary......      --             --          --            --          --         (17)
                                   ----       --------     -------       -------       -----     -------
Balance December 31, 2000......     216         45,897          --            --          --      56,595
                                   ----       --------     -------       -------       -----     -------
Net income.....................      --             --          --            --          --       8,344
Contingent stock grant.........      --             --       8,055        (8,055)         --          --
Amortization of unearned
  compensation.................      --             --          --         3,474          --          --
Common stock issued............      22         30,640          --            --          --          --
Tax benefit from exercise of
  stock options................      --            794          --            --          --          --
Common stock repurchased and
  retired......................     (11)       (20,633)         --            --          --          --
                                   ----       --------     -------       -------       -----     -------
Balance December 31, 2001......     227         56,698       8,055        (4,581)         --      64,939
                                   ----       --------     -------       -------       -----     -------
Net income.....................      --             --          --            --          --      11,332
Amortization of unearned
  compensation.................      --             --          --         1,389          --          --
Common stock issued............      36         57,375      (2,587)           --          --          --
Tax benefit from exercise of
  stock options................      --          1,754          --            --          --          --
Common stock repurchased.......      --             --          --            --        (977)         --
                                   ----       --------     -------       -------       -----     -------
Balance December 31, 2002......    $263       $115,827     $ 5,468       $(3,192)      $(977)    $76,271
                                   ====       ========     =======       =======       =====     =======

          See accompanying Notes to Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2002       2001        2000
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
CASH FLOW PROVIDED BY OPERATIONS
NET INCOME..................................................  $ 11,332   $   8,344   $ 45,044
Adjustments to reconcile net income
  Depreciation, depletion, and amortization.................    38,528      38,263     20,976
  Deferred income tax expense...............................     6,095       3,600         --
  Amortization of deferred finance charges..................       228         172        334
  Deferred net profits expense..............................        --       1,270         --
  Impairment of oil and gas properties......................     8,081      10,616        859
  Dry hole costs............................................    14,828       9,589      5,557
  Cash paid for dismantlement and restoration liability.....      (247)       (622)        --
  Minority interest in net income of subsidiaries...........        --          --         (5)
  Stock based compensation..................................     1,609       3,696        174
  Royalty settlement........................................        --          --      5,416
  Gain on sale of properties................................    (4,095)       (201)   (12,640)

CHANGES IN WORKING CAPITAL
  Decrease (increase) in accounts receivable................   (13,099)      1,580    (14,745)
  Decrease (increase) in prepaid expenses and other current
    assets..................................................    (5,131)        526        344
  Increase in accounts payable and accrued expenses.........    13,291      10,600     19,199
  Decrease (increase) in restricted cash....................        --      11,592       (550)
                                                              --------   ---------   --------
NET CASH FLOW PROVIDED BY OPERATIONS........................    71,420      99,025     69,963
                                                              --------   ---------   --------

CASH FROM INVESTING ACTIVITIES
  Payments for capital expenditures.........................   (99,865)   (119,673)   (72,678)
  Proceeds from property sales..............................     7,739         431     15,167
                                                              --------   ---------   --------
NET CASH (USED IN) INVESTING ACTIVITIES.....................   (92,126)   (119,242)   (57,511)
                                                              --------   ---------   --------

CASH FROM FINANCING ACTIVITIES
  Proceeds from notes payable and long-term accounts
    payable.................................................    17,000      51,500     10,630
  Payments on notes payable and long-term accounts
    payable.................................................   (54,393)    (12,464)    (9,811)
  Purchase common stock.....................................      (977)    (20,644)        --
  Commitment fee on line of credit..........................        --        (307)        --
  Common stock issued.......................................    54,628       3,378        521
  Dividends paid to minority stockholders of a consolidated
    subsidiary..............................................        --          --        (17)
                                                              --------   ---------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    16,258      21,463      1,323
                                                              --------   ---------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (4,448)      1,246     13,775
  Cash and cash equivalents at beginning of period..........    19,377      18,131      4,356
                                                              --------   ---------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 14,929   $  19,377   $ 18,131
                                                              ========   =========   ========
Cash paid for interest......................................  $  2,552   $   2,925   $  4,338
                                                              ========   =========   ========
Cash paid (received) for taxes..............................  $     --   $     (12)  $    100
                                                              ========   =========   ========
Non-cash issuance of common stock (Note 6)..................  $     --   $  21,250   $     --
                                                              ========   =========   ========

          See accompanying Notes to Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     Remington Oil and Gas Corporation, formerly Box Energy Corporation, is an independent oil and gas exploration and production company incorporated in Delaware. We have working interest ownership rights in properties in the offshore Gulf of Mexico and onshore Gulf Coast. We acquired the following subsidiaries in 1998: CKB Petroleum, Inc., CKB & Associates, Inc., Box Brothers Realty Investments Company, CB Farms, Inc., and Box Resources, Inc. We consolidate 100% of the assets, liabilities, equity, income and expense of the subsidiaries and eliminate all inter-company transactions and account balances for the periods of consolidation. We own 100% of the outstanding capital stock of all of the subsidiaries. The primary operating subsidiary, CKB Petroleum, Inc., owns an undivided interest in a pipeline that transports our oil from our South Pass blocks, offshore Gulf of Mexico, to Venice Louisiana. We account for our undivided interests in properties using the proportionate consolidation method, whereby our share of assets, liabilities, revenues and expenses are included in our financial statements.

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

  CONCENTRATION OF CREDIT RISK

     Our financial instruments that are potentially subject to a concentration of credit risk are principally cash and trade receivables. We have cash deposits at two institutions that exceed the $100,000 federally insured limit by $14.8 million and $19.3 million at December 31, 2002 and 2001, respectively. At December 31, 2002, 3 companies accounted for approximately 58% of the total accounts receivable, and at December 31, 2001, 4 companies accounted for approximately 81% of the total accounts receivable. In 2002, gas sales by a gas marketing company accounted for approximately 54% of our total oil and gas revenue. In addition, oil sales to one company accounted for approximately 23% of our total oil and gas revenues in 2002 and oil sales to a second company accounted for approximately 11% of our total oil and gas revenues in 2002. The revenue from the sale of oil and gas by the gas marketing company accounted for approximately 65% of our total oil and gas revenues in 2001. In addition, we sold approximately 56% of our total oil production to one company during the year, which accounted for approximately 14% of our total oil and gas revenues in 2001. We do not believe that the loss of services or sales from any of these companies would have a material adverse effect on us due to the fungible nature of the oil and gas production for which there is high and growing demand and numerous customers that can easily be replaced.

                       REMINGTON OIL AND GAS CORPORATION

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

                       REMINGTON OIL AND GAS CORPORATION

  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses were as follows:

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Accounts payable - trade....................................  $32,908   $25,907
Advance billings............................................    8,353     5,374
Royalties and other revenue payable.........................    5,850     2,428
Other current payables......................................      412       523
                                                              -------   -------
Total accounts payable and accrued expenses.................  $47,523   $34,232
                                                              =======   =======

  OIL AND GAS REVENUES

     When oil and gas is produced, we sell it immediately. Consequently, we recognize oil and gas revenue in the month of actual production based on our share of the revenues. Our actual sales have not been materially different from our entitled share of production, and we do not have any significant gas imbalances.

  TRANSPORTATION COSTS

     We include transportation costs in operating costs and expenses. During the years ended December 31, 2002, 2001, and 2000, we incurred transportation costs totaling $2.1 million, $1.6 million and $313,000, respectively.

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

     We continue to apply the accounting provisions of Accounting Principles Board Opinion 25, entitled "Accounting for Stock Issued to Employees," and related interpretations to account for stock-based compensation and have adopted the disclosure requirements of SFAS 123 and SFAS 148 as of December 31, 2002. Accordingly, we measure compensation cost for stock options as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. All of our options are granted with exercise prices at or above the quoted market price on the date of grant.

                       REMINGTON OIL AND GAS CORPORATION

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

  INCOME TAXES

     Income tax expense or benefit includes both the current income taxes and deferred income taxes. Current income tax expense or benefit equals the amount expected to be calculated on our income tax return for that year. Deferred income tax expense or benefit equals the change in the net deferred income tax asset or liability from the beginning of the year to the end of the year. We determine the amount of our deferred income tax asset or liability by multiplying the enacted tax rate by the temporary differences, net operating or capital loss carry-forwards plus any tax credit carry-forwards. The tax rate used is the effective rate applicable for the year in which we expect the temporary differences or carry-forwards to reverse. A valuation allowance offsets deferred income tax assets that are not expected to reverse in future years.

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

                                                                   FOR YEARS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                               2002      2001     2000
                                                              -------   ------   -------
                                                                    (IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Net income available for basic income per share.............  $11,332   $8,344   $45,044
  Interest expense on Convertible Notes (net of tax)........       --      188       318
                                                              -------   ------   -------
Net income available for diluted income per share...........  $11,332   $8,532   $45,362
                                                              =======   ======   =======
Basic income per share......................................  $  0.45   $ 0.38   $  2.10
                                                              =======   ======   =======
Diluted income per share....................................  $  0.42   $ 0.35   $  1.99
                                                              =======   ======   =======
Weighted average common shares for basic income per share...   25,294   21,979    21,435
  Dilutive stock options outstanding (treasury stock
     method)................................................    1,378    1,453       784
  Common stock grant........................................      450      663        --
  Shares assumed issued by conversion of the Notes..........       --      319       540
                                                              -------   ------   -------
Total common shares for diluted income per share............   27,122   24,414    22,759
                                                              =======   ======   =======
Potential issues of common stock for diluted income per
  share Weighted average shares from warrant issued in
  merger....................................................       --       --       200

NOTE 2 -- OIL AND GAS PROPERTIES

     The following table summarizes the capitalized costs on our oil and gas properties, all of which are located in the United States.

                                                      AT DECEMBER 31,
                            -------------------------------------------------------------------
                                          2002                               2001
                            --------------------------------   --------------------------------
                             PROVED     UNPROVED     TOTAL      PROVED     UNPROVED     TOTAL
                            ---------   --------   ---------   ---------   --------   ---------
                                                      (IN THOUSANDS)
Onshore...................  $  58,227   $ 3,511    $  61,738   $  55,190   $ 3,189    $  58,379
Offshore..................    432,103    17,080      449,183     357,137    18,472      375,609
                            ---------   -------    ---------   ---------   -------    ---------
Total.....................    490,330    20,591      510,921     412,327    21,661      433,988
Accumulated depreciation,
  depletion and
  amortization............   (277,330)       --     (277,330)   (235,428)       --     (235,428)
                            ---------   -------    ---------   ---------   -------    ---------
Net oil and gas
  properties..............  $ 213,000   $20,591    $ 233,591   $ 176,899   $21,661    $ 198,560
                            =========   =======    =========   =========   =======    =========

     SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets" became effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS No. 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. The appropriate application of SFAS Nos. 141 and 142 to oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves is unclear. Depending on how the accounting and disclosure literature is clarified, these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may be classified separately from oil and gas properties, as intangible

                       REMINGTON OIL AND GAS CORPORATION
assets on our balance sheets. Additional disclosures required by SFAS Nos. 141 and 142 would be included in the notes to financial statements. Historically, we, like many other oil and gas companies, have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after SFAS Nos. 141 and 142 and became effective.

     This interpretation of SFAS Nos. 141 and 142 would affect only our balance sheet classification of oil and gas leaseholds. Our results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with accounting rules for oil and gas companies provided in SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies."

     At December 31, 2002, we had net leaseholds cost of approximately $35.8 million. If we applied the interpretation currently being deliberated, this classification would require us to make the disclosures set forth under SFAS No. 142 related to these interests. We will continue to classify our oil and gas leaseholds as oil and gas properties until further guidance is provided.

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
                                                        ========   ========   =======

     We recognized impairment expenses as follows in the table below:

                                                        FOR YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2002       2001      2000
                                                        --------   --------   -------
                                                               (IN THOUSANDS)
Unproved properties...................................  $  1,640   $    616   $   811
Proved properties.....................................     6,441     10,000        48
                                                        --------   --------   -------
Total impairment expense..............................  $  8,081   $ 10,616   $   859
                                                        ========   ========   =======

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

     We impaired proved properties for 2002 and 2001 because of insufficient future net cash flows based on the proved developed reserves as determined by our independent reserve engineers. In order to determine the amount of impairment on properties, we estimate future prices based on NYMEX 12 month strips adjusted

                       REMINGTON OIL AND GAS CORPORATION
for basis differences and escalate both the prices and the costs for inflation if appropriate. The properties impaired in 2002, included two properties in the Gulf of Mexico which totaled $3.5 million and two on the onshore Gulf Coast which totaled $2.9 million. During 2001, we impaired three proved properties in the offshore Gulf of Mexico that accounted for $8.7 million and one proved property in South Texas that accounted for $1.3 million of the total $10.0 million. The impairment expense on proved properties for 2000 resulted form insufficient oil and gas reserves on one small property in Alabama.

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

YEAR                                                           RENT($)
----                                                           -------
2000........................................................   407,000
2001........................................................   433,000
2002........................................................   441,000
2003........................................................   441,000
2004........................................................   441,000
2005........................................................   479,000
2006........................................................   492,000
2007........................................................   492,000
Remaining commitment........................................   123,000

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

     In the early part of 2000, one of our subsidiaries, that at that time was 94%-owned by us, paid dividends in the amount of $17,000 to its minority shareholders. In 2000 the subsidiary acquired and retired the stock of the two minority holders. As a result, the subsidiary is now wholly-owned by us, and there is no longer the issue of dividends being paid by a subsidiary to persons outside the consolidated group. No dividends have ever been paid on our common stock.

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

                       REMINGTON OIL AND GAS CORPORATION

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

     A summary of our stock option plans as of December 31, 2002, 2001, and 2000, and changes during the years ending on those dates is presented below:

                                                               AT DECEMBER 31,
                                      ------------------------------------------------------------------
                                              2002                   2001                   2000
                                      --------------------   --------------------   --------------------
                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                  AVERAGE                AVERAGE                AVERAGE
                                                  EXERCISE               EXERCISE               EXERCISE
                                       SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                      ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year....  2,598,700    $ 6.72    2,581,503    $ 5.28    1,761,000    $6.12
Granted.............................    400,000    $17.20      345,000    $15.33      979,000    $3.89
Exercised...........................   (440,978)   $ 4.87     (327,803)   $ 4.39      (33,497)   $3.66
Forfeited...........................     (5,503)   $ 9.04           --    $   --     (125,000)   $6.87
                                      ---------    ------    ---------    ------    ---------    -----
Outstanding at end of year..........  2,552,219    $ 8.68    2,598,700    $ 6.72    2,581,503    $5.28
                                      =========    ======    =========    ======    =========    =====
Options exercisable at year-end.....  1,613,554    $ 6.54    1,441,384    $ 6.13    1,097,860    $6.72
Weighted-average fair value of
  options Granted during the year...               $12.64                 $11.55                 $2.92

                       REMINGTON OIL AND GAS CORPORATION

     The options outstanding at December 31, 2002, have a weighted-average remaining contractual life of 7.18 years and an exercise price ranging from $3.125 to $20.34 per share. A breakdown of the options outstanding at December 31, 2002 by price range is presented below:

                                                     WEIGHTED                   WEIGHTED
                                                      AVERAGE                    AVERAGE
                                      WEIGHTED       REMAINING                    PRICE
                                       AVERAGE         LIFE        NUMBER      ON OPTIONS
  OPTION PRICE RANGE    NUMBER     EXERCISE PRICE     (YEARS)    EXERCISABLE   EXERCISABLE
  -------------------  ---------   ---------------   ---------   -----------   -----------
  $3.125 -- $4.25      1,016,901       $ 3.86          7.00        716,569       $ 3.90
  $5.0625 -- $6.9375     499,818       $ 6.34          4.92        499,818       $ 6.34
  $8.625 -- $9.00        145,000       $ 8.95          5.73        135,000       $ 8.97
  $11.00 -- $15.32       460,500       $13.84          8.05        252,167       $12.72
  $16.55 -- $20.34       430,000       $17.16          9.80         10,000       $16.67

     The table below reflects the effect on our net income if we recorded the estimated compensation costs for the stock options using the estimated fair value as determined by applying the Black-Scholes option pricing model.

                                                              FOR YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2002      2001       2000
                                                              --------   -------   --------
                                                                     (IN THOUSANDS)
As reported:
  Net income................................................  $11,332    $8,344    $45,044
  Basic income per share....................................  $  0.45    $ 0.38    $  2.10
  Diluted income per share..................................  $  0.42    $ 0.35    $  1.99
Stock based compensation (net of tax at statutory rate of
  35%) included in net income as reported...................  $ 1,046    $2,402    $   113
Stock based compensation (net of tax at statutory rate of
  35%) if using the fair value method as applied to all
  awards....................................................  $ 2,531    $4,248    $ 1,178
Proforma (if using the fair value method applied to all
  awards):
  Net income................................................  $ 9,847    $6,498    $43,866
  Basic income per share....................................  $  0.39    $ 0.30    $  2.05
  Diluted income per share..................................  $  0.36    $ 0.27    $  1.94
Weighted average shares used in computation Basic...........   25,294    21,979     21,435
  Diluted...................................................   27,122    24,414     22,759

     The fair value of each option grant for the years ended December 31, 2002, 2001, and 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                    FOR YEARS ENDED
                                                                     DECEMBER 31,
                                                                -----------------------
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

  NON-EMPLOYEE DIRECTOR STOCK PURCHASE PLAN

     The non-employee director stock purchase plan allows the non-employee directors to receive their directors' fees in shares of restricted common stock instead of cash. The number of shares received will be equal to 150% of the cash fees divided by the closing market price of the common stock on the day that the

                       REMINGTON OIL AND GAS CORPORATION
cash fees would otherwise be paid. The director cannot transfer the common stock until one year after issuance or the termination of a director resulting from death, disability, removal, or failure to be nominated for an additional term. The director can vote the shares of restricted stock and receive any dividend paid.

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
                                                              ====   ====   ====

                       REMINGTON OIL AND GAS CORPORATION

                                                               FOR YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
WEIGHTED AVERAGE ASSUMPTIONS
  Discount rate.............................................  6.50%  7.25%  7.50%
  Expected return on plan assets............................  8.00%  8.00%  8.00%
  Rate of compensation increase.............................  3.00%  3.00%  3.00%

     Remington's aggregate projected benefit obligation at December 31, 2002 was $4.2 million and the aggregate fair value of plan assets was $3.8 million. On December 31, 2002, Remington had a prepaid benefit cost of $1.8 million. CKB Petroleum's aggregate projected benefit obligation at December 31, 2002 was $613,000 and the aggregate fair value of plan assets was $673,000. On December 31, 2002, CKB Petroleum had a prepaid benefit cost of $344,000.

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

                       REMINGTON OIL AND GAS CORPORATION

NOTE 8 -- INCOME TAXES

     The following table provides a summary of our income tax expense:

                                                                 FOR YEARS ENDED
                                                                   DECEMBER 31,
                                                           ----------------------------
                                                            2002        2001       2000
                                                           ------   ------------   ----
                                                                  (IN THOUSANDS)
Current income tax expense (benefit).....................  $   --      $  (12)     $100
Deferred income tax expense..............................   6,095       3,600        --
                                                           ------      ------      ----
Total income tax expense.................................  $6,095      $3,588      $100
                                                           ======      ======      ====

     Total income tax expense differs from the amount computed by applying the federal income tax rate to net income before income taxes as follows:

                                                                 FOR YEARS ENDED
                                                                  DECEMBER 31,
                                                            -------------------------
                                                             2002     2001     2000
                                                            ------   ------   -------
                                                                 (IN THOUSANDS)
Federal income tax expense at statutory rate..............  $6,095   $4,175   $15,799
Net adjustment to valuation allowance.....................      --     (575)  (15,799)
Other.....................................................      --      (12)      100
                                                            ------   ------   -------
Total income tax expense..................................  $6,095   $3,588   $   100
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

                       REMINGTON OIL AND GAS CORPORATION

     The quantities of proved oil and gas reserves presented below include only the amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that we can commercially recover using current prices, costs, existing regulatory practices and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could significantly increase or decrease proved reserve estimates. Our proved undeveloped reserves are generally brought on line within 12 months. Alternatively, they are associated with long life fields where economics dictate waiting for an existing wellbore available for sidetrack, or waiting to mobilize a platform rig for operations. Accordingly, proved undeveloped reserves in major fields may be carried for many years. The following table presents our net ownership interest in proved oil and gas reserves.

                                                      AT DECEMBER 31,
                                ------------------------------------------------------------
                                       2002                 2001                 2000
                                ------------------   ------------------   ------------------
                                OIL BBLS   GAS MCF   OIL BBLS   GAS MCF   OIL BBLS   GAS MCF
                                --------   -------   --------   -------   --------   -------
                                                       (IN THOUSANDS)
Beginning of period...........   13,865    111,920    10,370     88,650     7,177     65,508
Revisions of previous
  estimates...................     (596)    (4,271)    1,221     (1,414)       71        893
Extensions, discoveries and
  other.......................    1,678     39,603     3,507     45,951     5,028     44,528
Reserves purchased............       --         --        --         --        35        294
Reserves sold.................     (104)    (4,837)       --         --      (760)    (9,816)
Production....................   (1,729)   (17,448)   (1,233)   (21,267)   (1,181)   (12,757)
                                 ------    -------    ------    -------    ------    -------
End of period.................   13,114    124,967    13,865    111,920    10,370     88,650
                                 ======    =======    ======    =======    ======    =======
Proved developed reserves.....    7,977     71,481     6,690     60,756     5,345     71,995

     The proved developed and undeveloped reserves and standardized measure of discounted future net cash flows associated with South Pass block 89 were burdened by a 33% net profits interest for the year ended December 31, 2000. In May 2001, we purchased the net profits interest from Phillips Petroleum. The reserves included in the above table for the two previous years include our full net ownership interest without any reduction for the net profits interest, because the agreement creating the net profits allowed only an interest in the net profit and not an ownership interest in the oil and gas reserves.

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

                       REMINGTON OIL AND GAS CORPORATION

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

                                                          YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                        2002       2001        2000
                                                      --------   --------   ----------
                                                               (IN THOUSANDS)
Oil and gas revenues................................  $946,813   $542,193   $1,111,238
Production costs....................................  (150,084)  (107,586)     (96,847)
Development costs (1)...............................  (116,944)   (84,561)     (75,995)
Net Profits expense.................................        --         --      (15,059)
Income tax expense..................................  (166,864)   (53,020)    (287,959)
                                                      --------   --------   ----------
Net cash flow.......................................   512,921    297,026      635,378
10% annual discount.................................  (161,879)   (97,043)    (176,729)
                                                      --------   --------   ----------
Standardized measure of discounted future net cash
  flows.............................................  $351,042   $199,983   $  458,649
                                                      ========   ========   ==========

---------------

(1) Based on Netherland, Sewell & Associates' reserve report for January 1, 2003, we estimate that the amount of capital required to convert proved undeveloped reserves to proved developed reserves will be $88.2 million of the $116.9 million of future development costs, including $25.9 million in 2003, $14.5 million in 2004 and $10.4 million in 2005. Our actual expenditures may differ from these estimates. Capital expenditures incurred to develop proved undeveloped reserves were $28.5 million in 2002, $19.3 million in 2001 and $2.3 million in 2000.

                       REMINGTON OIL AND GAS CORPORATION

     The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows from year to year.

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Standardized measure of discounted cash flows at
  beginning of year..................................  $199,983   $458,649   $126,868
Sales and transfers of oil and gas produced, net of
  production costs and net profits expense...........   (84,231)   (98,274)   (73,866)
Net changes in prices and production costs...........   198,760   (486,774)   268,139
Net changes in estimated development costs...........    (4,229)        70      4,500
Net changes in estimated net profits expense.........        --     10,510     (7,139)
Net changes in income tax expense....................   (79,090)   172,708   (175,031)
Extensions, discoveries and improved recovery less
  related costs......................................   123,755     89,048    314,747
Proved oil and gas reserves purchased................        --         --      2,888
Proved oil and gas reserves sold.....................    (6,997)        --    (26,016)
Previously estimated development costs incurred
  during the year....................................    22,893     32,687      8,776
Revisions of previous quantity estimates.............   (24,244)    13,356      8,274
Other changes........................................   (15,556)   (37,861)    (6,178)
Accretion of discount................................    19,998     45,864     12,687
                                                       --------   --------   --------
Standardized measure of discounted future net cash
  flows at end of year...............................  $351,042   $199,983   $458,649
                                                       ========   ========   ========

                       REMINGTON OIL AND GAS CORPORATION

NOTE 10 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                FOR YEARS ENDING
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
FIRST QUARTER
Net revenues(1).............................................   $19,375     $39,290
Net income..................................................   $   258     $14,657
Basic net income per share..................................   $  0.01     $  0.68
Diluted net income per share................................   $  0.01     $  0.60

SECOND QUARTER
Net revenues(1).............................................   $27,406     $33,380
Net income (2)..............................................   $ 6,252     $ 1,241
Basic net income per share..................................   $  0.24     $  0.06
Diluted net income per share................................   $  0.22     $  0.05

THIRD QUARTER
Net revenues(1).............................................   $25,937     $22,664
Net income..................................................   $ 3,967     $   383
Basic net income per share..................................   $  0.15     $  0.02
Diluted net income per share................................   $  0.14     $  0.02

FOURTH QUARTER
Net revenues(1).............................................   $27,663     $18,887
Net income (loss)...........................................   $   855     $(7,937)
Basic net income per share..................................   $  0.03     $ (0.35)
Diluted net income per share................................   $  0.03     $ (0.35)

---------------

(1) Net revenues include only oil and gas sales revenue.

(2) Net income during the second quarter of 2002 includes a $4.1 million gain on sale of certain South Texas properties.

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

DAVID H. HAWK  Age: 58

  POSITIONS WITH US:

     - Director since September 1997

     - Chairman of the Board since October 1997

     - Member -- Executive Committee

  EMPLOYMENT:

     - J.R. Simplot Company (a large producer of frozen potatoes, vegetables, fertilizer and cattle) -- Director, Energy Natural Resources since 1984

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

     - Director since September 1997

     - Member -- Compensation Committee

  EMPLOYMENT:

     - Owner -- James Arthur Lyle & Associates, Inc., a commercial, industrial and investment real estate firm, since 1976

  OUTSIDE DIRECTORSHIPS:

     - Director, Chief Operating Officer and President since 1984 - Hueco Mountain Estates, Inc., a 10,500 acre multi-use real estate development located in El Paso County, Texas

  EDUCATION:

     - Bachelor of Science in Industrial Management -- Georgia Institute of Technology

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

     - Director -- The Teaching Company

     - Director -- Nature Conservancy of Texas

  EDUCATION:

     - Geological Engineering Degree and Distinguished Graduate Medalist -- The Colorado School of Mines

ALAN C. SHAPIRO  Age: 57

  POSITIONS WITH US:

     - Director since May 1994

     - Audit Committee

  EMPLOYMENT:

     - The Ivadelle and Theodore Johnson Professor of Banking and Finance in the Department of Finance and Business Economics, Marshall School of Business, University of Southern California, since 1992

     - Chairman of the Department of Finance and Business Economics, University of Southern California, 1993-1998

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

     - CKB & Associates, Inc.

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

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM COMPENSATION
                                                                              --------------------------------------
                                                 ANNUAL COMPENSATION                       SECURITIES
                                           --------------------------------   RESTRICTED   UNDERLYING
                                                               OTHER ANNUAL     STOCK       OPTIONS/     ALL OTHER
NAME AND                          FISCAL   SALARY     BONUS    COMPENSATION     AWARDS       SAR'S      COMPENSATION
PRINCIPAL POSITION                 YEAR      ($)       ($)        ($)(1)         (#)          (#)          ($)(4)
------------------                ------   -------   -------   ------------   ----------   ----------   ------------
James A. Watt...................   2002    360,000   252,000       --                (2)     35,000        1,242
  Chief Executive                  2001    320,004   405,000       --          62,089(3)     35,000        1,242
  Officer and President            2000    282,501   296,000       --         --.......     123,000        1,242

Robert P. Murphy................   2002    275,004   159,000       --         --.......      32,000          540
  Chief Operating Officer and      2001    225,000   200,000       --          41,791(3)     25,000          480
  Senior Vice President/           2000    187,506   140,000       --         --.......      66,000          390
  Exploration and Production

Gregory B. Cox..................   2002    167,004    57,000       --         --.......      20,000          511
  Vice President/                  2001    147,000    45,000       --          30,089(3)     15,000          439
  Exploration                      2000    132,300    43,000       --         --.......      45,000          387

Steven J. Craig.................   2002    165,000    41,000       --         --.......      18,000          773
  Senior Vice President/           2001    125,808    46,000       --          27,391(3)     12,000          364
  Planning and Administration      2000    121,008    29,000       --         --.......      39,000          346

J. Burke Asher..................   2002    150,000    37,000       --         --.......      17,500        1,980
  Vice President/Finance           2001    119,600    44,000       --          26,077(3)     11,500        1,505
  and Secretary                    2000    115,008    27,600       --         --.......      37,000          928

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

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                        INDIVIDUAL GRANTS
                                 ---------------------------------------------------------------
                                 NUMBER OF     PERCENT OF
                                 SECURITIES   TOTAL OPTIONS
                                 UNDERLYING    GRANTED TO     EXERCISE                GRANT DATE
                                  OPTIONS     EMPLOYEES IN     PRICE     EXPIRATION    PRESENT
NAME                              GRANTED      FISCAL YEAR    $/SHARE       DATE      VALUE $(1)
----                             ----------   -------------   --------   ----------   ----------
James A. Watt..................    35,000          11%         17.15      12/17/12     440,640
Robert P. Murphy...............    32,000          10%         17.15      12/17/12     402,870
Gregory B. Cox.................    20,000           6%         17.15      12/17/12     251,794
Steven J. Craig................    18,000           6%         17.15      12/17/12     226,615
J. Burke Asher.................    17,500           5%         17.15      12/17/12     220,320

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

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                      NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                           NUMBER OF                 UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                            SHARES       VALUE     OPTIONS AT FISCAL YEAR-END      FISCAL YEAR-END ($)(2)
                          ACQUIRED ON   REALIZED   ---------------------------   ---------------------------
NAME                       EXERCISE      ($)(1)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                      -----------   --------   -----------   -------------   -----------   -------------
James A. Watt...........    49,099      603,580      308,197        99,333        3,633,763       544,493
Robert P. Murphy........    33,588      495,251      137,742        70,666        1,514,724       296,686
Gregory B. Cox..........        --           --       73,666        45,000          809,762       200,800
Steven J. Craig.........    56,402      563,653       23,597        21,000          248,450       173,300
J. Burke Asher..........    32,151      494,442       54,499        37,500          550,277       164,493

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

                               PENSION PLAN TABLE

                                                           YEARS OF SERVICE (1)(3)(4)
                                                  --------------------------------------------
           AVERAGE COMPENSATION(1)(2)               15       20       25       30        35
           --------------------------             ------   ------   ------   -------   -------
($)                                                ($)      ($)      ($)       ($)       ($)
125,000.........................................  52,135   54,930   57,725    60,520    63,315
150,000.........................................  63,323   66,930   70,538    74,145    77,753
175,000.........................................  74,510   78,930   83,350    87,770    92,190
200,000.........................................  85,698   90,930   96,163   101,395   106,628
225,000.........................................  85,698   90,930   96,163   101,395   106,628
250,000.........................................  85,698   90,930   96,163   101,395   106,628
300,000.........................................  85,698   90,930   96,163   101,395   106,628
400,000.........................................  85,698   90,930   96,163   101,395   106,628
450,000.........................................  85,698   90,930   96,163   101,395   106,628
500,000.........................................  85,698   90,930   96,163   101,395   106,628

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

     - Only non-employee directors are compensated for board service

     - Compensation includes:

          - Annual retainer of $20,000

          - $1,000 per board meeting attended (Chairman of the Board receives extra $250 per board meeting attended)

          - Unless surrendered, eligible for stock grant (see discussion of grant beginning on page 53)

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

     - In 2002, non-employee directors were awarded non-qualified stock options with exercise prices of $17.15, exercisable 1/3 per year beginning one year after the date of grant, as follows:

          -  David H. Hawk - 10,000 shares

          -  John E. Goble, David E. Preng, and Alan C. Shapiro - 7,500 shares each

          -  William E. Greenwood, Thomas W. Rollins, and James Arthur Lyle -
                                                                           5,000
                                                                          shares
                                                                            each

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

          - Shares may be transferred earlier than one year based on a director's death, disability or departure from the board

          - During the restricted transfer period the director may vote the stock and receive any dividends

          - The board may terminate this plan at any time

          - Shares received under plan for 2002:

-  John E. Goble, Jr......................   1,041 shares in lieu of $12,000
                                             cash
-  William E. Greenwood...................   2,560 shares in lieu of $29,500
                                             cash
-  James Arthur Lyle......................   2,243 shares in lieu of $25,750
                                             cash
-  David E. Preng.........................   2,266 shares in lieu of $26,000
                                             cash
-  Thomas W. Rollins......................   692 shares in lieu of $8,000
                                             cash
-  Alan C. Shapiro........................   2,560 shares in lieu of $29,500
                                             cash

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

                                PEFORMANCE GRAPH

----------------------------------------------------------------------------------------------------------------------
                                      12/31/1997    12/31/1998    12/31/1999    12/31/2000    12/31/2001    12/31/2002
----------------------------------------------------------------------------------------------------------------------
  REMA(1).........................     100.00         69.88         84.99        284.76        378.95        359.46
  REMB(1).........................     100.00         61.46         74.76        250.48        333.33        316.18
  NASDAQ U.S. ....................     100.00        141.00        261.50        157.40        124.90         86.30
  NASDAQ O&G......................     100.00         48.60         50.20        104.30         78.10         77.50

---------------

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

                                                               SHARES OF
                                                                 COMMON
                                                                 STOCK
NAME AND ADDRESS OF                                           BENEFICIALLY    PERCENT OF
BENEFICIAL OWNER                                                 OWNED       COMMON STOCK
-------------------                                           ------------   ------------
J.R. Simplot................................................   5,477,928(1)      20.8%
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

                                                          OPTIONS
                                                        EXERCISABLE
                                          SHARES OF      WITHIN 60                 PERCENT
                                         COMMON STOCK     DAYS OF                    OF
                                         BENEFICIALLY    MARCH 27,                 COMMON
NAME                                        OWNED           2003         TOTAL      STOCK
----                                     ------------   ------------   ---------   -------
J. Burke Asher........................      18,397          66,833        85,230       *
Don D. Box............................      73,947         191,667       265,614     1.0%
Gregory B. Cox........................      48,546          40,120        88,666       *
Steven J. Craig.......................      92,282          28,264       120,546       *
John E. Goble, Jr.....................      23,666          90,001       113,667       *
William E. Greenwood..................      22,619         116,667       139,286       *
David H. Hawk.........................       2,430              --         2,430       *
James Arthur Lyle.....................      36,787         116,667       153,454       *
Robert P. Murphy......................      34,719         156,742       191,461       *
David E. Preng........................      56,766         126,667       183,433       *
Thomas W. Rollins.....................      20,979          91,667       112,646       *
Alan C. Shapiro.......................      47,621         116,667       164,288       *
James A. Watt.........................     108,988         349,197       458,185     1.7%
All directors and executive officers
  as a group (14 persons).............     615,493       1,512,991     2,128,484     7.6%

---------------

* Less than one percent of the outstanding shares.

     The following table presents information about our equity compensation plans at December 31, 2002:

                                                      NUMBER OF
                                                  SECURITIES TO BE                            NUMBER OF
                                                     ISSUED UPON                              SECURITIES
                                                     EXERCISE OF         WEIGHTED AVERAGE     REMAINING
                                                     OUTSTANDING        EXERCISE PRICE OF     AVAILABLE
                                                  OPTIONS, WARRANTS    OUTSTANDING OPTIONS,   FOR FUTURE
PLAN CATEGORY                                        AND RIGHTS        WARRANTS AND RIGHTS     ISSUANCE
-------------                                    -------------------   --------------------   ----------
                                                         (A)                   (B)               (C)
Equity compensation plans approved by
  stockholders.................................       2,552,219               $8.68             544,235
Equity compensation plans not approved by
  stockholders.................................         447,192               $0.00                   0
                                                      ---------               -----            --------
Total..........................................       2,999,411               $7.39             544,235
                                                      =========               =====            ========

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

     (c)  Exhibits:

 3.1#      Certificate of Amendment of Certificate of Incorporation of
           Remington Oil and Gas Corporation.
 3.3###    By-Laws as amended.
10.1***    Pension Plan of Remington Oil and Gas as Amended and
           Restated Effective January 1, 2000.
10.2***    Amendment Number One to the Pension Plan of Remington Oil
           and Gas Corporation.
10.3###    Amendment Number Two to the Pension Plan of Remington Oil
           and Gas Corporation.
10.4###    Amendment Number Three to the Pension Plan of Remington Oil
           and Gas Corporation.
10.6*      Box Energy Corporation Severance Plan.
10.7++     Box Energy Corporation 1997 Stock Option Plan. (as amended
           June 17, 1999 and May 23, 2001)
10.8*      Box Energy Corporation Non-Employee Director Stock Purchase
           Plan
10.9+      Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two
           executive officers.

10.10+     Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an
           executive officer.
10.11**    Employment Agreement effective January 31, 2000, by and
           between Remington Oil and Gas Corporation and James A. Watt.
10.12###   Form of Employment Agreement effective April 30, 2002, by
           and between Remington Oil and Gas Corporation and an
           executive officer.
21###      Subsidiaries of the registrant.
23.1+++    Consent of Ernst & Young LLP.
23.2+++    Notice Regarding Consent of Arthur Andersen LLP.
23.3+++    Consent of Netherland, Sewell & Associates.
31.1+++    Certification of James A. Watt, Chief Executive Officer, as
           required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+++    Certification of J. Burke Asher, Principal Financial
           Officer, as required pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.
32.1+++    Certification of James A. Watt, Chief Executive Officer,
           pursuant to 18 U.S.C. Section 1350, as required pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+++    Certification of J. Burke Asher, Principal Financial
           Officer, pursuant to 18 U.S.C. Section 1350, as required
           pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99***      Letter from Remington Oil and Gas Corporation to Securities and Exchange Commission regarding Arthur Andersen LLP
           representations.

---------------

* Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission on March 30, 1998.

# Incorporated by reference to the Company's Registration Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

+ Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999 filed with the Commission on November 12, 1999.

** Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1999 filed with the Commission on March 29, 2000.

++ Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001 filed with the Commission on November 9, 2001.

*** Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001 filed with the Commission on March 21, 2002.

### Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the year ended December 31, 2002, filed with the Commission on March 31, 2003.

+++   Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REMINGTON OIL AND GAS CORPORATION

                                          By:       /s/ JAMES A. WATT
                                            ------------------------------------
                                                       James A. Watt
                                               President and Chief Executive
                                                           Officer

Date: December 16, 2003

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
 3.1#      Certificate of Amendment of Certificate of Incorporation of
           Remington Oil and Gas Corporation.
 3.3###    By-Laws as amended.
10.1***    Pension Plan of Remington Oil and Gas as Amended and
           Restated Effective January 1, 2000.
10.2***    Amendment Number One to the Pension Plan of Remington Oil
           and Gas Corporation.
10.3###    Amendment Number Two to the Pension Plan of Remington Oil
           and Gas Corporation.
10.4###    Amendment Number Three to the Pension Plan of Remington Oil
           and Gas Corporation.
10.6*      Box Energy Corporation Severance Plan.
10.7++     Box Energy Corporation 1997 Stock Option Plan. (as amended
           June 17, 1999 and May 23, 2001)
10.8*      Box Energy Corporation Non-Employee Director Stock Purchase
           Plan
10.9+      Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two
           executive officers.
10.10+     Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an
           executive officer.
10.11**    Employment Agreement effective January 31, 2000, by and
           between Remington Oil and Gas Corporation and James A. Watt.
10.12###   Form of Employment Agreement effective April 30, 2002, by
           and between Remington Oil and Gas Corporation and an
           executive officer.
21###      Subsidiaries of the registrant.
23.1+++    Consent of Ernst & Young LLP.
23.2+++    Notice Regarding Consent of Arthur Andersen LLP.
23.3+++    Consent of Netherland, Sewell & Associates.
31.1+++    Certification of James A. Watt, Chief Executive Officer, as
           required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+++    Certification of J. Burke Asher, Principal Financial
           Officer, as required pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.
32.1+++    Certification of James A. Watt, Chief Executive Officer,
           pursuant to 18 U.S.C. Section 1350, as required pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+++    Certification of J. Burke Asher, Principal Financial
           Officer, pursuant to 18 U.S.C. Section 1350, as required
           pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99***      Letter from Remington Oil and Gas Corporation to Securities and Exchange Commission regarding Arthur Andersen LLP
           representations.

---------------

* Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission on March 30, 1998.

# Incorporated by reference to the Company's Registration Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

+ Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999 filed with the Commission on November 12, 1999.

** Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1999 filed with the Commission on March 29, 2000.

++ Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001 filed with the Commission on November 9, 2001.

*** Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001 filed with the Commission on March 21, 2002.

### Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the year ended December 31, 2002, filed with the Commission on March 31, 2003.

+++  Filed herewith.