Form 10-Q/A
period 2003-03-31
REMINGTON OIL & GAS CORP
filed 2003-12-16
CIK 874992

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

                       REMINGTON OIL AND GAS CORPORATION

                                     INDEX

  PART I -- FINANCIAL INFORMATION
    Item 1. Financial Statements..............................    2
       Condensed Consolidated Balance Sheets..................    2
       Condensed Consolidated Statements of Income............    3
       Condensed Consolidated Statements of Cash Flows........    4
       Notes to Condensed Consolidated Financial Statements...    5
    Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations....................    9
    Item 3. Quantitative and Qualitative Disclosures about
       Market Risk............................................   11
    Item 4. Controls and Procedures...........................   12
  PART II -- OTHER INFORMATION
    Item 1. Legal Proceedings.................................   13
    Item 2. Changes in Securities and Use of Proceeds.........   13
    Item 3. Defaults upon Senior Securities...................   13
    Item 4. Submission of Matters to a Vote of Security
       Holders................................................   13
    Item 5. Other Information.................................   13
    Item 6. Exhibits and Reports on Form 8-K..................   13
    SIGNATURES................................................   15

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
                                                                =========           =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2003         2002
                                                              ---------    ---------
                                                                   (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
REVENUES
  Oil sales.................................................   $13,653      $ 7,068
  Gas sales.................................................    28,651       12,307
  Other income..............................................        33           43
                                                               -------      -------
TOTAL REVENUES..............................................    42,337       19,418
                                                               -------      -------
COSTS AND EXPENSES
  Operating.................................................     4,392        3,257
  Exploration...............................................     7,098        3,664
  Depreciation, depletion and amortization..................    10,757        9,568
  General and administrative................................     1,710        1,703
  Interest and financing....................................       400          829
                                                               -------      -------
TOTAL COSTS AND EXPENSES....................................    24,357       19,021
                                                               -------      -------
INCOME BEFORE INCOME TAXES..................................    17,980          397
  Income tax expense........................................     6,293          139
                                                               -------      -------
NET INCOME..................................................   $11,687      $   258
                                                               =======      =======
Basic income per share......................................   $  0.44      $  0.01
                                                               =======      =======
Diluted income per share....................................   $  0.42      $  0.01
                                                               =======      =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REMINGTON OIL AND GAS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
CASH FLOW PROVIDED BY OPERATIONS
  NET INCOME................................................  $ 11,687   $    258
  Adjustments to reconcile net income
     Depreciation, depletion and amortization...............    10,757      9,568
     Deferred income taxes..................................     6,293        139
     Amortization of deferred charges.......................        64         47
     Dry hole and impairment costs..........................     6,745      3,492
     Cash paid for dismantlement............................      (296)        (4)
     Stock based compensation...............................       419        457
  CHANGES IN WORKING CAPITAL
     (Increase) in accounts receivable......................   (14,733)    (1,932)
     (Increase) in prepaid expenses and other current
      assets................................................    (2,549)    (1,714)
     Increase (decrease) in accounts payable and accrued
      expenses..............................................     6,617     (7,314)
                                                              --------   --------
  NET CASH FLOW PROVIDED BY OPERATIONS......................    25,004      2,997
                                                              --------   --------
  CASH FROM INVESTING ACTIVITIES
     Capital expenditures...................................   (24,614)   (20,387)
                                                              --------   --------
  NET CASH (USED IN) INVESTING ACTIVITIES...................   (24,614)   (20,387)
                                                              --------   --------
  CASH FROM FINANCING ACTIVITIES
     Payments on notes payable and other long-term
      payables..............................................      (267)   (44,652)
     Common stock issued....................................        63     53,313
     Purchase of treasury stock.............................      (301)      (255)
                                                              --------   --------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.......      (505)     8,406
                                                              --------   --------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS.................      (115)    (8,984)
     Cash and cash equivalents at beginning of period.......    14,929     19,377
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 14,814   $ 10,393
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

     We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q/A. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2003. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 2002 Form 10-K/A. The income statements for the three months ended March 31, 2003, cannot necessarily be used to project results for the full year. We have made certain reclassifications to prior year financial statements in order to conform to current year presentations.

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

     SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets" became effective for us on July 1, 2001, and January 1, 2002, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Additionally, SFAS No. 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. The appropriate application of SFAS Nos. 141 and 142 to oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves is unclear. Depending on how the accounting and disclosure literature is clarified, these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may be classified separately from oil and gas properties, as intangible assets on our balance sheets. Additional disclosures required by SFAS Nos. 141 and 142 would be included in the notes to financial statements. Historically, we, like many other oil and gas companies, have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after SFAS Nos. 141 and 142 and became effective.

     This interpretation of SFAS Nos. 141 and 142 would affect only our balance sheet classification of oil and gas leaseholds. Our results of operations and cash flows would not be affected, since those oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with accounting rules for oil and gas companies provided in SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies."

     At March 31, 2003, we had net leaseholds cost of approximately $34.7 million. If we applied the interpretation currently being deliberated, this classification would require us to make the disclosures set forth under SFAS No. 142 related to these interests. We will continue to classify our oil and gas leaseholds as oil and gas properties until further guidance is provided.

                       REMINGTON OIL AND GAS CORPORATION

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
                                                               =======     =======

NOTE 4.  STOCK BASED COMPENSATION

     The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS No. 123 had been applied:

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
As reported:
  Net income................................................   $11,687     $   258
  Basic income per share....................................   $  0.44     $  0.01
  Diluted income per share..................................   $  0.42     $  0.01
Stock based compensation (net of tax at statutory rate of
  35%) included in net income as reported...................   $   272     $   297
Stock based compensation (net of tax at statutory rate of
  35%) if using the fair value method as applied to all
  awards....................................................   $   746     $   654
Proforma (if using the fair value method applied to all
  awards):
  Net income................................................   $11,213     $   (99)
  Basic income per share....................................   $  0.43     $  0.00
  Diluted income per share..................................   $  0.40     $  0.00
Weighted average shares used in computation
  Basic.....................................................    26,340      22,878
  Diluted...................................................    27,970      24,997

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

                       REMINGTON OIL AND GAS CORPORATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion will assist in understanding our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to financial statements, and our Form 10-K/A for the year ended December 31, 2002.

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

     This discussion is primarily an update to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Form 10-K/A. We recommend that you read this discussion in conjunction with the Form 10-K/A.

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

     Cash flow from operations increased by $22.0 million, primarily because of higher oil and gas revenues during the first quarter of 2003 compared to the first quarter of 2002 and changes in our working capital accounts. Gas sales increased by $16.4 million, or 134%, and oil sales increased by $6.5 million, or 93%. The increases in sales related primarily to higher average prices in 2003 compared to the prior year.

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

                                                             THREE MONTHS ENDED MARCH 31,
                                                         ------------------------------------
                                                                      % INCREASE
                                                           2003       (DECREASE)      2002
                                                         ---------   ------------   ---------
                                                          (DOLLARS IN THOUSANDS, EXCEPT UNIT
                                                                       PRICES)
Oil production volume (MBbls)..........................       426             16%        367
Oil sales revenue......................................   $13,653             93%    $ 7,068
Price per barrel.......................................   $ 32.05             66%    $ 19.26
Increase (decrease) in oil sales revenue due to:
  Change in prices.....................................   $ 4,694
  Change in production volume..........................     1,891
                                                          -------
Total (decrease) in oil sales revenue..................   $ 6,585
                                                          =======
Gas production volume (MMcf)...........................     4,505            (5)%      4,755
Gas sales revenue......................................   $28,651            133%    $12,307
Price per Mcf..........................................   $  6.36            146%    $  2.59
(Decrease) in gas sales revenue due to:
  Change in prices.....................................   $17,926
  Change in production volume..........................    (1,582)
                                                          -------
Total (decrease) in gas sales revenue..................   $16,344
                                                          =======
Total production Mcfe..................................     7,061                      6,957
Price per Mcfe.........................................   $  5.99            116%    $  2.78

     Oil sales revenue increased by $6.6 million, or 93%. An increase of 59,000 barrels (16%) in oil production, primarily from new properties in the offshore Gulf of Mexico, provided an increase in revenue of approximately $1.9 million. Offshore Gulf of Mexico production increased by 82,000 barrels, or 31%, during the first quarter of 2003 compared to 2002 primarily because of production from five new properties. Onshore Gulf coast production decreased due to property sales and natural depletion of oil and gas fields.

     Gas Sales revenue increased by $16.3 million, or 133%, because of higher average gas prices partially offset by lower production. Average gas prices increased from $2.59 per Mcf in the first quarter of 2002 to $6.36 per Mcf, or 146%, for the same quarter in 2003, causing gas sales revenues to increase by $18.0 million. Production decreased by 250,000 Mcf, or 5%, primarily because of the sales of certain South Texas properties during the second quarter of 2002, partially offset by increased production from new properties in the Gulf of Mexico.

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

     General and administrative expenses, which includes stock based compensation, did not change significantly. Stock based compensation expense includes the amortized compensation cost related to the contingent stock grant and the directors fees paid in common stock. Interest and financing costs decreased due to a decrease in the average debt outstanding and lower weighted average rates. Income tax expense increased by $6.2 million because of the higher income before taxes in the first quarter of 2003 compared to the first quarter of 2002.

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

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

 3.1#     Certificate of Amendment of Certificate of Incorporation of
          Remington Oil and Gas Corporation.
 3.3###   By-Laws as amended.
10.1***   Pension Plan of Remington Oil and Gas Corporation, as
          Amended and Restated effective January 1, 2000.
10.2***   Amendment Number One to the Pension Plan of Remington Oil
          and Gas Corporation.
10.3###   Amendment Number Two to the Pension Plan of Remington Oil
          and Gas Corporation.
10.4###   Amendment Number Three to the Pension Plan of Remington Oil
          and Gas Corporation.
10.5*     Box Energy Corporation Severance Plan.
10.6++    Box Energy Corporation 1997 Stock Option Plan (as amended
          June 17, 1999 and May 23, 2001).
10.7*     Box Energy Corporation Non-Employee Director Stock Purchase
          Plan.
10.8+     Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two
          executive officers.
10.9+     Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an
          executive officer.
10.10**   Employment Agreement effective January 31, 2000, by and
          between Remington Oil and Gas Corporation and James A. Watt.
10.11##   Form of Contingent Stock Grant Agreement -- Directors.
10.12##   Form of Contingent Stock Grant Agreement -- Employees.
10.13##   Form of Amendment to Contingent Stock Grant Agreement --
          Directors.
10.14##   Form of Amendment to Contingent Stock Grant Agreement --
          Employees.
31.1+++   Certification of James A. Watt, Chief Executive Officer, as
          required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+++   Certification of J. Burke Asher, Principal Financial
          Officer, as required pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.
32.1+++   Certification of James A. Watt, Chief Executive Officer,
          pursuant to 18 U.S.C. Section 1350, as required pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+++   Certification of J. Burke Asher, Principal Financial
          Officer, pursuant to 18 U.S.C. Section 1350, as required
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

* Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997, filed with the Commission on March 30, 1998.

# Incorporated by reference to the Company's Registration Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

+ Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999, filed with the Commission on November 12, 1999.

** Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1999, filed with the Commission on March 29, 2000.

## Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000, filed with the Commission on March 16, 2001.

++ Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001, filed with the Commission on November 9, 2001.

*** Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001, filed with the Commission on March 21, 2002.

### Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2002, filed with the Commission on March 31, 2003.

+++   Filed herewith.

     (b) We filed no reports on Form 8-K during the quarter ended March 31, 2003.

                                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REMINGTON OIL AND GAS CORPORATION

                                          By:       /s/ JAMES A. WATT
                                            ------------------------------------
                                                       James A. Watt
                                               President and Chief Executive
                                                           Officer

Date: December 16, 2003

                                 EXHIBIT INDEX

 3.1#     Certificate of Amendment of Certificate of Incorporation of
          Remington Oil and Gas Corporation.
 3.3###   By-Laws as amended.
10.1***   Pension Plan of Remington Oil and Gas Corporation, as
          Amended and Restated effective January 1, 2000.
10.2***   Amendment Number One to the Pension Plan of Remington Oil
          and Gas Corporation.
10.3###   Amendment Number Two to the Pension Plan of Remington Oil
          and Gas Corporation.
10.4###   Amendment Number Three to the Pension Plan of Remington Oil
          and Gas Corporation.
10.5*     Box Energy Corporation Severance Plan.
10.6++    Box Energy Corporation 1997 Stock Option Plan (as amended
          June 17, 1999 and May 23, 2001).
10.7*     Box Energy Corporation Non-Employee Director Stock Purchase
          Plan.
10.8+     Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two
          executive officers.
10.9+     Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an
          executive officer.
10.10**   Employment Agreement effective January 31, 2000, by and
          between Remington Oil and Gas Corporation and James A. Watt.
10.11##   Form of Contingent Stock Grant Agreement -- Directors.
10.12##   Form of Contingent Stock Grant Agreement -- Employees.
10.13##   Form of Amendment to Contingent Stock Grant Agreement --
          Directors.
10.14##   Form of Amendment to Contingent Stock Grant Agreement --
          Employees.
31.1+++   Certification of James A. Watt, Chief Executive Officer, as
          required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+++   Certification of J. Burke Asher, Principal Financial
          Officer, as required pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.
32.1+++   Certification of James A. Watt, Chief Executive Officer,
          pursuant to 18 U.S.C. Section 1350, as required pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+++   Certification of J. Burke Asher, Principal Financial
          Officer, pursuant to 18 U.S.C. Section 1350, as required
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

* Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997, filed with the Commission on March 30, 1998.

# Incorporated by reference to the Company's Registration Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

+ Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999, filed with the Commission on November 12, 1999.

** Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1999, filed with the Commission on March 29, 2000.

## Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000, filed with the Commission on March 16, 2001.

++ Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001, filed with the Commission on November 9, 2001.

*** Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001, filed with the Commission on March 21, 2002.

### Incorporated by reference to the Company's Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2002, filed with the Commission on March 31, 2003.

+++ Filed herewith.