Form 10-Q/A
period 2003-06-30
REMINGTON OIL & GAS CORP
filed 2003-12-16
CIK 874992

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
--------------------------------------------------------------------------------

                       REMINGTON OIL AND GAS CORPORATION

                               TABLE OF CONTENTS

PART I, FINANCIAL INFORMATION...............................    2
  Item 1. Financial Statements..............................    2
          Condensed Consolidated Balance Sheets.............    2
          Condensed Consolidated Statements of Income.......    3
          Condensed Consolidated Statements of Cash Flows...    4
          Notes to Condensed Consolidated Financial
          Statements........................................    5
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    9
  Item 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................   12
  Item 4. Controls and Procedures...........................   12

PART II, OTHER INFORMATION..................................   13
  Item 1. Legal Proceedings.................................   13
  Item 2. Changes in Securities and Use of Proceeds.........   13
  Item 3. Defaults upon Senior Securities...................   13
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   13
  Item 5. Other Information.................................   13
  Item 6. Exhibits and Reports on Form 8-K..................   13

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

     At June 30, 2003, we had net leaseholds cost of approximately $37.8 million. If we applied the interpretation currently being deliberated, this classification would require us to make the disclosures set forth under SFAS No. 142 related to these interests. We will continue to classify our oil and gas leaseholds as oil and gas properties until further guidance is provided.

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
                                                  =======     =======    =======    =======

NOTE 4.  STOCK BASED COMPENSATION

     The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS No. 123 had been applied:

                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       JUNE 30,               JUNE 30,
                                                 ---------------------   -------------------
                                                   2003        2002        2003       2002
                                                 ---------   ---------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
As reported:
  Net income...................................   $12,264     $ 6,252    $23,951    $ 6,509
  Basic income per share.......................   $  0.46     $  0.24    $  0.91    $  0.27
  Diluted income per share.....................   $  0.44     $  0.22    $  0.86    $  0.25
Stock based compensation (net of tax at
  statutory rate of 35%) included in net income
  as reported..................................   $   242     $   257    $   515    $   554
Stock based compensation (net of tax at
  statutory rate of 35%) if using the fair
  value method as applied to all awards........   $   716     $   617    $ 1,462    $ 1,271
Proforma (if using the fair value method
  applied to all awards):
  Net income...................................   $11,790     $ 5,892    $23,004    $ 5,792
  Basic income per share.......................   $  0.44     $  0.22    $  0.87    $  0.23
  Diluted income per share.....................   $  0.42     $  0.21    $  0.82    $  0.22
Weighted average shares used in computation
  Basic........................................    26,536      25,953     26,436     24,424
  Diluted......................................    27,844      27,889     27,910     26,316

                       REMINGTON OIL AND GAS CORPORATION

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

     This discussion is primarily an update to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2002 Form 10-K/A. We recommend that you read this discussion in conjunction with the Form 10-K/A.

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

    10.9+     Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas
              Corporation and an executive officer.
    10.10**   Employment Agreement effective January 31, 2000, by and between Remington Oil and Gas Corporation and
              James A. Watt.
    10.11***  Form of Employment Agreement effective April 30, 2002, by and between Remington Oil and Gas Corporation and an executive officer.
    10.12**   Form of Contingent Stock Grant Agreement -- Directors.
    10.13**   Form of Contingent Stock Grant Agreement -- Employees.
    10.14**   Form of Amendment to Contingent Stock Grant Agreement -- Directors.
    10.15**   Form of Amendment to Contingent Stock Grant Agreement -- Employees.
    14.1###   Code of Business Conduct and Ethics.
    31.1+++   Certification of James A. Watt, Chief Executive Officer, as required pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.
    31.2+++   Certification of J. Burke Asher, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1+++   Certification of James Watt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2+++   Certification of J. Burke Asher, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

### Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 2003, filed with the Commission on August 11, 2003.

 +++ Filed herewith.

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

                                          REMINGTON OIL AND GAS CORPORATION

                                          By:       /s/ JAMES A. WATT
                                            ------------------------------------
                                                       James A. Watt
                                               President and Chief Executive
                                                           Officer

Date: December 16, 2003

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 3.1#      Certificate of Amendment of Certificate of Incorporation of
           Remington Oil and Gas Corporation.
 3.3###    By-Laws as amended.
10.1++     Pension Plan of Remington Oil and Gas Corporation, as
           Amended and Restated effective January 1, 2000.
10.2++     Amendment Number One to the Pension Plan of Remington Oil
           and Gas Corporation.
10.3***    Amendment Number Two to the Pension Plan of Remington Oil
           and Gas Corporation.
10.4***    Amendment Number Three to the Pension Plan of Remington Oil
           and Gas Corporation.
10.5*      Box Energy Corporation Severance Plan.
10.6##     Box Energy Corporation 1997 Stock Option Plan (as amended
           June 17, 1999 and May 23, 2001).
10.7*      Box Energy Corporation Non-Employee Director Stock Purchase
           Plan.
10.8+      Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two
           executive officers.
10.9+      Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an
           executive officer.
10.10**    Employment Agreement effective January 31, 2000, by and
           between Remington Oil and Gas Corporation and James A. Watt.
10.11***   Form of Employment Agreement effective April 30, 2002, by
           and between Remington Oil and Gas Corporation and an
           executive officer.
10.12**    Form of Contingent Stock Grant Agreement -- Directors.
10.13**    Form of Contingent Stock Grant Agreement -- Employees.
10.14**    Form of Amendment to Contingent Stock Grant
           Agreement -- Directors.
10.15**    Form of Amendment to Contingent Stock Grant
           Agreement -- Employees.
14.1###    Code of Business Conduct and Ethics.
31.1+++    Certification of James A. Watt, Chief Executive Officer, as
           required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+++    Certification of J. Burke Asher, Principal Financial
           Officer, as required pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.
32.1+++    Certification of James A. Watt, Chief Executive Officer,
           pursuant to 18 U.S.C. Section 1350, as required Pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+++    Certification of J. Burke Asher, Principal Financial
           Officer, pursuant to 18 U.S.C. Section 1350, as required
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

### Incorporated by reference to the Company's Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 2003, filed with the Commission on August 11, 2003.

 +++ Filed herewith