Form 10-Q/A
period 2003-09-30
REMINGTON OIL & GAS CORP
filed 2003-12-16
CIK 874992

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

     At September 30, 2003, we had net leaseholds cost of approximately $37.2 million. If we applied the interpretation currently being deliberated, this classification would require us to make the disclosures set forth under SFAS No. 142 related to these interests. We will continue to classify our oil and gas leaseholds as oil and gas properties until further guidance is provided.

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