Form 10-Q
period 2004-03-31
REMINGTON OIL & GAS CORP
filed 2004-04-27
CIK 874992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      There were 27,020,801 outstanding shares of Common Stock, $0.01 par value, on April 26, 2004.

REMINGTON OIL AND GAS CORPORATION

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements

REMINGTON OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)

	(In thousands, except
	share data)
ASSETS
Current assets
Cash and cash equivalents	$22,069	$31,408
Accounts receivable	49,760	43,004
Prepaid drilling costs	346	476
Prepaid expenses and other current assets	3,045	2,370

Total current assets	75,220	77,258

Properties
Oil and gas properties (successful-efforts method)	634,947	609,599
Other properties	2,961	3,450
Accumulated depreciation, depletion and amortization	(347,437)	(333,011)

Total properties	290,471	280,038

Other assets	1,883	2,089

Total assets	$367,574	$359,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$56,427	$58,266
Note payable	45	45

Total current liabilities	56,472	58,311

Long-term liabilities
Notes payable	10,000	18,000
Asset retirement obligation	13,131	12,446
Deferred income taxes	34,628	28,751

Total long-term liabilities	57,759	59,197

Total liabilities	114,231	117,508

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 27,047,160 shares issued and 27,012,801 shares outstanding in 2004, 26,946,768 shares issued and 26,912,409 shares outstanding in 2003	270	269
Additional paid-in capital	121,848	120,925
Restricted common stock	2,370	3,156
Unearned compensation	(1,341)	(1,668)
Retained earnings	130,196	119,195

Total stockholders’ equity	253,343	241,877

Total liabilities and stockholders’ equity	$367,574	$359,385

See accompanying Notes to Condensed Consolidated Financial Statements.

REMINGTON OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)

	(In thousands, except
	per share amounts)
Revenues
Oil sales	$13,943	$13,653
Gas sales	32,114	28,651
Other income	106	33

Total revenues	46,163	42,337

Costs and expenses
Operating	6,048	4,392
Exploration	5,764	7,098
Depreciation, depletion and amortization	15,146	10,757
General and administrative	1,922	1,710
Interest and financing	228	400

Total costs and expenses	29,108	24,357

Income before income taxes	17,055	17,980
Income tax expense	6,054	6,293

Net income	$11,001	$11,687

Basic income per share	$0.41	$0.44

Diluted income per share	$0.39	$0.42

See accompanying Notes to Condensed Consolidated Financial Statements.

REMINGTON OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
	(In thousands)
Cash flow provided by operations
Net income	$11,001	$11,687
Adjustments to reconcile net income
Depreciation, depletion and amortization	15,146	10,757
Deferred income taxes	6,054	6,293
Amortization of deferred charges	46	64
Dry hole and impairment costs	5,855	6,745
Cash paid for dismantlement	(22)	(296)
Stock based compensation	362	419
Changes in working capital
(Increase) in accounts receivable	(6,754)	(14,733)
(Increase) in prepaid expenses and other current assets	(387)	(2,549)
Increase (decrease) in accounts payable and accrued expenses	(1,839)	6,617

Net cash flow provided by operations	29,462	25,004

Cash from investing activities
Capital expenditures	(30,727)	(24,614)

Net cash (used in) investing activities	(30,727)	(24,614)

Cash from financing activities
Payments on notes payable and other long-term payables	(8,000)	(267)
Common stock issued	162	63
Purchase of treasury stock	(236)	(301)

Net cash (used in) financing activities	(8,074)	(505)

Net (decrease) in cash and cash equivalents	(9,339)	(115)
Cash and cash equivalents at beginning of period	31,408	14,929

Cash and cash equivalents at end of period	$22,069	$14,814

See accompanying Notes to Condensed Consolidated Financial Statements.

REMINGTON OIL AND GAS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Accounting Policies and Basis of Presentation

      Remington Oil and Gas Corporation is an independent oil and gas exploration and production company incorporated in Delaware. Our oil and gas properties are located in the offshore Gulf of Mexico and the onshore Gulf Coast.

      We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2004. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 2003 Form 10-K. The income statements for the three months ended March 31, 2004, cannot necessarily be used to project results for the full year. We have made certain reclassifications to prior year financial statements in order to conform to current year presentations.

Note 2.	Net Income per Share

	Three Months Ended
	March 31,

	2004	2003

	(In thousands, except
	per share amounts)
Net income	$11,001	$11,687

Basic income per share	$0.41	$0.44

Diluted income per share	$0.39	$0.42

Weighted average common stock	26,975	26,340
Dilutive stock options outstanding (treasury stock method)	991	1,259
Restricted common stock grant	195	371

Total weighted average common shares for diluted income per share	28,161	27,970

REMINGTON OIL AND GAS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Stock Based Compensation

      The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards; with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied:

	Three Months Ended
	March 31,

	2004	2003

	(In thousands,
	except per share
	amounts)
As reported:
Net income	$11,001	$11,687
Basic income per share	$0.41	$0.44
Diluted income per share	$0.39	$0.42
Stock based compensation (net of tax at statutory rate of 35%) included in net income as reported	$235	$272
Stock based compensation (net of tax at statutory rate of 35%) if using the fair value method as applied to all awards	$941	$746
Pro forma (if using the fair value method applied to all awards):
Net income	$10,295	$11,213
Basic income per share	$0.38	$0.43
Diluted income per share	$0.37	$0.40
Weighted average shares used in computation
Basic	26,975	26,340
Diluted	28,161	27,970

Note 4.	Pension Benefits

Components of Net Periodic Pension Benefit Cost.

	Three Months
	Ended March 31,

	2004	2003

	(In thousands)
Service cost	$148	$103
Interest cost on projected benefit obligation	93	81
Expected return on plan assets	(118)	(88)
Recognized net actuarial loss	39	39
Amortization of prior service costs	1	1

Net periodic pension benefit costs	$163	$136

Employer Contributions

      We disclosed in our financial statements for the year ended December 31, 2003, that we do not expect to make a contribution to the plans in 2004. During the three months ended March 31, 2004, we made no contributions to the plans. At this time we do not expect to make a contribution for 2004.

REMINGTON OIL AND GAS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Notes Payable

      As of March 31, 2004, our credit facility of $150.0 million had a borrowing base of $100.0 million. Interest only is payable quarterly through May 3, 2006, at which time the line expires and all principal becomes due, unless the line is extended or renegotiated. As of April 26, 2004, we had $10.0 million borrowed under the facility. The banks review the borrowing base semi-annually and may decrease or propose an increase in the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends.

Note 6.	Contingencies

      We have no material pending legal proceedings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion will assist in understanding our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to financial statements, and our Form 10-K for the year ended December 31, 2003.

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

      This discussion is primarily an update to the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Form 10-K. We recommend that you read this discussion in conjunction with that Form 10-K.

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

Liquidity and Capital Resources

      The following table summarizes our contractual obligations and commercial commitments as of March 31, 2004.

	Payments Due by Period

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Contractual obligations
Bank debt	$10,000	$—	$10,000	$—	$—
Interest and financing costs	1,399	645	754	—	—
Other note payable	45	45	—	—	—
Office lease	1,917	441	984	492	—

Total	$13,361	$1,131	$11,738	$492	$—

      On March 31, 2004, our current assets exceeded our current liabilities by $18.7 million. Our current ratio was 1.33 to 1. From December 31, 2003, to March 31, 2004, our current assets decreased by $2.0 million due primarily to capital expenditures and retirement of bank debt, partially offset by increased accounts receivable.

      Cash flow from operations increased by $4.5 million, or 18%, primarily because of higher oil and gas revenues during the first quarter of 2004 compared to the first quarter of 2003. Gas sales increased by $3.5 million, or 12%, and oil sales increased by $290,000, or 2%. The increases in sales revenue related primarily to higher gas production and higher average oil prices during the first quarter of 2004, partially offset by lower average gas prices compared to the prior year.

      During the first quarter of 2004, our capital expenditures totaled $30.7 million primarily in the Gulf of Mexico where we incurred costs to drill and complete wells and fabricate and install new platforms and facilities. We have budgeted $104.0 million for capital expenditures during 2004. This capital and exploration budget includes $56.0 million for 29 exploratory wells, $21.0 million for offshore platforms and development drilling, and $27.0 million for workovers and property and seismic acquisitions. Our capital budget assumes no exploratory completions or follow-up development activities on new discoveries. If we continue historical success rates, our budget will increase to $140.0 million to $150.0 million for the full year. We expect that our cash, estimated future cash flow from operations, and available bank line of credit will be adequate to fund these expenditures for the remainder of 2004.

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

      As of March 31, 2004, our credit facility of $150.0 million had a borrowing base of $100.0 million. Interest only is payable quarterly through May 3, 2006, at which time the line expires and all principal becomes due, unless the line is extended or renegotiated. As of April 26, 2004, we had $10.0 million borrowed under the facility. The banks review the borrowing base semi-annually and may decrease or propose an increase in the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends.

Results of Operations

      The following table reflects oil and gas revenues, production, and prices during the first quarter of 2004 compared to the first quarter of 2003.

	Three Months Ended
	March 31,

		% Increase
	2004	(Decrease)	2003

	(Dollars in thousands,
	except unit prices)
Oil production volume (MBbls)	413	(3)%	426
Oil sales revenue	$13,943	2%	$13,653
Price per barrel	$33.76	5%	$32.05
Increase (decrease) in oil sales revenue due to:
Change in prices	$728
Change in production volume	(438)

Total increase in oil sales revenue	$290

Gas production volume (MMcf)	5,592	24%	4,505
Gas sales revenue	$32,114	12%	$28,651
Price per Mcf	$5.74	(10)%	$6.36
Increase (decrease) in gas sales revenue due to:
Change in prices	$(2,793)
Change in production volume	6,256

Total increase in gas sales revenue	$3,463

Total production Mcfe	8,070	14%	7,061
Price per Mcfe	$5.71	(4)%	$5.99

      Oil sales revenue increased by $290,000, or 2%, because of higher average oil prices partially offset by slightly lower oil production. Natural depletion of existing properties was partially offset by an increase of 55,000 barrels of oil production from new properties in the offshore Gulf of Mexico.

      Gas sales revenue increased by $3.5 million, or 12%, because total gas production increased by 1.1 Bcf, or 24%, which increased gas sales revenues by $6.3 million. Lower average gas prices partially offset the increased gas sales revenue from the higher production. Average gas prices decreased from $6.36 per Mcf in the first quarter of 2003 to $5.74 per Mcf, or 10%, for the same quarter in 2004, causing gas sales revenues to decrease by $2.8 million.

      The following table presents certain expense items per Mcf equivalent (Mcfe) of production. (Barrels of oil are converted to Mcfe at a ratio of one barrel equals six Mcf.)

	Three Months
	Ended
	March 31,

	2004	2003

Operating costs and expenses	$0.75	$0.62
Depreciation, depletion and amortization	$1.88	$1.52
General and administrative expense*	$0.24	$0.24
Interest and financing expense	$0.03	$0.06

* Stock based compensation included in general and administrative expense	$0.04	$0.06

      Operating expenses increased by $1.7 million during the first quarter of 2004 compared to the prior year primarily because of workover operations on our Eugene Island Block 148 property during March 2004. In addition, we added new producing properties since the first quarter of 2003. Exploration expenses decreased by $1.3 million due to lower dry hole expense incurred during the first quarter of 2004 compared to 2003. Depreciation, depletion, and amortization including the amortization and accretion of the asset retirement obligation increased by $4.4 million, or 41%, primarily due to increased production from new producing properties and downward oil and gas reserve revisions as of January 1, 2004.

      General and administrative expenses did not change significantly. Interest and financing costs decreased due to a decrease in the total debt outstanding and lower weighted average rates. Income tax expense did not change significantly between the first quarter of 2004 and the first quarter of 2003. However, the effective rate increased slightly to provide for state income taxes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      Our revolving bank line of credit is sensitive to changes in interest rates. At March 31, 2004, the unpaid principal balance under the line was $10.0 million which approximates its fair value. The interest rate on this debt is based on a premium of 150 to 225 basis points over the London Interbank Offered Rate (“Libor”). The rate is reset periodically, usually every three months. If on March 31, 2004, Libor changed by one full percentage point (100 basis points) the fair value of our revolving debt would change by approximately $25,000. We have not entered into any interest rate hedging contracts.

Commodity Price Risk

      A vast majority of our production is sold on the spot markets. Accordingly, we are at risk for the volatility in the commodity prices inherent in the oil and gas industry. Occasionally we sell forward portions of our production under physical delivery contracts that by their terms cannot be settled in cash or other financial instruments. Such contracts are not subject to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, we do not provide sensitivity analysis for such contracts. We do not currently have any such contracts in place.

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

PART II     OTHER INFORMATION

Item 1.	Legal Proceedings

      We have no material pending legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds

      None

Item 3.	Defaults upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

3	.1#	Certificate of Amendment of Certificate of Incorporation of Remington Oil and Gas Corporation.
3	.3###	By-Laws as amended.
10	.1***	Pension Plan of Remington Oil and Gas Corporation as Amended and Restated Effective January 1, 2000.
10	.2***	Amendment Number One to the Pension Plan of Remington Oil and Gas Corporation.
10	.3###	Amendment Number Two to the Pension Plan of Remington Oil and Gas Corporation.
10	.4###	Amendment Number Three to the Pension Plan of Remington Oil and Gas Corporation.
10	.5##	Amendment Number Four to the Pension Plan of Remington Oil and Gas Corporation.
10	.6*	Box Energy Corporation Severance Plan.
10	.7††	Box Energy Corporation 1997 Stock Option Plan. (as amended June 17, 1999 and May 23, 2001)
10	.8*	Box Energy Corporation Non-Employee Director Stock Purchase Plan
10	.9†	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two executive officers.
10	.10†	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an executive officer.
10	.11**	Employment Agreement effective January 31, 2000, by and between Remington Oil and Gas Corporation and James A. Watt.
10	.12###	Form of Employment Agreement effective April 30, 2002, by and between Remington Oil and Gas Corporation and an executive officer.
10	.13**	Form of Contingent Stock Grant Agreement — Directors.

10	.14**	Form of Contingent Stock Grant Agreement — Employees.
10	.15**	Form of Amendment to Contingent Stock Grant Agreement — Directors.
10	.16**	Form of Amendment to Contingent Stock Grant Agreement — Employees.
31	.1†††	Certification of James A. Watt, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†††	Certification of J. Burke Asher, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†††	Certification of James A. Watt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†††	Certification of J. Burke Asher, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

On March 5, 2004 we filed a form 8-K including our press release for Financial and Operating Results for the Fourth Quarter and Full Year 2003 under Item 12. Results of Operations and Financial Condition.

*	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission on March 30, 1998.

**	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1999 filed with the Commission on March 29, 2000.

***	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001 filed with the Commission on March 21, 2002.

#	Incorporated by reference to the Company’s Registration Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

###	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the year ended December 31, 2002, filed with the Commission on March 31, 2003.

†	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999 filed with the Commission on November 12, 1999.

††	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001 filed with the Commission on November 9, 2001.

##	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2003 filed with the Commission on March 11, 2004.

†††	Filed herewith.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMINGTON OIL AND GAS CORPORATION

By:	/s/ JAMES A. WATT

James A. Watt
President and Chief Executive Officer

Date: April 27, 2004

By:	/s/ J. BURKE ASHER

J. Burke Asher
Vice President/Finance

Date: April 27, 2004

INDEX TO EXHIBITS

3	.1#	Certificate of Amendment of Certificate of Incorporation of Remington Oil and Gas Corporation.
3	.3###	By-Laws as amended.
10	.1***	Pension Plan of Remington Oil and Gas Corporation as Amended and Restated Effective January 1, 2000.
10	.2***	Amendment Number One to the Pension Plan of Remington Oil and Gas Corporation.
10	.3###	Amendment Number Two to the Pension Plan of Remington Oil and Gas Corporation.
10	.4###	Amendment Number Three to the Pension Plan of Remington Oil and Gas Corporation.
10	.5##	Amendment Number Four to the Pension Plan of Remington Oil and Gas Corporation.
10	.6*	Box Energy Corporation Severance Plan.
10	.7††	Box Energy Corporation 1997 Stock Option Plan. (as amended June 17, 1999 and May 23, 2001)
10	.8*	Box Energy Corporation Non-Employee Director Stock Purchase Plan
10	.9†	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two executive officers.
10	.10†	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an executive officer.
10	.11**	Employment Agreement effective January 31, 2000, by and between Remington Oil and Gas Corporation and James A. Watt.
10	.12###	Form of Employment Agreement effective April 30, 2002, by and between Remington Oil and Gas Corporation and an executive officer.
10	.13**	Form of Contingent Stock Grant Agreement — Directors.
10	.14**	Form of Contingent Stock Grant Agreement — Employees.
10	.15**	Form of Amendment to Contingent Stock Grant Agreement — Directors.
10	.16**	Form of Amendment to Contingent Stock Grant Agreement — Employees.
31	.1†††	Certification of James A. Watt, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†††	Certification of J. Burke Asher, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†††	Certification of James A. Watt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†††	Certification of J. Burke Asher, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission on March 30, 1998.

**	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1999 filed with the Commission on March 29, 2000.

***	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001 filed with the Commission on March 21, 2002.

#	Incorporated by reference to the Company’s Registration Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

###	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the year ended December 31, 2002, filed with the Commission on March 31, 2003.

†	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999 filed with the Commission on November 12, 1999.

††	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001 filed with the Commission on November 9, 2001.

##	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2003 filed with the Commission on March 11, 2004.

†††	Filed herewith.