Form 10-Q
period 2004-06-30
REMINGTON OIL & GAS CORP
filed 2004-07-28
CIK 874992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

or

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

      There were 27,529,891 outstanding shares of Common Stock, $0.01 par value, on July 27, 2004.

REMINGTON OIL AND GAS CORPORATION

PART I, FINANCIAL INFORMATION

Item 1.	Financial Statements

REMINGTON OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)

	(In thousands,
	except share data)
ASSETS
Current assets
Cash and cash equivalents	$38,051	$31,408
Accounts receivable	53,643	43,004
Prepaid expenses and other current assets	2,579	2,846

Total current assets	94,273	77,258

Properties
Oil and natural gas properties (successful-efforts method)	664,662	609,599
Other properties	2,999	3,450
Accumulated depreciation, depletion and amortization	(364,827)	(333,011)

Total properties	302,834	280,038

Other assets	1,681	2,089

Total assets	$398,788	$359,385

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$60,829	$58,266
Short-term notes payable	45	45

Total current liabilities	60,874	58,311

Long-term liabilities
Notes payable	10,000	18,000
Asset retirement obligation	13,656	12,446
Deferred income tax liability	40,689	28,751

Total long-term liabilities	64,345	59,197

Total liabilities	125,219	117,508

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 27,550,250 shares issued and 27,515,891 shares outstanding in 2004, 26,946,768 shares issued and 26,912,409 shares outstanding in 2003	275	269
Additional paid-in capital	127,552	120,925
Restricted common stock	1,573	3,156
Unearned compensation	(1,013)	(1,668)
Retained earnings	145,182	119,195

Total stockholders’ equity	273,569	241,877

Total liabilities and stockholders’ equity	$398,788	$359,385

See accompanying Notes to Condensed Consolidated Financial Statements.

REMINGTON OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Unaudited)

	(In thousands, except per-share amounts)
Revenues
Gas sales	$42,713	$33,196	$74,826	$61,847
Oil sales	15,552	12,584	29,494	26,237
Other income	119	223	225	256

Total revenues	58,384	46,003	104,545	88,340

Costs and expenses
Operating	6,028	5,277	12,076	9,669
Exploration	4,878	6,115	10,406	13,017
Depreciation, depletion and amortization	17,617	12,792	32,763	23,549
Impairment	4,750	251	4,986	447
General and administrative	1,625	2,214	3,547	3,924
Interest and financing	250	485	478	885

Total costs and expenses	35,148	27,134	64,256	51,491

Income before income taxes	23,236	18,869	40,289	36,849

Income tax expense	8,248	6,605	14,302	12,898

Net income	$14,988	$12,264	$25,987	$23,951

Basic income per share	$0.55	$0.46	$0.96	$0.91

Diluted income per share	$0.53	$0.44	$0.92	$0.86

Weighted average shares outstanding (Basic)	27,287	26,536	27,131	26,436

Weighted average shares outstanding (Diluted)	28,218	27,844	28,190	27,910

See accompanying Notes to Condensed Consolidated Financial Statements.

REMINGTON OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2004	2003

	(Unaudited)
	(In thousands)
Cash flow provided by operations
Net income	$25,987	$23,951
Adjustments to reconcile net income
Depreciation, depletion and amortization	32,763	23,549
Deferred income taxes	14,152	12,898
Amortization of deferred charges	91	116
Dry hole costs	6,753	12,312
Impairment costs	4,986	447
Cash paid for asset retirements	(377)	(614)
Stock based compensation	732	792
Changes in working capital
(Increase) in accounts receivable	(10,630)	(6,223)
Decrease (increase) in prepaid expenses and other current assets	575	(2,739)
Increase (decrease) in accounts payable and accrued liabilities	2,563	(1,273)

Net cash flow provided by operations	77,595	63,216

Cash from investing activities
Payments for capital expenditures	(65,711)	(63,460)

Net cash (used in) investing activities	(65,711)	(63,460)

Cash from financing activities
Loan origination costs	—	(293)
Payments on notes payable and other long-term payables	(8,000)	(679)
Common stock issued	3,404	1,770
Treasury stock acquired and retired	(645)	(654)

Net cash (used in) provided by financing activities	(5,241)	144

Net increase (decrease) in cash and cash equivalents	6,643	(100)
Cash and cash equivalents at beginning of period	31,408	14,929

Cash and cash equivalents at end of period	$38,051	$14,829

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

      We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first six months of 2004. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 2003 Form 10-K. The income statements for the three and six months ended June 30, 2004, cannot necessarily be used to project results for the full year. We have made certain reclassifications to prior year financial statements in order to conform to current year presentations.

Note 2.	Net Income per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per-share amounts)
Net income for basic and diluted income per share	$14,988	$12,264	$25,987	$23,951
Basic income per share	$0.55	$0.46	$0.96	$0.91

Diluted income per share	$0.53	$0.44	$0.92	$0.86

Weighted average common stock
Total shares for basic income per share	27,287	26,536	27,131	26,436
Dilutive stock options outstanding (treasury stock method)	802	1,019	896	1,144
Restricted stock grant	129	289	163	330

Total common shares for diluted income per share	28,218	27,844	28,190	27,910

Non-dilutive stock options outstanding	1,033	1,149	939	1,024

Note 3.	Stock Based Compensation

      Included in our general and administrative costs is pre-tax stock based compensation expense (accounted for under Accounting Principles Board Opinion 25) as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands)
Stock based compensation	$371	$372	$732	$792

REMINGTON OIL AND GAS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS No. 123 had been applied:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per-share amounts)
As reported:
Net income	$14,988	$12,264	$25,987	$23,951
Basic income per share	$0.55	$0.46	$0.96	$0.91
Diluted income per share	$0.53	$0.44	$0.92	$0.86
Stock based compensation (net of tax at statutory rate of 35%) included in net income as reported	$241	$242	$476	$515
Stock based compensation (net of tax at statutory rate of 35%) if using the fair value method as applied to all awards	$1,636	$716	$3,270	$1,462
Pro forma (if using the fair value method applied to all awards):
Net income	$13,593	$11,790	$23,193	$23,004
Basic income per share	$0.50	$0.44	$0.85	$0.87
Diluted income per share	$0.48	$0.42	$0.82	$0.82
Weighted average shares used in computation
Basic	27,287	26,536	27,131	26,436
Diluted	28,218	27,844	28,190	27,910

Note 4.	Pension Benefits

Components of Net Periodic Pension Benefit Costs

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands)
Service costs	$148	$103	$296	$206
Interest costs on projected benefit obligation	93	81	187	162
Expected return on plan assets	(118)	(88)	(236)	(176)
Recognized net actuarial loss	39	39	76	78
Amortization of prior service costs	1	1	2	2

Net periodic pension benefit costs	$163	$136	$325	$272

Employer Contributions

      We disclosed in our financial statements for the year ended December 31, 2003, that we do not expect to make a contribution to the plans in 2004. During the six months ended June 30, 2004, we made no contributions to the plans. At this time we do not expect to make a contribution for 2004.

REMINGTON OIL AND GAS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Notes Payable

      As of June 30, 2004, our credit facility of $150.0 million had a borrowing base of $100.0 million. Interest only is payable quarterly in arrears through May 3, 2006, at which time the line expires and all principal becomes due, unless the line is extended or renegotiated. As of July 27, 2004, we had $10.0 million borrowed under the facility. The banks review the borrowing base semi-annually and may decrease or propose an increase in the borrowing base relative to their redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends.

Note 6.	Commitments and Contingencies

      We have no material pending legal proceedings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to financial statements, and our 2003 Form 10-K.

      Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy, and financial condition before we make any forward-looking statements, but we cannot guarantee that our assessments are accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development, and acquisition expenditures as well as revenue, expense, and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses, and interest costs that we believe are reasonable based on currently available information.

      This discussion is primarily an update to the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2003 Form 10-K. We recommend that you read this discussion in conjunction with that Form 10-K.

      Our long-term strategy is to increase our oil and gas reserves and production while keeping our finding and development costs and operating costs (on a per Mcf equivalent (“Mcfe”) basis) competitive with our industry peers. We implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve potential. Our drilling program usually contains some high risk/high reserve potential opportunities as well as some lower risk/lower reserve potential opportunities, so as to achieve a balanced program of reserve and production growth. Success of this strategy is subject to various risk factors, as discussed in our filings with the Securities and Exchange Commission. We provide access to our filings through our website, www.remoil.net.

Liquidity and Capital Resources

      On June 30, 2004, our current assets exceeded our current liabilities by $33.4 million. Our current ratio was 1.55 to 1. During the first half of 2004 compared to the first half of 2003, net cash flow provided by operations increased by $14.4 million, or 23%, primarily because of higher oil and gas revenues. Oil and gas revenues increased by $16.2 million, or 18%, because production increased by 1.9 Bcfe (Bcf equivalents) and average prices increased for both oil and gas.

      Our capital expenditures totaled $65.7 million during the first six months of 2004. We incurred these expenditures primarily to drill and complete wells and fabricate and install new platforms and facilities in the Gulf of Mexico. We have budgeted $104.0 million for capital expenditures during 2004. The capital and exploration budget includes $56.0 million for 29 exploratory wells, $21.0 million for offshore platforms and development drilling, and $27.0 million for workovers and property and seismic acquisitions. However, our capital and exploration budget assumes no exploratory completions or follow-up development activities on new discoveries. If our exploratory drilling results in new discoveries, we will have to expend additional capital for completion, development, and potential additional opportunities generated by our success. If we continue at our historical success rates, the 2004 capital expenditures are estimated to be $140.0 million to $150.0 million. We expect that our cash and estimated future cash flow from operations will be adequate to fund these expenditures for the remainder of 2004. In addition to our existing cash and estimated cash flow from operations, we also have a $150.0 million credit facility with an available borrowing base of $90.0 million. We also have a $200.0 million shelf registration that has been in effect since December 2003 that allows us to issue common stock, debt securities, preferred stock, and/or warrants.

      As of June 30, 2004, our credit facility had a borrowing base of $100.0 million. As of July 27, 2004, we had $10.0 million borrowed under the facility. Interest only is payable quarterly in arrears through May 3, 2006. Unless the line is extended or renegotiated, the line expires and all principal becomes due on that date. The banks review the borrowing base semi-annually and may decrease or propose an increase in the borrowing base relative to their redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends. The following table summarizes certain contractual obligations and commercial commitments as of June 30, 2004.

		Payments Due by Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Contractual obligations
Bank debt	$10,000	$—	$10,000	$—	$—
Interest and financing costs	1,271	684	587	—	—
Other payables	45	45	—	—	—
Office lease	1,807	454	984	369	—

Total	$13,123	$1,183	$11,571	$369	$—

Results of Operations

      We achieved net income for the three months ended June 30, 2004, of $15.0 million or $0.55 basic income per share and $0.53 diluted income per share compared to $12.3 million or $0.46 basic income per share and $0.44 diluted income per share for the three months ended June 30, 2003. For the first six months of 2004 we recorded net income of $26.0 million or $0.96 basic income per share and $0.92 diluted income per share compared to $24.0 million or $0.91 basic income per share and $0.86 diluted income per share for the first six months of 2003. Net income for the three and six months ended June 30, 2004, was higher than in the prior year primarily because of increased oil and gas revenues, partially offset by higher depreciation, depletion and amortization of oil and gas properties and higher operating expenses. The following table reflects the increase or decrease in oil and gas sales revenue due to the changes in prices and volumes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except prices)
Gas production volume (Mcf)	6,869	5,855	12,461	10,360
Gas sales revenue	$42,713	$33,196	$74,826	$61,847
Price per Mcf	$6.22	$5.67	$6.00	$5.97
Increase in gas sales revenue due to:
Change in prices	$3,220		$310
Change in production volume	6,297		12,669

Total increase in gas sales revenue	$9,517		$12,979

Oil production volume (Bbls)	428	447	841	872
Oil sales revenue	$15,552	$12,584	$29,494	$26,237
Price per barrel	$36.34	$28.15	$35.07	$30.09
Increase (decrease) in oil sales revenue due to:
Change in prices	$3,660		$4,343
Change in production volume	(692)		(1,086)

Total increase (decrease) in oil sales revenue	$2,968		$3,257

Total production Mcfe	9,437	8,537	17,507	15,592
Price per Mcfe	$6.17	$5.36	$5.96	$5.65

      Gas sales revenue for the three and six months ended June 30, 2004, increased by $9.5 million and $13.0 million, or 29% and 21%, respectively, compared to the same periods in 2003. New properties in the offshore Gulf of Mexico added approximately 2.8 Bcf of production during the second quarter of 2004 and approximately 4.6 Bcf of production during the first six months of 2004. These increases were partially offset by anticipated depletion of existing producing properties. The net increase in gas volumes accounted for 78% of our total increase in revenue for the six months ended June 30, 2004.

      Oil sales revenue for the respective three and six month periods ended June 30, 2004, compared to the same periods in 2003 increased by $3.0 million, or 24%, and $3.3 million, or 12% because of higher average oil prices. Average oil prices increased by $8.19 per barrel, or 29% during the second quarter of 2004 compared to 2003 and by $4.98 per barrel, or 17% for the full six months of 2004 compared to 2003. Decreases in oil volumes caused by anticipated natural depletion of existing properties was partially offset by oil production of 38,000 barrels during the second quarter of 2004 and 91,000 barrels during the first six months of 2004 from new offshore Gulf of Mexico properties.

      Operating costs and expenses for the second quarter of 2004 compared to the second quarter of 2003 increased by $751,000, or 14%, and for the first six months of 2004 compared to 2003 increased by $2.4 million, or 25% because of new operated properties in the Gulf of Mexico and workover operations on existing properties.

      Exploration expense decreased by $1.2 million during the second quarter of 2004 and by $2.6 million during the first six months of 2004 primarily because of lower dry hole expense. Dry hole expense for the first six months of 2004 includes 3 wells in the Gulf of Mexico for a total cost of $6.8 million compared to $12.3 million dry hole expense for the same period in 2003. Geological and geophysical costs, which are included in exploration expenses on the income statement, were significantly affected by the second quarter purchase of 1,400 blocks of 3-D seismic data covering deeper water trends in the Gulf of Mexico. Second quarter exploration expenses include $2 million of this program’s initial costs plus an additional $1.7 million of costs associated with prior seismic agreements. This partially offset the reduction in dry hole expenses. It is anticipated that $2.5 million to $3 million of similar costs associated with the same programs will be incurred in each of the remaining quarters of 2004.

      Depreciation, depletion, and amortization expense including the amortization and accretion of the asset retirement obligations increased by $4.8 million during the second quarter of 2004 and by $9.2 million during the first six months of 2004 compared to the same periods in the prior year primarily because of increased production from new higher cost properties and downward oil and gas reserve revisions as of January 1, 2004, on some existing properties.

      General and administrative expenses have decreased because of an increase in the allocation of overhead costs to an increased number of drilling and construction activities operated by the company. Also included in general and administrative expenses is stock based compensation expense which includes the amortized compensation cost related to the contingent stock grant and the directors fees paid in common stock.

      Interest and financing expenses decreased during the second quarter of 2004 compared to the second quarter of 2003 because of lower bank debt during the quarter partially offset by slightly higher rates. During the first six months of 2004 interest and financing expenses decreased by 46% primarily because of lower bank debt. Income tax expense increased primarily due to the increase in income before taxes and because of a slightly higher effective rate which increased to provide for deferred state income taxes.

      Presenting the expenses on a cost per Mcfe of production basis normalizes for the impact of production gains/losses and provides a measure of expense control efficiencies. The following table highlights certain relevant expense items on this basis with barrels of oil converted to Mcfe at a ratio of one barrel equals six (6) Mcf.

	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Lease Operating	$0.64	$0.62	$0.64	$0.62
Depreciation, depletion and amortization	$1.87	$1.50	$1.87	$1.50
General and administrative*	$0.17	$0.26	$0.20	$0.25
Interest and financing	$0.03	$0.06	$0.03	$0.06

*Stock based compensation included in general and administrative	$0.04	$0.04	$0.04	$0.04

      Expressed in this fashion, year-over-year lease operating expenses for the second quarter rose 3.3% to $0.64 per mcfe. This is in contrast to the 11.2% increase to $0.69 per mcfe in lease operating expenses for the first half of 2004 versus the first six month of 2003. The primary reason was costs associated with workover operations on Eugene Island Block 148, which were completed in the first quarter.

      Depreciation, depletion, and amortization rose to $1.87 per mcfe for both the second quarter and first half of 2004, about 24% above the same time frames of last year. This was largely due to increased finding and development costs in the offshore Gulf of Mexico.

      Second quarter general and administrative expenses declined 33.6% from the same period of 2003 to $0.17 per mcfe. The first six months of general and administrative expenses for 2004 were $0.20 per mcfe; a reduction of 19.5% when compared with the prior year’s first half results. The reduced expenses reflect the impact of operating economies of scale gained by increasing production volumes against a relatively fixed overhead cost base. In addition, these decreases are partially attributable to that portion of overhead expenses of Remington incurred and recovered in the process of operating properties owned in conjunction with others. These are coincident, financial byproducts of pursuing a strategy of increasing our operating activities with respect to the properties in which we invest.

      Interest and financing expenses declined dramatically to $0.03 per mcfe for both periods in comparison to the same time frame a year earlier. As discussed above, reduced debt outstanding accounted for this improvement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      Our revolving bank line of credit is sensitive to changes in interest rates. At June 30, 2004, the unpaid principal balance under the line was $10.0 million which approximates its fair value. The interest rate on this debt is based on a premium of 150 to 225 basis points over the London Interbank Offered Rate (“Libor”). The interest rate is reset periodically, usually every three months. If on June 30, 2004, Libor changed by one full percentage point (100 basis points) the fair value of our revolving debt would change by approximately $25,000. We have not entered into any interest rate hedging contracts.

Commodity Price Risk

      A vast majority of our production is sold on the spot markets. Accordingly, we are at risk for the volatility in commodity prices inherent in the oil and gas industry. Occasionally we forward sell portions of our production under physical delivery contracts that by their terms cannot be settled in cash or other financial instruments. We do not currently have any such contracts in place. Such contracts are not subject to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, we do not provide sensitivity analysis for such contracts.

Item 4.	Controls and Procedures

      As of the end of the period covered by this report, our management, including our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our management, including the Chief Executive Officer and the Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Further, during the period covered by this report, there was no significant change in internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II, OTHER INFORMATION

Item 1.	Legal Proceedings

      We have no material pending legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds

      None

Item 3.	Defaults upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      On May 24, 2004, we held our annual stockholders meeting to elect members to the company’s board of directors and approve the Remington Oil and Gas Corporation 2004 Stock Incentive Plan. The stockholders voted as follows:

Election of Directors	For	Withheld

John E. Goble, Jr.	23,200,067	306,180
William E. Greenwood	23,234,041	272,206
Robert P. Murphy	23,455,170	51,077
David E. Preng	23,434,415	71,832
Thomas W. Rollins	23,455,240	51,007
Alan C. Shapiro	23,211,377	294,870
James A. Watt	23,287,370	216,877

	For	Against	Abstain

Remington Oil and Gas Corporation 2004 Stock Incentive Plan	10,873,527	10,019,935	47,024

      The members of the board of directors do not serve staggered terms of office. All directors elected at the meeting were already members of the board at the time of election.

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

3.1#	Certificate of Amendment of Certificate of Incorporation of Remington Oil and Gas Corporation.
3.3###	By-Laws as amended.
10.1***	Pension Plan of Remington Oil and Gas as Amended and Restated Effective January 1, 2000.
10.2***	Amendment Number One to the Pension Plan of Remington Oil and Gas Corporation.
10.3###	Amendment Number Two to the Pension Plan of Remington Oil and Gas Corporation.
10.4###	Amendment Number Three to the Pension Plan of Remington Oil and Gas Corporation.
10.5##	Amendment Number Four to the Pension Plan of Remington Oil and Gas Corporation.
10.6*	Box Energy Corporation Severance Plan.
10.7††	Box Energy Corporation 1997 Stock Option Plan. (as amended June 17, 1999 and May 23, 2001)
10.8****	Remington Oil and Gas Corporation 2004 Stock Incentive Plan.
10.9*	Box Energy Corporation Non-Employee Director Stock Purchase Plan.
10.10†	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two executive officers.
10.11†	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an executive officer.
10.12**	Employment Agreement effective January 31, 2000, by and between Remington Oil and Gas Corporation and James A. Watt.
10.13###	Form of Employment Agreement effective April 30, 2002, by and between Remington Oil and Gas Corporation and an executive officer.
10.14**	Form of Contingent Stock Grant Agreement — Directors.
10.15**	Form of Contingent Stock Grant Agreement — Employees.
10.16**	Form of Amendment to Contingent Stock Grant Agreement — Directors.
10.17**	Form of Amendment to Contingent Stock Grant Agreement — Employees.
31.1†††	Certification of James A. Watt, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†††	Certification of Frank T. Smith, Jr., Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†††	Certification of James A. Watt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†††	Certification of Frank T. Smith, Jr., Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

On April 28, 2004, we filed a Form 8-K including our press release for Financial and Operating Results for the First Quarter of 2004 under Item 12. Results of Operations and Financial Condition. On May 18, 2004, we filed a Form 8-K including our press release updated information relating to the Remington Oil and Gas Corporation 1997 Stock Option Plan under Item 5. Other Events and Regulation FD Disclosure.

*	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission on March 30, 1998.

#	Incorporated by reference to the Company’s Registration Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

†	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999 filed with the Commission on November 12, 1999.

**	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1999 filed with the Commission on March 29, 2000.

††	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001 filed with the Commission on November 9, 2001.

***	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001 filed with the Commission on March 21, 2002.

###	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2002, filed with the Commission on March 31, 2003.

##	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2003, filed with the Commission on March 11, 2004.

****	Incorporated by reference to the Company’s Proxy Statement and Notice of Annual Meeting (Definitive Schedule 14A) filed with the Commission on April 16, 2004.

†††	Filed herewith.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMINGTON OIL AND GAS CORPORATION

By:	/s/ JAMES A. WATT

James A. Watt
Chairman and Chief Executive Officer

Date: July 28, 2004

By:	/s/ FRANK T. SMITH, JR.

Frank T. Smith, Jr.
Senior Vice President/ Finance
(Principal Financial Officer)

Date: July 28, 2004

INDEX TO EXHIBITS

3.1#	Certificate of Amendment of Certificate of Incorporation of Remington Oil and Gas Corporation.
3.3###	By-Laws as amended.
10.1***	Pension Plan of Remington Oil and Gas as Amended and Restated Effective January 1, 2000.
10.2***	Amendment Number One to the Pension Plan of Remington Oil and Gas Corporation.
10.3###	Amendment Number Two to the Pension Plan of Remington Oil and Gas Corporation.
10.4###	Amendment Number Three to the Pension Plan of Remington Oil and Gas Corporation.
10.5##	Amendment Number Four to the Pension Plan of Remington Oil and Gas Corporation.
10.6*	Box Energy Corporation Severance Plan.
10.7††	Box Energy Corporation 1997 Stock Option Plan. (as amended June 17, 1999 and May 23, 2001)
10.8****	Remington Oil and Gas Corporation 2004 Stock Incentive Plan.
10.9*	Box Energy Corporation Non-Employee Director Stock Purchase Plan.
10.10†	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two executive officers.
10.11†	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an executive officer.
10.12**	Employment Agreement effective January 31, 2000, by and between Remington Oil and Gas Corporation and James A. Watt.
10.13###	Form of Employment Agreement effective April 30, 2002, by and between Remington Oil and Gas Corporation and an executive officer.
10.14**	Form of Contingent Stock Grant Agreement — Directors.
10.15**	Form of Contingent Stock Grant Agreement — Employees.
10.16**	Form of Amendment to Contingent Stock Grant Agreement — Directors.
10.17**	Form of Amendment to Contingent Stock Grant Agreement — Employees.
31.1†††	Certification of James A. Watt, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†††	Certification of Frank T. Smith, Jr., Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†††	Certification of James A. Watt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†††	Certification of Frank T. Smith, Jr., Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission on March 30, 1998.

#	Incorporated by reference to the Company’s Registration Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

†	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999 filed with the Commission on November 12, 1999.

**	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1999 filed with the Commission on March 29, 2000.

††	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001 filed with the Commission on November 9, 2001.

***	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001 filed with the Commission on March 21, 2002.

###	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2002, filed with the Commission on March 31, 2003.

##	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2003, filed with the Commission on March 11, 2004.

****	Incorporated by reference to the Company’s Proxy Statement and Notice of Annual Meeting (Definitive Schedule 14A) filed with the Commission on April 16, 2004.

†††	Filed herewith.