Form 10-Q
period 2004-09-30
REMINGTON OIL & GAS CORP
filed 2004-10-28
CIK 874992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

or

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

      There were 27,751,880 outstanding shares of Common Stock, $0.01 par value, on October 27, 2004.

REMINGTON OIL AND GAS CORPORATION

PART I, FINANCIAL INFORMATION

Item 1.	Financial Statements

REMINGTON OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)

	(In thousands,
	except share data)
ASSETS
Current assets
Cash and cash equivalents	$36,812	$31,408
Accounts receivable	52,039	43,004
Prepaid expenses and other current assets	5,364	2,846

Total current assets	94,215	77,258

Properties
Oil and natural gas properties (successful-efforts method)	713,604	609,599
Other properties	3,123	3,450
Accumulated depreciation, depletion and amortization	(386,178)	(333,011)

Total properties	330,549	280,038

Other assets	1,402	2,089

Total assets	$426,166	$359,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$64,617	$58,266
Short-term notes payable	45	45

Total current liabilities	64,662	58,311

Long-term liabilities
Notes payable	5,000	18,000
Asset retirement obligation	16,585	12,446
Deferred income tax liability	48,138	28,751

Total long-term liabilities	69,723	59,197

Total liabilities	134,385	117,508

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 27,743,639 shares issued and 27,709,280 shares outstanding in 2004, 26,946,768 shares issued and 26,912,409 shares outstanding in 2003	277	269
Additional paid-in capital	129,954	120,925
Restricted common stock	1,573	3,156
Unearned compensation	(844)	(1,668)
Retained earnings	160,821	119,195

Total stockholders’ equity	291,781	241,877

Total liabilities and stockholders’ equity	$426,166	$359,385

See accompanying Notes to Condensed Consolidated Financial Statements.

REMINGTON OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Unaudited)
	(In thousands, except per-share amounts)
Revenues
Gas sales	$42,724	$34,580	$117,550	$96,428
Oil sales	17,180	12,287	46,674	38,524
Other income	192	98	417	354

Total revenues	60,096	46,965	164,641	135,306

Costs and expenses
Operating	6,784	5,322	18,860	14,991
Exploration	5,562	7,654	15,968	20,671
Depreciation, depletion and amortization	18,504	15,050	51,267	38,599
Impairment	3,422	1,307	8,408	1,754
General and administrative	1,271	1,710	4,818	5,634
Interest and financing	305	433	783	1,318

Total costs and expenses	35,848	31,476	100,104	82,967

Income before taxes	24,248	15,489	64,537	52,339

Income tax expense	8,609	5,421	22,911	18,319

Net income	$15,639	$10,068	$41,626	$34,020

Basic income per share	$0.57	$0.38	$1.53	$1.28

Diluted income per share	$0.55	$0.36	$1.47	$1.22

Weighted average shares outstanding (Basic)	27,596	26,771	27,286	26,548

Weighted average shares outstanding (Diluted)	28,503	28,046	28,294	27,953

See accompanying Notes to Condensed Consolidated Financial Statements.

REMINGTON OIL AND GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2003

	(Unaudited)
	(In thousands)
Cash flow provided by operations
Net income	$41,626	$34,020
Adjustments to reconcile net income
Depreciation, depletion and amortization	51,267	38,599
Deferred income taxes	22,601	18,244
Amortization of deferred charges	137	161
Dry hole costs	9,229	19,689
Impairment costs	8,408	1,754
Cash paid for dismantlement costs	(1,064)	(1,284)
Stock based compensation	939	1,171
Changes in working capital:
(Increase) in accounts receivable	(9,028)	(11,494)
(Increase) in prepaid expenses and other current assets	(1,975)	(139)
Increase (decrease) in accounts payable and accrued liabilities	6,351	(11,739)

Net cash flow provided by operations	128,491	88,982

Cash from investing activities
Payments for capital expenditures	(114,212)	(89,147)

Net cash (used in) investing activities	(114,212)	(89,147)

Cash from financing activities
Loan origination costs	—	(293)
Payments on notes payable and other long-term payables	(13,000)	(1,239)
Common stock issued	4,770	2,150
Treasury stock acquired and retired	(645)	(809)

Net cash (used in) financing activities	(8,875)	(191)

Net increase (decrease) in cash and cash equivalents	5,404	(356)
Cash and cash equivalents at beginning of period	31,408	14,929

Cash and cash equivalents at end of period	$36,812	$14,573

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

      We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first nine months of 2004. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 2003 Form 10-K. The income statements for the three and nine months ended September 30, 2004, cannot necessarily be used to project results for the full year. We have made certain reclassifications to prior year financial statements in order to conform to current year presentations.

Note 2.	Net Income per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per-share amounts)
Net income available for basic income per share	$15,639	$10,068	$41,626	$34,020
Basic income per share	$0.57	$0.38	$1.53	$1.28

Diluted income per share	$0.55	$0.36	$1.47	$1.22

Weighted average common stock
Total common shares for basic income per share	27,596	26,771	27,286	26,548
Dilutive stock options outstanding (treasury stock method)	778	1,015	857	1,145
Restricted common stock grant	129	260	151	260

Total common shares for diluted income per share	28,503	28,046	28,294	27,953

Non-dilutive stock options outstanding	888	1,053	787	923

Note 3.	Stock Based Compensation

      Included in our general and administrative costs is stock based compensation expense as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per-share
	amounts)
Stock based compensation	$207	$379	$939	$1,171

REMINGTON OIL AND GAS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS No. 123 had been applied:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per-share amounts)
As reported:
Net income	$15,639	$10,068	$41,626	$34,020
Basic income per share	$0.57	$0.38	$1.53	$1.28
Diluted income per share	$0.55	$0.36	$1.47	$1.22
Stock based compensation (net of tax at statutory rate of 35%) included in net income as reported	$135	$246	$610	$761
Stock based compensation (net of tax at statutory rate of 35%) if using the fair value method as applied to all awards	$1,665	$733	$4,935	$2,203
Pro forma (if using the fair value method applied to all awards):
Net income	$14,109	$9,581	$37,301	$32,578
Basic income per share	$0.51	$0.36	$1.37	$1.23
Diluted income per share	$0.50	$0.34	$1.32	$1.17
Weighted average shares used in computation
Basic	27,596	26,771	27,286	26,548
Diluted	28,503	28,046	28,294	27,953

Note 4.	Pension Benefits

Components of Net Periodic Pension Benefit Costs

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per-share
	amounts)
Service costs	$148	$103	$444	$309
Interest costs on projected benefit obligation	93	81	280	243
Expected return on plan assets	(118)	(88)	(354)	(264)
Recognized net actuarial loss	39	39	115	117
Amortization or prior service costs	1	1	3	3

Net periodic pension benefit costs	$163	$136	$488	$408

Employer Contributions

      We disclosed in our financial statements for the year ended December 31, 2003, that we do not expect to make a contribution to the plans in 2004. During the nine months ended September 30, 2004, we made no contributions to the plans. At this time we do not expect to make a contribution for 2004.

REMINGTON OIL AND GAS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Notes Payable

      As of September 30, 2004, our credit facility of $150.0 million had a borrowing base of $100.0 million. Interest and commitment fees only are payable quarterly through May 3, 2006, at which time the line expires and all principal becomes due, unless the line is extended or renegotiated. As of October 27, 2004, we had no outstanding balance under the facility. The banks review the borrowing base semi-annually and may decrease or propose an increase in the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends.

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

      Our long-term strategy is to increase our oil and gas reserves and production while keeping our finding and development costs and operating costs (on a per Mcf equivalent (“Mcfe”) basis) competitive with our industry peers. We implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve potential. Our drilling program usually contains some high risk/ high reserve potential opportunities as well as some lower risk/ lower reserve potential opportunities, so as to achieve a balanced program of reserve and production growth. Success of this strategy is subject to various risk factors, as discussed in our filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

      On September 30, 2004, our current assets exceeded our current liabilities by $29.6 million. Our current ratio was 1.46 to 1. During the first nine months of 2004 compared to the first nine months of 2003, net cash flow provided by operations increased by $39.5 million, or 44%, primarily because of higher oil and gas revenues. Oil and gas revenues increased by $29.3 million, or 22%, because production increased by 2.6 Bcfe (Bcf equivalents), or 10%, and average prices increased for both oil and gas.

      During the first nine months of 2004, our capital expenditures totaled $114.2 million. The expenditures were incurred primarily to drill and complete wells and fabricate and install new platforms and facilities in the Gulf of Mexico. We have budgeted $104.0 million for capital expenditures during 2004. The capital and exploration budget includes $56.0 million for 29 exploratory wells, $21.0 million for offshore platforms and development drilling, and $27.0 million for workovers and property and seismic acquisitions. However, our capital and exploration budget assumes no exploratory completions or follow-up development activities on new discoveries. When our exploratory drilling results in significant new discoveries, we will expend additional capital for completion, development, and potential additional opportunities generated by our success. If we continue at our historical success rates, the 2004 capital expenditures are estimated to be between $140.0 million and $150.0 million. We expect that our cash and estimated future cash flow from operations will be adequate to fund these expenditures for the remainder of 2004. In addition to our existing cash and estimated cash flow from operations, we also have a $150.0 million credit facility with an available borrowing base of $100.0 million. We also have a $200.0 million shelf registration that has been in effect since December 2003 that would allow us to issue common stock, debt securities, preferred stock, and/ or warrants.

      As of September 30, 2004, our credit facility had a borrowing base of $100.0 million. As of October 27, 2004, we had no outstanding balance under the facility. Interest and commitment fees only are payable quarterly through May 3, 2006. Unless the line is extended or renegotiated, the line expires and all principal becomes due on that date. The banks review the borrowing base semi-annually and may decrease or propose an increase in the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends. The following table summarizes contractual obligations and commercial commitments as of September 30, 2004.

		Payments Due by Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Contractual obligations
Bank debt(1)	$5,000	$—	$5,000	$—	$—
Interest and financing costs	677	464	213	—	—
Short-term notes payable	45	45	—	—	—
Office lease	1,807	577	984	246	—

Total	$7,529	$1,086	$6,197	$246	$—

(1)	We paid off the bank debt on October 14, 2004. The related credit facility remains in effect, and we may borrow funds in the future.

Results of Operations

      We achieved net income for the three months ended September 30, 2004, of $15.6 million or $0.57 basic income per share and $0.55 diluted income per share compared to $10.1 million or $0.38 basic income per share and $0.36 diluted income per share for the three months ended September 30, 2003. For the first nine months of 2004 we recorded net income of $41.6 million or $1.53 basic income per share and $1.47 diluted income per share compared to $34.0 million or $1.28 basic income per share and $1.22 diluted income per share for the first nine months of 2003. Net income for the three and nine months ended September 30, 2004, was higher than in the prior year primarily because of increased oil and gas revenues, partially offset by higher depreciation, depletion and amortization of oil and gas properties and operating expenses. The following table reflects the increase or decrease in oil and gas sales revenue due to the changes in prices and volumes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except prices)
Gas production volume (Mcf)	7,728	6,918	20,189	17,278
Gas sales revenue	$42,724	$34,580	$117,550	$96,428
Average price per Mcf	$5.53	$5.00	$5.82	$5.58
Increase in gas sales revenue due to:
Change in prices	$3,667		$4,147
Change in production volume	4,477		16,975

Total increase in gas sales revenue	$8,144		$21,122

Oil production volume (Bbls)	416	436	1,258	1,308
Oil sales revenue	$17,180	$12,287	$46,674	$38,524
Average price per barrel	$41.30	$28.18	$37.10	$29.45
Increase (decrease) in oil sales revenue due to:
Change in prices	$5,720		$10,006
Change in production volume	(827)		(1,856)

Total increase (decrease) in oil sales revenue	$4,893		$8,150

Total production Mcfe	10,224	9,534	27,737	25,126
Average price per Mcfe	$5.86	$4.92	$5.92	$5.37

      Overall production increased by 0.7 Bcfe to 10.2 Bcfe during the third quarter of 2004 and by 2.6 Bcfe to 27.7 Bcfe during the first nine months of 2004 compared to the same periods in the prior year primarily due to increased gas production partially offset by declining oil production.

      Gas sales revenue for the three and nine months ended September 30, 2004, increased by $8.1 million and $21.1 million, or 24% and 22%, respectively, compared to the same periods in 2003. Total gas production for the three and nine months ended September 30, 2004 increased by 0.8 Bcf and 2.9 Bcf, respectively, when compared to the same periods in 2003. New properties in the offshore Gulf of Mexico added approximately 1.1 Bcf of production during the third quarter of 2004 and approximately 3.9 Bcf of production during the first nine months of 2004. These increases were partially offset by anticipated depletion of existing producing properties. The net increase in gas volumes accounted for 58% of our total increase in oil and gas sales revenue for the nine months ended September 30, 2004.

      Oil sales revenue for the respective three and nine month periods ended September 30, 2004, compared to the same periods in 2003 increased by $4.9 million, or 40%, and $8.2 million, or 21% because of higher average oil prices. Average oil prices increased by $13.12 per barrel, or 47% during the third quarter of 2004 compared to 2003 and by $7.65 per barrel, or 26% for the first nine months of 2004 compared to 2003. Decreases in oil volumes caused by anticipated natural depletion of existing properties was partially offset by oil production of 33,000 barrels during the third quarter of 2004 and 124,000 barrels during the first nine months of 2004 from new offshore Gulf of Mexico properties.

      Operating costs and expenses for the third quarter of 2004 compared to the third quarter of 2003 increased by $1.5 million, or 27%, and for the first nine months of 2004 compared to 2003 increased by $3.9 million, or 26% because of new operated properties in the Gulf of Mexico and workover operations on existing properties.

      Exploration expense decreased by $2.1 million during the third quarter of 2004 and by $4.7 million during the first nine months of 2004 primarily because of lower dry hole expense. During the third quarter of 2004 our geological and geophysical expenditures included $1.0 million for a license for 3-D seismic data purchased in 2004 covering the deeper water trends in the Gulf of Mexico and $1.9 million for payments related to previously acquired seismic data in the offshore Gulf of Mexico shelf. Dry hole expense for the first nine months of 2004 includes 4 wells in the Gulf of Mexico for a total cost of $9.2 million compared to $19.7 million dry hole expense for the same period in 2003.

      Depreciation, depletion, and amortization expense including the amortization and accretion of the asset retirement obligations increased by $3.5 million during the third quarter of 2004 and by $12.7 million during the first nine months of 2004 compared to the same periods in the prior year primarily because of increased production from new higher cost properties and downward oil and gas reserve revisions as of January 1, 2004, on some existing properties. Impairment expense during the third quarter of 2004, increased by $2.1 million due to the recognition of a $3.1 million impairment of High Island block 441. This compared to impairment expense during the third quarter of 2003 of $1.3 million of which $855,000 was associated with an onshore gulf coast well. We recorded an impairment expense on High Island 441 because under Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets,” our future net cash flow was insufficient to fully recover our investment in the property. The full nine months ended September 30, 2004, also includes $4.5 million for impairment of the Fleishaker #2 well in Mississippi that was recorded in the second quarter of 2004.

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

      Interest and financing expenses decreased during the third quarter of 2004 compared to the third quarter of 2003 because of lower bank debt during the quarter partially offset by slightly higher rates. During the first nine months of 2004 interest and financing expenses decreased by 41% primarily because of lower bank debt.

Income tax expense increased primarily due to the increase in income before taxes and but also because of a slightly higher effective rate to provide for deferred state income taxes.

      Presenting the expenses on a cost per Mcfe of production basis normalizes for the impact of production gains/ losses and provides a measure of expense control efficiencies. The following table highlights certain relevant expense items on this basis with barrels of oil converted to Mcfe at a ratio of one barrel to six Mcf.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Operating costs and expenses	$0.66	$0.56	$0.68	$0.60
Depreciation, depletion and amortization	$1.81	$1.58	$1.85	$1.54
General and administrative expense*	$0.12	$0.18	$0.17	$0.22
Interest and financing expense	$0.03	$0.05	$0.03	$0.05

* Stock based compensation included in general and administrative expense	$0.02	$0.04	$0.03	$0.05

      Expressed in this fashion, year-over-year lease operating expenses for the third quarter rose 18% to $0.66 per Mcfe. In addition, for the nine months ended September 30, 2004 operating expense increased by 13% to $0.68 per Mcfe. The primary reason for the increase includes costs associated with workover operations on Eugene Island 148.

      Depreciation, depletion and amortization increased to $1.81 per Mcfe, or 15%, during the third quarter of 2004 compared to 2003 and to $1.85 per Mcfe, or 20%, during the first nine months of 2004 compared to 2003. The primary reason for the increase is the higher finding and development costs in the offshore Gulf of Mexico.

      General and administrative expenses for the three months ended September 30, 2004, declined by 33% compared to the third quarter of 2003 and by 23% for the first nine months of 2004 compared to 2003. The reduced expenses reflect the impact of operating economies of scale gained by increasing production volumes against a relatively fixed overhead cost base. In addition, these decreases are partially attributable to that portion of overhead expenses allocated to drilling and construction activities. These are coincident, financial byproducts of pursuing a strategy of increasing our operating activities with respect to the properties in which we invest.

      Interest and financing expenses declined to $0.03 per Mcfe for the three and nine months ended September 30, 2004 compared to the same periods in the prior year. As discussed above, reduced debt outstanding accounted for this improvement as well as higher production volumes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      Our revolving bank line of credit is sensitive to changes in interest rates. At September 30, 2004, the unpaid principal balance under the line was $5.0 million which approximates its fair value. The interest rate on this debt is based on a premium of 150 to 225 basis points over the London Interbank Offered Rate (“Libor”). The rate is reset periodically, usually every three months. If on September 30, 2004, Libor changed by one full percentage point (100 basis points) the fair value of our revolving debt would change by approximately $13,000. We have not entered into any interest rate hedging contracts.

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

PART II, OTHER INFORMATION

Item 1.	Legal Proceedings

      We have no material pending legal proceedings.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

      None

Item 3.	Defaults upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits

3	.1#	Certificate of Amendment of Certificate of Incorporation of Remington Oil and Gas Corporation.
3	.3###	By-Laws as amended.
10	.1***	Pension Plan of Remington Oil and Gas as Amended and Restated Effective January 1, 2000.
10	.2***	Amendment Number One to the Pension Plan of Remington Oil and Gas Corporation.
10	.3###	Amendment Number Two to the Pension Plan of Remington Oil and Gas Corporation.
10	.4###	Amendment Number Three to the Pension Plan of Remington Oil and Gas Corporation.
10	.5##	Amendment Number Four to the Pension Plan of Remington Oil and Gas Corporation.
10	.6*	Box Energy Corporation Severance Plan.
10	.7††	Box Energy Corporation 1997 Stock Option Plan. (as amended June 17, 1999 and May 23, 2001)
10	.8****	Remington Oil and Gas Corporation 2004 Stock Incentive Plan.
10	.9*	Box Energy Corporation Non-Employee Director Stock Purchase Plan
10	.10†	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two executive officers.
10	.11†	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an executive officer.

10	.12**	Employment Agreement effective January 31, 2000, by and between Remington Oil and Gas Corporation and James A. Watt.
10	.13###	Form of Employment Agreement effective April 30, 2002, by and between Remington Oil and Gas Corporation and an executive officer.
10	.14†††	Form of Amendment to the Employment Agreements by and between Remington Oil and Gas Corporation and James A. Watt and an Executive Officer.
10	.15**	Form of Contingent Stock Grant Agreement — Directors.
10	.16**	Form of Contingent Stock Grant Agreement — Employees.
10	.17**	Form of Amendment to Contingent Stock Grant Agreement — Directors.
10	.18**	Form of Amendment to Contingent Stock Grant Agreement — Employees.
31	.1†††	Certification of James A. Watt, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†††	Certification of Frank T. Smith, Jr., Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†††	Certification of James A. Watt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†††	Certification of Frank T. Smith, Jr., Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission on March 30, 1998.

#	Incorporated by reference to the Company’s Registration Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

†	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999 filed with the Commission on November 12, 1999.

**	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1999 filed with the Commission on March 29, 2000.

††	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001 filed with the Commission and effective on November 9, 2001.

***	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001 filed with the Commission and effective on March 21, 2002.

###	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2002, filed with the Commission on March 31, 2003.

##	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2003, filed with the Commission on March 11, 2004.

****	Incorporated by reference to the Company’s Proxy Statement and Notice of Annual Meeting (Definitive Schedule 14-A) filed with the Commission on April 16, 2004.

†††	Filed herewith.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMINGTON OIL AND GAS CORPORATION

By:	/s/ JAMES A. WATT

James A. Watt
President and Chief Executive Officer

Date: October 28, 2004

By:	/s/ FRANK T. SMITH, JR.

Frank T. Smith, Jr.
Senior Vice President/ Finance

Date: October 28, 2004

INDEX TO EXHIBITS

3	.1#	Certificate of Amendment of Certificate of Incorporation of Remington Oil and Gas Corporation.
3	.3###	By-Laws as amended.
10	.1***	Pension Plan of Remington Oil and Gas as Amended and Restated Effective January 1, 2000.
10	.2***	Amendment Number One to the Pension Plan of Remington Oil and Gas Corporation.
10	.3###	Amendment Number Two to the Pension Plan of Remington Oil and Gas Corporation.
10	.4###	Amendment Number Three to the Pension Plan of Remington Oil and Gas Corporation.
10	.5##	Amendment Number Four to the Pension Plan of Remington Oil and Gas Corporation.
10	.6*	Box Energy Corporation Severance Plan.
10	.7††	Box Energy Corporation 1997 Stock Option Plan. (as amended June 17, 1999 and May 23, 2001)
10	.8****	Remington Oil and Gas Corporation 2004 Stock Incentive Plan.
10	.9*	Box Energy Corporation Non-Employee Director Stock Purchase Plan
10	.10†	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two executive officers.
10	.11†	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an executive officer.
10	.12**	Employment Agreement effective January 31, 2000, by and between Remington Oil and Gas Corporation and James A. Watt.
10	.13###	Form of Employment Agreement effective April 30, 2002, by and between Remington Oil and Gas Corporation and an executive officer.
10	.14†††	Form of Amendment to the Employment Agreements by and between Remington Oil and Gas Corporation and James A. Watt and an Executive Officer.
10	.15**	Form of Contingent Stock Grant Agreement — Directors.
10	.16**	Form of Contingent Stock Grant Agreement — Employees.
10	.17**	Form of Amendment to Contingent Stock Grant Agreement — Directors.
10	.18**	Form of Amendment to Contingent Stock Grant Agreement — Employees.
31	.1†††	Certification of James A. Watt, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†††	Certification of Frank T. Smith, Jr., Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†††	Certification of James A. Watt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†††	Certification of Frank T. Smith, Jr., Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission on March 30, 1998.

#	Incorporated by reference to the Company’s Registration Statement on Form S-4 (file number 333-61513) filed with the Commission and effective on November 27, 1998.

†	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999 filed with the Commission on November 12, 1999.

**	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1999 filed with the Commission on March 29, 2000.

††	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001 filed with the Commission and effective on November 9, 2001.

***	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001 filed with the Commission and effective on March 21, 2002.

###	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2002, filed with the Commission on March 31, 2003.

##	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2003, filed with the Commission on March 11, 2004.

****	Incorporated by reference to the Company’s Proxy Statement and Notice of Annual Meeting (Definitive Schedule 14-A) filed with the Commission on April 16, 2004.

†††	Filed herewith.