Form 10-K/A
period 2004-12-31
REMINGTON OIL & GAS CORP
filed 2005-03-17
CIK 874992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

	(In thousands)
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
Date: March 16, 2005
      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Directors:

/s/ John E. Goble, Jr. John E. Goble, Jr. Director	/s/ William E. Greenwood William E. Greenwood Director	/s/ Robert P. Murphy --------------------------------------- Robert P. Murphy Director

/s/ David E. Preng David E. Preng Director	/s/ Thomas W. Rollins Thomas W. Rollins Director	/s/ Alan C. Shapiro --------------------------------------- Alan C. Shapiro Director

/s/ James A. Watt James A. Watt Director
Officers:

/s/ James A. Watt James A. Watt Chairman and Chief Executive Officer	/s/ Frank T. Smith, Jr. Frank T. Smith, Jr. Senior Vice President/ Finance (Principal Financial Officer)	/s/ Edward V. Howard --------------------------------------- Edward V. Howard Vice President/ Controller (Principal Accounting Officer)
Date: March 16, 2005

EXHIBIT INDEX

Exhibit
Number		Exhibit

3	.1####	Restated Certificate of Incorporation of Remington Oil and Gas Corporation.

3	.3###	By-Laws as amended of Remington Oil and Gas Corporation.

10	.1++	Pension Plan of Remington Oil and Gas Corporation as Amended and Restated Effective January 1, 2000.

10	.2++	Amendment Number One to the Pension Plan of Remington Oil and Gas Corporation.

10	.3***	Amendment Number Two to the Pension Plan of Remington Oil and Gas Corporation.

10	.4***	Amendment Number Three to the Pension Plan of Remington Oil and Gas Corporation.

10	.5+++	Amendment Number Four to the Pension Plan of Remington Oil and Gas Corporation.

10	.6*	Box Energy Corporation Severance Plan.

10	.7##	Box Energy Corporation 1997 Stock Option Plan (as amended June 17, 1999 and May 23, 2001).

10	.8*	Box Energy Corporation Non-Employee Director Stock Purchase Plan.

10	.9#	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two executive officers.

10	.10#	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an executive officer.

10	.11+	Employment Agreement effective January 31, 2000, by and between Remington Oil and Gas Corporation and James A. Watt.

10	.12***	Form of Employment Agreement effective April 30, 2002, by and between Remington Oil and Gas Corporation and an executive officer.

10	.13****	Form of Amendment to the Employment Agreements by and between Remington Oil and Gas Corporation and each of James A. Watt and an executive officer.
10	.14**	Form of Contingent Stock Grant Agreement — Directors.

10	.15**	Form of Contingent Stock Grant Agreement — Employees.

10	.16**	Form of Amendment to Contingent Stock Grant Agreement — Directors.

10	.17**	Form of Amendment to Contingent Stock Grant Agreement — Employees.

10	.18####	Remington Oil and Gas Corporation 2004 Stock Incentive Plan.

14	.1###	Code of Business Conduct and Ethics.

21	####	Subsidiaries of the registrant.

23	.1####	Consent of Ernst & Young LLP.

23	.2####	Consent of Netherland, Sewell & Associates, Inc.

31	.1####	Certification of James A. Watt, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2####	Certification of Frank T. Smith, Jr., Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1####	Certification of James A. Watt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2####	Certification of Frank T. Smith Jr., Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission on March 30, 1998.

#	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999 filed with the Commission on November 12, 1999.

+	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1999 filed with the Commission on March 29, 2000.

**	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000 filed with the Commission on March 16, 2001.

##	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001 filed with the Commission on November 9, 2001.

++	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001 filed with the Commission on March 21, 2002.

***	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2002 filed with the Commission on March 31, 2003.

###	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 2003 filed with the Commission on August 11, 2003.

+++	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004.

****	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2004 filed with the Commission on October 28, 2004.

####	Filed herewith.