Form 10-Q
period 2005-03-31
REMINGTON OIL & GAS CORP
filed 2005-04-29
CIK 874992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
      There were 28,494,075 outstanding shares of Common Stock, $0.01 par value, on April 27, 2005.

Remington Oil and Gas Corporation

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
Remington Oil and Gas Corporation
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except
	share data)
Assets
Current assets
Cash and cash equivalents	$62,911	$58,659
Accounts receivable	55,899	49,582
Prepaid expenses and other current assets	5,575	5,199

Total current assets	124,385	113,440

Properties
Oil and gas properties (successful-efforts method)	782,663	744,215
Other properties	3,408	3,145
Accumulated depreciation, depletion and amortization	(425,330)	(409,591)

Total properties	360,741	337,769

Other assets	1,891	1,905

Total assets	$487,017	$453,114

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$69,757	$69,339

Total current liabilities	69,757	69,339

Long-term liabilities
Asset retirement obligation	17,644	16,030
Deferred income taxes	59,236	53,785

Total long-term liabilities	76,880	69,815

Total liabilities	146,637	139,154

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 28,509,597 shares issued and 28,475,238 shares outstanding in 2005, 27,883,698 shares issued and 27,849,339 shares outstanding in 2004	285	279
Additional paid-in capital	143,071	132,334
Restricted common stock	5,963	6,749
Unearned compensation	(5,165)	(5,593)
Retained earnings	196,226	180,191

Total stockholders’ equity	340,380	313,960

Total liabilities and stockholders’ equity	$487,017	$453,114

See accompanying Notes to Condensed Consolidated Financial Statements.

Remington Oil and Gas Corporation
Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands, except
	per share amounts)
Revenues
Gas sales	$40,390	$32,114
Oil sales	19,081	13,943
Other income	315	106

Total revenues	59,786	46,163

Costs and expenses
Operating	5,912	6,048
Exploration	10,385	5,528
Depreciation, depletion and amortization	16,011	15,146
Impairment expense	297	236
General and administrative	2,121	1,922
Interest and financing	198	228

Total costs and expenses	34,924	29,108

Income before income taxes	24,862	17,055
Income tax expense	8,827	6,054

Net income	$16,035	$11,001

Basic income per share	$0.57	$0.41

Diluted income per share	$0.56	$0.39

See accompanying Notes to Condensed Consolidated Financial Statements.

Remington Oil and Gas Corporation
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands)
Cash flow provided by operations
Net income	$16,035	$11,001
Adjustments to reconcile net income
Depreciation, depletion and amortization	16,011	15,146
Deferred income taxes	5,451	6,054
Amortization of deferred charges	46	46
Dry hole costs	9,049	5,619
Impairment costs	297	236
Cash paid for dismantlement	(243)	(22)
Stock based compensation	512	362
Tax benefit from exercise of stock options	3,376	—
Changes in working capital
(Increase) in accounts receivable	(5,646)	(6,754)
Decrease (increase) in prepaid expenses and other current assets	49	(387)
Increase (decrease) in accounts payable and accrued expenses	418	(1,839)

Net cash flow provided by operations	45,355	29,462

Cash from investing activities
Capital expenditures	(47,600)	(30,727)

Net cash (used in) investing activities	(47,600)	(30,727)

Cash from financing activities
Payments on notes payable and other long-term payables	—	(8,000)
Common stock issued	6,833	162
Purchase of treasury stock	(336)	(236)

Net cash provided by (used in) financing activities	6,497	(8,074)

Net (decrease) in cash and cash equivalents	4,252	(9,339)
Cash and cash equivalents at beginning of period	58,659	31,408

Cash and cash equivalents at end of period	$62,911	$22,069

See accompanying Notes to Condensed Consolidated Financial Statements.

Remington Oil and Gas Corporation
Notes to Condensed Consolidated Financial Statements

Note 1.	Accounting Policies and Basis of Presentation
      Remington Oil and Gas Corporation is an independent oil and gas exploration and production company incorporated in Delaware. Our oil and gas properties are located in the offshore Gulf of Mexico and the onshore Gulf Coast.
      We prepared these financial statements according to the instructions for Form  10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2005. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 2004 Form 10-K/A. The income statements for the three months ended March 31, 2005, cannot necessarily be used to project results for the full year. We have made certain reclassifications to prior year financial statements in order to conform to current year presentations.

New Accounting Standard
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in our Consolidated Statements of Income, based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123(R) will be effective January 1, 2006 and permits us to adopt its requirements using one of two methods:

A “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the adoption date of SFAS 123(R) that remain unvested on the adoption date.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures.
      We have elected to adopt the provisions of using the modified prospective method. As permitted by SFAS 123, we currently account for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations. Therefore, we do not recognize compensation expenses associated with employee stock options. Currently, since all of our outstanding stock options have vested prior to the adoption of SFAS 123(R), we will not recognize any expenses associated with these prior stock option grants. However, the adoption of SFAS 123(R) fair value method could have a significant impact on our future results of operations for future stock or stock option grants but no impact on the our overall financial position. Had we adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the pro forma net income and income per share disclosures. The adoption of SFAS 123(R) will have no effect on our outstanding stock grant awards.
      SFAS 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This

Remington Oil and Gas Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)
requirement may reduce our future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows from such excess tax deductions were $3.4 million during the first quarter ended March 31, 2005.

Note 2.	Net Income per Share

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except
	per share amounts)
Net income	$16,035	$11,001

Basic income per share	$0.57	$0.41

Diluted income per share	$0.56	$0.39

Weighted average common stock	28,045	26,975
Dilutive stock options outstanding (treasury stock method)	529	991
Restricted common stock grant	264	195

Total weighted average common shares for diluted income per share	28,838	28,161

Note 3.	Stock Based Compensation
      The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards; with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied:

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except
	per share amounts)
As reported:
Net income	$16,035	$11,001
Basic income per share	$0.57	$0.41
Diluted income per share	$0.56	$0.39
Stock based compensation (net of tax at statutory rate of 35%) included in net income as reported	$329	$235
Stock based compensation (net of tax at statutory rate of 35%) if using the fair value method as applied to all awards	$329	$941
Pro forma (if using the fair value method applied to all awards):
Net income	$16,035	$10,295
Basic income per share	$0.57	$0.38
Diluted income per share	$0.56	$0.37
Weighted average shares used in computation
Basic	28,045	26,975
Diluted	28,838	28,161

Remington Oil and Gas Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 4.	Pension Benefits

Components of Net Periodic Pension Benefit Cost.

	Three Months
	Ended March 31,

	2005	2004

	(In thousands)
Service cost	$136	$148
Interest cost on projected benefit obligation	96	93
Expected return on plan assets	(128)	(118)
Recognized net actuarial loss	24	39
Amortization of prior service costs	1	1

Net periodic pension benefit costs	$129	$163

Employer Contributions
      We disclosed in our financial statements for the year ended December 31, 2004, that we do not expect to make a contribution to the plans in 2005. During the three months ended March 31, 2005, we made no contributions to the plans. At this time we do not expect to make a contribution for 2005.

Note 5.	Notes Payable
      As of March 31, 2005, our credit facility of $150.0 million had a borrowing base of $100.0 million. Interest only is payable quarterly through May 3, 2006, at which time the line expires and all principal becomes due, unless the line is extended or renegotiated. We currently have no outstanding balance borrowed under the facility. The banks review the borrowing base semi-annually and may decrease or propose an increase in the borrowing base relative to a redetermined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends.

Note 6.	Contingencies
      We have no material pending legal proceedings.

Note 7.	Subsequent Event
      On April 13, 2005, The Board of Directors pursuant to the 2004 Stock Incentive Plan approved a restricted stock grant for employees and Non-Employee directors totaling 665,000 shares.
      The vesting schedule under the April 2005 restricted stock grant is as follows:

April 13, 2006	0%
April 13, 2007	0%
April 13, 2008	25%
April 13, 2009	25%
April 13, 2010	50%
      In addition, vesting of the grant may be accelerated in accordance with the grant agreements executed by the Company and each grantee.
      Shares issued pursuant to the April 2005 stock grants are subject to the execution of a written grant agreement and shall bear a restrictive legend until such time as the shares vest. Prior to vesting, the grantee shall have the right to vote the shares and receive any dividends. Such rights, however, will cease in the event the grantee’s service with us is terminated under conditions which do not cause an accelerated vesting of the grant shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion will assist in understanding our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to financial statements, and our Form 10-K/ A for the year ended December 31, 2004.
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
      This discussion is primarily an update to the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Form 10-K/ A. We recommend that you read this discussion in conjunction with that Form 10-K/ A.
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
Liquidity and Capital Resources
      On March 31, 2005, our current assets exceeded our current liabilities by $54.6 million. Our current ratio was 1.78 to 1. From December 31, 2004, to March 31, 2005, our current assets increased by $10.9 million due primarily to increased cash and cash equivalents and increased accounts receivable.
      Cash flow from operations increased by $15.9 million, or 54%, primarily because of higher oil and gas revenues during the first quarter of 2005 compared to the first quarter of 2004. Gas sales increased by $8.3 million, or 26%, and oil sales increased by $5.1 million, or 37%. The increases in sales revenue related primarily to higher gas production and higher average oil and gas prices during the first quarter of 2005.
      During the first quarter of 2005, our capital expenditures totaled $47.6 million primarily in the Gulf of Mexico where we incurred costs to drill and complete wells and fabricate and install new platforms and facilities. We have budgeted $144.6 million for capital expenditures during 2005. This capital and exploration budget includes $78.8 million for 28 exploratory wells, $41.3 million for offshore platforms and development drilling, and $24.5 million for workovers and property and seismic acquisitions. Our capital budget assumes no exploratory completions or follow-up development activities on new discoveries. If we continue historical success rates, our budget will increase to $200.0 million to $225.0 million for the full year. We expect that our cash, estimated future cash flow from operations, and available bank line of credit will be adequate to fund these expenditures for the remainder of 2005.
      As of March 31, 2005, our credit facility of $150.0 million had a borrowing base of $100.0 million. Currently, we have nothing borrowed under the facility. The banks review the borrowing base semi-annually and, at their discretion, may decrease or propose an increase to the borrowing base relative to a re-determined estimate of proved oil and gas reserves. Our oil and gas properties are pledged as collateral for the line of credit. Additionally, we have agreed not to pay dividends. The most significant financial covenants in the line of credit include maintaining a minimum current ratio (as defined in the credit agreement) of 1.0 to 1.0, a minimum tangible net worth of $85.0 million plus 50% of net income (accumulated from the inception of the agreement) and 100% of any non-redeemable preferred or common stock offerings, and interest coverage of 3.0 to 1.0. We are currently in compliance with these financial covenants. If we do not comply with these covenants on a continuing basis, the lenders have the right to refuse to advance additional funds under the facility and/or declare any outstanding principal and interest immediately due and payable.
      On June 19, 2003, we filed a shelf registration statement to issue up to $200.0 million of common stock, debt securities, preferred stock, and/or warrants. The SEC declared the shelf registration statement effective December 18, 2003. We have not drawn on the shelf offering. Generally, the shelf is effective for two years from the effective date.
Results of Operations
      Net income for the first quarter of 2005 was $16.0 million or $0.57 basic income per share and $0.56 diluted income per share, compared to net income for the first quarter of 2004 of $11.0 million, or $0.41 basic income per share and $0.39 diluted income per share. Net income increased primarily because of higher oil and gas revenues. The following table reflects oil and gas revenues, production, and prices during the first quarter of 2005 compared to the first quarter of 2004.

	Three Months Ended March 31,

		% Increase
	2005	(Decrease)	2004

	(Dollars in thousands, except
	unit prices)
Gas production volume (MMcf)	6,176	10%	5,592
Gas sales revenue	$40,390	26%	$32,114
Price per Mcf	$6.54	14%	$5.74
Increase (decrease) in gas sales revenue due to:
Change in prices	$4,474
Change in production volume	3,802

Total increase in gas sales revenue	$8,276

Oil production volume (MBbls)	405	(2)%	413
Oil sales revenue	$19,081	37%	$13,943
Price per barrel	$47.11	40%	$33.76
Increase (decrease) in oil sales revenue due to:
Change in prices	$5,513
Change in production volume	(375)

Total increase in oil sales revenue	$5,138

Total production Mcfe	8,606	7%	8,070
Price per Mcfe	$6.91	21%	$5.71
      Gas sales revenue increased by $8.3 million, or 26%, because total gas production increased by 0.5 Bcf, or 10%. Production from several new offshore properties in the Gulf of Mexico increased by 0.7 Bcf, partially offset by lower onshore Gulf Coast production. Average gas prices increased by $0.80 per Mcf or 14%. Oil sales revenue increased by $5.1 million, or 37%, because of higher average oil prices partially offset by slightly lower oil production. The decrease in oil production came primarily from our onshore Gulf Coast properties. Average oil prices increased by 40% or by $13.35 per barrel.

      The following table presents certain expense items per Mcf equivalent (Mcfe) of production. (Barrels of oil are converted to Mcfe at a ratio of one barrel equals six Mcf.)

	Three Months
	Ended
	March 31,

	2005	2004

Operating costs and expenses	$0.69	$0.75
Depreciation, depletion and amortization	$1.86	$1.88
General and administrative expense*	$0.25	$0.24
Interest and financing expense	$0.02	$0.03

* Stock based compensation included in general and administrative expense	$0.06	$0.04
      Operating costs and expenses decreased by 8% to $0.69 per Mcfe in 2005 compared to $0.75 per Mcfe in 2004 primarily due to workover costs incurred during the first quarter of 2004. Depreciation, depletion, and amortization decreased from $1.88 per Mcfe to $1.86 per Mcfe in 2005 reflecting reserve additions during 2004 and lower production from several high cost properties in the Gulf of Mexico. General and administrative expenses did not change significantly at $0.25 per Mcfe for the first quarter of 2005 compared to $0.24 per Mcfe for the first quarter of 2004. Interest and financing costs which include line of credit facility fees decreased to $0.02 per Mcfe, or by 33%, primarily because we have no outstanding debt balance.
      Exploration expenses increased by $4.9 million, or 88%, primarily because of higher dry hole costs which totaled $9.0 million for the first quarter of 2005. The most significant contributors to this amount were $1.9 million at Eugene Island 154, $1.8 million for the unsuccessful portion of East Cameron 346 A-12 ST1, and $4.5 million at West Cameron 147. Income tax expense increased to $8.8 million from $6.1 million because of the increase in net income before taxes. Substantially all of this expense is deferred and there were no cash taxes payable for the first quarter of 2005.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
      Our revolving bank line of credit is sensitive to changes in interest rates. At March 31, 2005, we had no outstanding balance borrowed under the credit facility. The interest rate on this debt is based on a premium of 150 to 225 basis points over the London Interbank Offered Rate (“Libor”). The rate is reset periodically, usually every three months. We have not entered into any interest rate hedging contracts.
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

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
      We have no material pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None

Item 3.	Defaults upon Senior Securities
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      None

Item 5.	Other Information
      None

Item 6.	Exhibits

3	.1++++	Restated Certificate of Incorporation of Remington Oil and Gas Corporation.
3	.3###	By-Laws as amended of Remington Oil and Gas Corporation.
10	.1++	Pension Plan of Remington Oil and Gas as Amended and Restated Effective January 1, 2000.
10	.2++	Amendment Number One to the Pension Plan of Remington Oil and Gas Corporation.
10	.3***	Amendment Number Two to the Pension Plan of Remington Oil and Gas Corporation.
10	.4***	Amendment Number Three to the Pension Plan of Remington Oil and Gas Corporation.
10	.5+++	Amendment Number Four to the Pension Plan of Remington Oil and Gas Corporation.
10	.6*	Box Energy Corporation Severance Plan.
10	.7##	Box Energy Corporation 1997 Stock Option Plan. (as amended June 17, 1999 and May 23, 2001)
10	.8*	Box Energy Corporation Non-Employee Director Stock Purchase Plan
10	.9#	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two executive officers.
10	.10#	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an executive officer.
10	.11+	Employment Agreement effective January 31, 2000, by and between Remington Oil and Gas Corporation and James A. Watt.
10	.12***	Form of Employment Agreement effective April 30, 2002, by and between Remington Oil and Gas Corporation and an executive officer.
10	.13****	Form of Amendment to Employment Agreement by and between Remington Oil and Gas Corporation and each of James A. Watt and an executive officer.
10	.14**	Form of Contingent Stock Grant Agreement — Directors.
10	.15**	Form of Contingent Stock Grant Agreement — Employees.
10	.16**	Form of Amendment to Contingent Stock Grant Agreement — Directors.
10	.17**	Form of Amendment to Contingent Stock Grant Agreement — Employees.
10	.18++++	Remington Oil and Gas Corporation 2004 Stock Incentive Plan.
10	.19####	First Amendment to Remington Oil and Gas Corporation 2004 Stock Incentive Plan.
10	.20####	Form of Restricted Stock Agreement (Employees).

10	.21####	Form of Restricted Stock Agreement (Non-employee Directors).
10	.22####	Remington Oil and Gas Corporation Executive Severance Plan.
10	.23####	Remington Oil and Gas Corporation Employee Severance Plan.
31	.1####	Certification of James A. Watt, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2####	Certification of Frank T. Smith Jr., Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1####	Certification of James A. Watt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2####	Certification of Frank T. Smith Jr., Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission on March 30, 1998.

#	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999 filed with the Commission on November 12, 1999.

+	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1999 filed with the Commission on March 29, 2000.

**	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000, filed with the Commission on March 16, 2001.

##	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001 filed with the Commission on November 9, 2001.

++	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001 filed with the Commission on March 21, 2002.

***	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the year ended December 31, 2002, filed with the Commission on March 31, 2003.

###	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 2003, filed with the Commission on August 11, 2003.

+++	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the year ended December 31, 2003, filed with the Commission on March 12, 2004.

****	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2004, filed with the Commission on October 28, 2004.

++++	Incorporated by reference to the Company’s Form 10-K/A (file number 1-11516) for the fiscal year ended December 31, 2004, filed with the Commission on March 17, 2005.

####	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMINGTON OIL AND GAS CORPORATION

By:	/s/ James A. Watt

James A. Watt
Chairman and Chief Executive Officer
Date: April 28, 2005

By:	/s/ Frank T. Smith Jr.

Frank T. Smith Jr.
Senior Vice President/ Finance
Date: April 28, 2005

Index to Exhibits

3	.1++++	Restated Certificate of Incorporation of Remington Oil and Gas Corporation.
3	.3###	By-Laws as amended of Remington Oil and Gas Corporation.
10	.1++	Pension Plan of Remington Oil and Gas as Amended and Restated Effective January 1, 2000.
10	.2++	Amendment Number One to the Pension Plan of Remington Oil and Gas Corporation.
10	.3***	Amendment Number Two to the Pension Plan of Remington Oil and Gas Corporation.
10	.4***	Amendment Number Three to the Pension Plan of Remington Oil and Gas Corporation.
10	.5+++	Amendment Number Four to the Pension Plan of Remington Oil and Gas Corporation.
10	.6*	Box Energy Corporation Severance Plan.
10	.7##	Box Energy Corporation 1997 Stock Option Plan. (as amended June 17, 1999 and May 23, 2001)
10	.8*	Box Energy Corporation Non-Employee Director Stock Purchase Plan
10	.9#	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and two executive officers.
10	.10#	Form of Employment Agreement effective September 30, 1999, by and between Remington Oil and Gas Corporation and an executive officer.
10	.11+	Employment Agreement effective January 31, 2000, by and between Remington Oil and Gas Corporation and James A. Watt.
10	.12***	Form of Employment Agreement effective April 30, 2002, by and between Remington Oil and Gas Corporation and an executive officer.
10	.13****	Form of Amendment to Employment Agreement by and between Remington Oil and Gas Corporation and each of James A. Watt and an executive officer.
10	.14**	Form of Contingent Stock Grant Agreement — Directors.
10	.15**	Form of Contingent Stock Grant Agreement — Employees.
10	.16**	Form of Amendment to Contingent Stock Grant Agreement — Directors.
10	.17**	Form of Amendment to Contingent Stock Grant Agreement — Employees.
10	.18++++	Remington Oil and Gas Corporation 2004 Stock Incentive Plan.
10	.19####	First Amendment to Remington Oil and Gas Corporation 2004 Stock Incentive Plan.
10	.20####	Form of Restricted Stock Agreement (Employees).
10	.21####	Form of Restricted Stock Agreement (Non-employee Directors).
10	.22####	Remington Oil and Gas Corporation Executive Severance Plan.
10	.23####	Remington Oil and Gas Corporation Employee Severance Plan.
31	.1####	Certification of James A. Watt, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2####	Certification of Frank T. Smith Jr., Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1####	Certification of James A. Watt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2####	Certification of Frank T. Smith Jr., Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission on March 30, 1998.

#	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 1999 filed with the Commission on November 12, 1999.

+	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1999 filed with the Commission on March 29, 2000.

**	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000, filed with the Commission on March 16, 2001.

##	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001 filed with the Commission on November 9, 2001.

++	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001 filed with the Commission on March 21, 2002.

***	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the year ended December 31, 2002, filed with the Commission on March 31, 2003.

###	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 2003, filed with the Commission on August 11, 2003.

+++	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the year ended December 31, 2003, filed with the Commission on March 12, 2004.

****	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2004, filed with the Commission on October 28, 2004.

++++	Incorporated by reference to the Company’s Form 10-K/A (file number 1-11516) for the fiscal year ended December 31, 2004, filed with the Commission on March 17, 2005.

####	Filed herewith.