Form 10-Q
period 2005-06-30
REMINGTON OIL & GAS CORP
filed 2005-08-02
CIK 874992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
      There were 28,660,862 outstanding shares of Common Stock, $0.01 par value, on August 1, 2005.

Remington Oil and Gas Corporation

PART I, FINANCIAL INFORMATION

Item 1.	Financial Statements
Remington Oil and Gas Corporation
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except
	share data)
ASSETS
Current assets
Cash and cash equivalents	$65,566	$58,659
Accounts receivable	60,557	49,582
Prepaid expenses and other current assets	7,211	5,199

Total current assets	133,334	113,440

Properties
Oil and gas properties (successful-efforts method)	837,767	744,215
Other properties	3,468	3,145
Accumulated depreciation, depletion and amortization	(444,275)	(409,591)

Total properties	396,960	337,769

Other assets	2,005	1,905

Total assets	$532,299	$453,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$75,944	$69,339

Total current liabilities	75,944	69,339

Long-term liabilities
Asset retirement obligation	18,740	16,030
Deferred income tax liability	68,941	53,785

Total long-term liabilities	87,681	69,815

Total liabilities	163,625	139,154

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 28,621,118 shares issued and 28,586,759 shares outstanding in 2005, 27,883,698 shares issued and 27,849,339 shares outstanding in 2004	286	279
Additional paid-in capital	145,107	132,334
Restricted common stock	24,453	6,749
Unearned compensation	(22,321)	(5,593)
Retained earnings	221,149	180,191

Total stockholders’ equity	368,674	313,960

Total liabilities and stockholders’ equity	$532,299	$453,114

See accompanying Notes to Condensed Consolidated Financial Statements.

Remington Oil and Gas Corporation
Condensed Consolidated Statements of Income

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per-share amounts)
Revenues
Gas sales	$48,737	$42,713	$89,127	$74,826
Oil sales	28,524	15,552	47,605	29,494
Other income	517	119	832	225

Total revenues	77,778	58,384	137,564	104,545

Costs and expenses
Operating	6,472	5,689	12,384	11,450
Exploration	9,585	5,217	19,970	11,032
Depreciation, depletion and amortization	19,232	17,617	35,243	32,763
Impairment expense	357	4,750	654	4,986
General and administrative	3,545	1,625	5,667	3,547
Interest and financing	148	250	346	478

Total costs and expenses	39,339	35,148	74,264	64,256

Income before taxes	38,439	23,236	63,300	40,289

Income tax expense	13,515	8,248	22,342	14,302

Net income	$24,924	$14,988	$40,958	$25,987

Basic income per share	$0.87	$0.55	$1.45	$0.96

Diluted income per share	$0.83	$0.53	$1.39	$0.92

Weighted average shares outstanding (Basic)	28,518	27,287	28,281	27,131

Weighted average shares outstanding (Diluted)	29,927	28,218	29,382	28,190

See accompanying Notes to Condensed Consolidated Financial Statements.

Remington Oil and Gas Corporation
Condensed Consolidated Statements of Cash Flows

	Six Months
	Ended
	June 30,

	2005	2004

	(Unaudited)
	(In thousands)
Cash flow provided by operations
Net income	$40,958	$25,987
Adjustments to reconcile net income
Depreciation, depletion and amortization	35,243	32,763
Deferred income taxes	15,156	14,152
Amortization of deferred charges	91	91
Dry hole costs	17,023	6,753
Impairment costs	654	4,986
Cash paid for dismantlement costs	(52)	(377)
Stock based compensation	2,050	732
Tax benefit from exercise of stock options	3,516	—
Changes in working capital
(Increase) in accounts receivable	(10,304)	(10,630)
Decrease (increase) in prepaid expenses and other current assets	(1,746)	575
Increase in accounts payable and accrued liabilities	6,605	2,563

Net cash flow provided by operations	109,194	77,595

Cash from investing activities
Payments for capital expenditures	(110,477)	(65,711)

Net cash (used in) investing activities	(110,477)	(65,711)

Cash from financing activities
Payments on notes payable and other long-term payables	—	(8,000)
Common stock issued	8,565	3,404
Treasury stock acquired and retired	(375)	(645)

Net cash (used in) provided by financing activities	8,190	(5,241)

Net increase in cash and cash equivalents	6,907	6,643
Cash and cash equivalents at beginning of period	58,659	31,408

Cash and cash equivalents at end of period	$65,566	$38,051

See accompanying Notes to Condensed Consolidated Financial Statements.

Remington Oil and Gas Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies and Basis of Presentation
      Remington Oil and Gas Corporation is an independent oil and gas exploration and production company incorporated in Delaware. Our oil and gas properties are located in the Gulf of Mexico and the onshore Gulf Coast.
      We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first six months of 2005. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 2004 Form 10-K. The income statements for the three and six months ended June 30, 2005, cannot necessarily be used to project results for the full year. We have made certain reclassifications to prior year financial statements in order to conform to current year presentations.

New Accounting Standards
      In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in our Consolidated Statements of Income, based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123(R) will be effective January 1, 2006, and permits us to adopt its requirements using one of two methods:

A “modified prospective” method in which compensation cost is recognized beginning with the effective date, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the adoption date of SFAS 123(R) that remain unvested on the adoption date.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures.
      We will adopt the provisions of using the modified prospective method. As permitted by SFAS 123, we currently account for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations. Therefore, we do not recognize compensation expenses associated with employee stock options. Currently, since all of our outstanding stock options have vested prior to the adoption of SFAS 123(R), we will not recognize any expenses associated with these prior stock option grants. However, the adoption of SFAS 123(R) fair value method could have a significant impact on our future results of operations for future stock or stock option grants but no impact on our overall financial position. Had we adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the pro forma net income and income per share disclosures. The adoption of SFAS 123(R) will have no effect on our outstanding stock grant awards.

Remington Oil and Gas Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)
      SFAS 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce our future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows from such excess tax deductions were $4.1 million during the year ended December 31, 2004, and $3.5 million for the first six months of 2005.
      In April 2005 the Financial Accounting Standards Board issued Staff Position No. FAS 19-1, “Accounting for Suspended Well Costs (“FSP FAS 19-1”). FSP FAS 19-1 amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” (“SFAS 19”), to allow continued capitalization of exploratory well costs beyond one year from the date drilling was completed under circumstances where the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. FSP FAS 19-1 also amends SFAS 19 to require enhanced disclosures of suspended exploratory well costs in the notes to the financial statements for annual and interim periods when there has been a significant change from the previous disclosure. The guidance in FSP FAS 19-1 is effective for the first reporting period beginning after April 4, 2005. We included the disclosures required by FSP FAS 19-1 in our 10-K/ A for the year ended December 31, 2004. The adoption of FSP FAS 19-1 did not have a material impact on our consolidated financial position or results of operations.

Note 2.	Net Income per Share

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per-share amounts)
Net income	$24,924	$14,988	$40,958	$25,987
Basic income per share	$0.87	$0.55	$1.45	$0.96

Diluted income per share	$0.83	$0.53	$1.39	$0.92

Weighted average common stock
Total common shares for basic income per share	28,518	27,287	28,281	27,131
Dilutive stock options outstanding (treasury stock method)	485	802	506	896
Restricted common stock grant	924	129	595	163

Total common shares for diluted income per share	29,927	28,218	29,382	28,190

Non-dilutive stock options outstanding	356	1,033	335	939

Remington Oil and Gas Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 3.	Stock Based Compensation
      Included in our general and administrative costs is pre-tax stock based compensation expense (accounted for under Accounting Principles Board Opinion 25) as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Stock based compensation	$1,539	$371	$2,050	$732
      The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of Statement of Financial Accounting Standards No. 123 had been applied:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per-share amounts)
As reported:
Net income	$24,924	$14,988	$40,958	$25,987
Basic income per share	$0.87	$0.55	$1.45	$0.96
Diluted income per share	$0.83	$0.53	$1.39	$0.92
Stock based compensation (net of tax at statutory rate of 35%) included in net income as reported	$1,000	$241	$1,333	$476
Stock based compensation (net of tax at statutory rate of 35%) if using the fair value method as applied to all awards	$1,000	$1,636	$1,333	$3,270
Pro forma (if using the fair value method applied to all awards):
Net income	$24,924	$13,593	$40,958	$23,193
Basic income per share	$0.87	$0.50	$1.45	$0.85
Diluted income per share	$0.83	$0.48	$1.39	$0.82
Weighted average shares used in computation
Basic	28,518	27,287	28,281	27,131
Diluted	29,927	28,218	29,382	28,190
      On April 13, 2005, the Board of Directors pursuant to the 2004 Stock Incentive Plan approved a restricted stock grant for all employees and the non-employee directors totaling 665,000 shares. The vesting schedule under the April 2005 restricted stock grant is as follows:

April 13, 2008	25%
April 13, 2009	25%
April 13, 2010	50%
      In addition, vesting of the grant may be accelerated under certain circumstances including our stock price closing at or above $55.80 per share, or a change in control of the company. Prior to vesting, the grantee shall have the right to vote the shares and receive any dividends. Such rights, however, will cease in the event the grantee’s service with us is terminated under conditions which do not cause an accelerated vesting of the grant shares.

Remington Oil and Gas Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)
Note 4.     Pension Benefits

Components of Net Periodic Pension Benefit Costs

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Service costs	$136	$148	$272	$296
Interest costs on projected benefit obligation	96	93	192	187
Expected return on plan assets	(128)	(118)	(256)	(236)
Recognized net actuarial loss	24	39	48	76
Amortization of prior service costs	1	1	2	2

Net periodic pension benefit costs	$129	$163	$258	$325

Employer Contributions
      We disclosed in our financial statements for the year ended December 31, 2004, that we do not expect to make a contribution to the plans in 2005. During the six months ended June 30, 2005, we made no contributions to the plans. At this time we do not expect to make a contribution for 2005.

Note 5.	Commitments and Contingencies
      We have no material pending legal proceedings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to financial statements, and our 2004 Form 10-K/A.
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
      This discussion is primarily an update to the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2004 Form 10-K/A. We recommend that you read this discussion in conjunction with that Form 10-K/A.
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
Liquidity and Capital Resources
      On June 30, 2005 our current assets exceeded our current liabilities by $57.4 million. Our current ratio was 1.76 to 1. During the first half of 2005 compared to the first half of 2004, net cash flow provided by operations increased by $31.6 million, or 41%, primarily because of higher oil and gas revenues. Oil and gas revenues increased by $32.4 million, or 31%, because production increased by 1.5 Bcfe (Bcf equivalents), or 8.6%, and average prices increased to $7.19 per Mcfe, or 21%.
      During the first six months of 2005 our capital expenditures totaled $110.5 million. The expenditures were incurred primarily to drill and complete wells and fabricate and install new platforms and facilities in the Gulf of Mexico. We have budgeted $144.6 million for capital expenditures during 2005. The capital and exploration budget includes $78.8 million for 28 exploratory wells, $41.3 million for offshore platforms and development drilling, and $24.5 million for workovers and property and seismic acquisitions. Our capital and exploration budget assumes no exploratory completions or follow-up development activities on new discoveries. When our exploratory drilling results in new discoveries, we have to expend additional capital for completion, development, and potential additional opportunities generated by our successes. Based on results year to date and assuming that we continue at the historical success rates, the 2005 capital expenditures are estimated to be between $210 million to $230 million. We expect that our cash and estimated future cash flow from operations will be adequate to fund these expenditures for the remainder of 2005. In addition to our existing cash and estimated cash flow from operations, we also have a $150 million credit facility with an available borrowing base of $100 million. We also have a $200 million shelf registration that has been in effect since December 2003 that would allow us to issue common stock, debt securities, preferred stock, and/or warrants.
      As of June 30, 2005 our credit facility of $150 million had a borrowing base of $100 million. Interest only is payable quarterly through May 3, 2006, at which time the line expires and all principal becomes due, unless the line is extended or renegotiated.

Results of Operations
      We recorded net income for the three months ended June 30, 2005, of $24.9 million or $0.87 basic income per share and $0.83 diluted income per share compared to $15.0 million or $0.55 basic income per share and $0.53 diluted income per share for the three months ended June 30, 2004. For the first six months of 2005 we recorded net income of $41.0 million or $1.45 basic income per share and $1.39 diluted income per share compared to $26.0 million or $0.96 basic income per share and $0.92 diluted income per share for the first six months of 2004. Net income for the three and six months ended June 30, 2005, was higher than in the prior year primarily because of increased oil and gas revenues, partially offset by higher exploration and general and administrative expenses. The following table reflects the increase or decrease in oil and gas sales revenue due to the changes in prices and volumes.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except prices)
Gas production volume (Mcf)	6,837	6,869	13,013	12,461
Gas sales revenue	$48,737	$42,713	$89,127	$74,826
Price per Mcf	$7.13	$6.22	$6.85	$6.00
Increase (decrease) in gas sales revenue due to:
Change in prices	$6,251		$10,592
Change in production volume	(227)		3,709

Total increase in gas sales revenue	$6,024		$14,301

Oil production volume (Bbls)	594	428	999	841
Oil sales revenue	$28,524	$15,552	$47,605	$29,494
Price per barrel	$48.02	$36.34	$47.65	$35.07
Increase in oil sales revenue due to:
Change in prices	$4,999		$10,580
Change in production volume	7,973		7,531

Total increase in oil sales revenue	$12,972		$18,111

Total production Mcfe	10,401	9,437	19,007	17,507
Price per Mcfe	$7.43	$6.17	$7.19	$5.96
      Gas sales revenue for the three and six months ended June 30, 2005, increased by $6.0 million and $14.3 million, or 14% and 19%, respectively, compared to the same periods in 2004. Gas production during the second quarter of 2005 was lower mainly due to a mechanical failure on South Marsh Island block 24, currently undergoing workover operations with production expected to be restored in the third quarter, and the impact of Hurricane Cindy. However, new properties in the Gulf of Mexico increased total production for the six months ended June 30, 2005, compared to the prior year. The increase was partially offset by anticipated depletion of other existing producing properties.
      Oil sales revenue for the respective three and six month periods ended June 30, 2005, compared to the same periods in 2004 increased by $13.0 million, or 83%, and $18.1 million, or 61% because of increased volumes, primarily from our East Cameron block 346 field, and higher average oil prices. Average oil prices increased by $11.68 per barrel, or 32% during the second quarter of 2005 compared to 2004 and by $12.58 per barrel, or 36% for the first six months of 2005 compared to 2004.
      Operating costs and expenses for the second quarter of 2005 compared to the second quarter of 2004 increased by $783,000, or 14%, and for the first six months of 2005 compared to 2004 increased by $934,000, or 8% because of new operated properties in the Gulf of Mexico partially offset by lower workover expenses.

      Exploration expense increased by $4.4 million during the second quarter of 2005 and by $8.9 million during the first six months of 2005 primarily because of higher dry hole expense. Dry hole expense for the first six months of 2005 includes 4 wells in the Gulf of Mexico for a total cost of $17.0 million compared to $6.8 million dry hole expense for the same period in 2004.
      Depreciation, depletion, and amortization expense including the amortization and accretion of the asset retirement obligations increased by $1.6 million during the second quarter of 2005 and by $2.5 million during the first six months of 2005 compared to the same periods in the prior year primarily because of the addition of several new properties partially offset by reserve additions in 2004 on existing properties.
      General and administrative expenses have increased by $1.9 during the second quarter of 2005 and by $2.1 million during the first six months of 2005 compared to the same periods in 2004 primarily because of an increase in stock based compensation expense. Total pre-tax stock based compensation expense for the three and six months ended June 30, 2005 was $1.5 million and $2.1 million, respectively. On April 13, 2005, the board of directors pursuant to the 2004 Stock Incentive Plan approved a restricted stock grant of 665,000 shares. The total cost of the restricted stock grant will be amortized over the five year vesting schedule unless the vesting is accelerated in accordance with the terms of the grant agreement.
      Interest and financing expenses decreased during the second quarter and first six months of 2005 compared to the same periods in 2004 because of lower bank debt. Income tax expense increased primarily due to the increase in income before taxes. Current income tax expense for the three and six months ended June 30, 2005, was $4.2 million, or approximately 31% and 19%, respectively of the total income tax expense.
      Presenting the expenses on a cost per Mcfe of production basis normalizes for the impact of production gains/losses and provides a measure of expense control efficiencies. The following table highlights certain relevant expense items on this basis with barrels of oil converted to Mcf at a ratio of one barrel equals six (6) Mcf.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating costs and expenses	$0.62	$0.60	$0.65	$0.65
Depreciation, depletion and amortization	$1.85	$1.87	$1.85	$1.87
General and administrative expense*	$0.34	$0.17	$0.30	$0.20
Interest and financing expense	$0.01	$0.03	$0.02	$0.03

* Stock based compensation included in general and administrative expense	$0.15	$0.04	$0.11	$0.04
      Expressed in this fashion, year-over-year lease operating expenses for the second quarter of 2005 increased by 3.3% to $0.62 per mcfe compared to the second quarter of 2004 but remained flat for the comparative six month periods.
      Depreciation, depletion, and amortization decreased to $1.85 per mcfe for both the second quarter and first half of 2005, a decrease of $0.02 per mcfe, or 1%, when compared to the same time frames of last year. This was largely due to increased production from new lower cost properties in the offshore Gulf of Mexico.
      Second quarter general and administrative expenses increased 100% from the same period of 2004 to $0.34 per mcfe. The first six months of general and administrative expenses for 2005 were $0.30 per mcfe; an increase of 50% when compared with the prior year’s first half results. The higher expenses reflect the impact of stock based compensation expense associated with the restricted stock grant.
      Interest and financing expenses declined to $0.01 and $0.02 per mcfe for the second quarter and first six months of 2005, respectively, in comparison to the same time frames a year earlier. As discussed above, reduced debt outstanding accounted for this improvement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
      Our revolving bank line of credit is sensitive to changes in interest rates. We have no current debt outstanding under this bank line. The interest rate on this debt is based on a premium of 150 to 225 basis points over the London Interbank Offered Rate (“Libor”). The rate is reset periodically, usually every three months.

Commodity Price Risk
      A vast majority of our production is sold on the spot markets. Accordingly, we are at risk for the volatility in the commodity prices inherent in the oil and gas industry.

Item 4.	Controls and Procedures
      As of the end of the period covered by this report, our management, including our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our management, including the Chief Executive Officer and the Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Further, during the period covered by this report, there was no significant change in internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In July, we implemented new integrated software that is designed to enhance and automate our internal controls.
PART II, OTHER INFORMATION

Item 1.	Legal Proceedings
      We have no material pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None

Item 3.	Defaults upon Senior Securities
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      On May 25, 2005, we held our annual stockholders meeting to elect members to the company’s board of Directors and ratify the selection of the independent outside auditor. The stockholders voted as follows:

Election of Directors	For	Withheld

John E. Goble, Jr.	27,001,291	247,198
William E. Greenwood	27,001,546	246,943
Robert P. Murphy	26,868,988	379,501
David E. Preng	26,868,864	379,625
Thomas W. Rollins	26,988,227	260,262
Alan C. Shapiro	26,714,662	533,847
James A. Watt	26,888,686	359,803

Ratification of Selection of Independent Auditor	For	Against	Abstain

	27,085,812	96,569	7,805

      The members of the Board of Directors do not serve staggered terms of office. All directors elected at the meeting were already members of the board at the time of election.

Item 5.	Other Information
      None

Item 6.	Exhibits

3	.1###	Restated Certificate of Incorporation of Remington Oil and Gas Corporation.

3	.3++	By-Laws as amended of Remington Oil and Gas Corporation.

10	.1**	Pension Plan of Remington Oil and Gas as Amended and Restated Effective January 1, 2000.

10	.2**	Amendment Number One to the Pension Plan of Remington Oil and Gas Corporation.

10	.3##	Amendment Number Two to the Pension Plan of Remington Oil and Gas Corporation.

10	.4##	Amendment Number Three to the Pension Plan of Remington Oil and Gas Corporation.

10	.5***	Amendment Number Four to the Pension Plan of Remington Oil and Gas Corporation.

10	.6+	1997 Stock Option Plan. (as amended June 17, 1999 and May 23, 2001).

10	.7*	Non-Employee Director Stock Purchase Plan.

10	.8##	Form of Employment Agreement effective April 30, 2002, by and between Remington Oil and Gas Corporation and an executive officer.

10	.9#	Form of Contingent Stock Grant Agreement — Directors.

10	.10#	Form of Contingent Stock Grant Agreement — Employees.

10	.11#	Form of Amendment to Contingent Stock Grant Agreement — Directors.

10	.12#	Form of Amendment to Contingent Stock Grant Agreement — Employees.

10	.13###	Remington Oil and Gas Corporation 2004 Stock Incentive Plan.

10	.14+++	First Amendment to Remington Oil and Gas Corporation 2004 Stock Incentive Plan.

10	.15+++	Form of Restricted Stock Agreement (Employees).

10	.16+++	Form of Restricted Stock Agreement (Non-employee Directors).

10	.17+++	Remington Oil and Gas Corporation Executive Severance Plan.

10	.18+++	Remington Oil and Gas Corporation Employee Severance Plan.

31	.1****	Certification of James A. Watt, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2****	Certification of Frank T. Smith, Jr., Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1****	Certification of James A. Watt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2****	Certification of Frank T. Smith, Jr., Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission on March 30, 1998.

#	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000 filed with the Commission on March 16, 2001.

+	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001 filed with the Commission on November 9, 2001.

**	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001 filed with the Commission on March 21, 2002.

##	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2002, filed with the Commission on March 31, 2003.

++	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 2003, filed with the Commission on August 11, 2003.

***	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2003, filed with the Commission on March 12, 2004.

###	Incorporated by reference to the Company’s Form 10K/ A (file number 1-11516) for the fiscal year ended December 31, 2004, filed with the Commission on March 17, 2005.

+++	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended March 31, 2005, filed with the Commission on April 29, 2005.

****	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMINGTON OIL AND GAS CORPORATION

By:	/s/ James A. Watt

James A. Watt
Chairman and Chief Executive Officer
Date: August 1, 2005

By:	/s/ Frank T. Smith, Jr.

Frank T. Smith, Jr.
Senior Vice President/ Finance
Date: August 1, 2005

INDEX TO EXHIBITS

3	.1###	Restated Certificate of Incorporation of Remington Oil and Gas Corporation.

3	.3++	By-Laws as amended of Remington Oil and Gas Corporation.

10	.1**	Pension Plan of Remington Oil and Gas as Amended and Restated Effective January 1, 2000.

10	.2**	Amendment Number One to the Pension Plan of Remington Oil and Gas Corporation.

10	.3##	Amendment Number Two to the Pension Plan of Remington Oil and Gas Corporation.

10	.4##	Amendment Number Three to the Pension Plan of Remington Oil and Gas Corporation.

10	.5***	Amendment Number Four to the Pension Plan of Remington Oil and Gas Corporation.

10	.6+	1997 Stock Option Plan. (as amended June 17, 1999 and May 23, 2001).

10	.7*	Non-Employee Director Stock Purchase Plan.

10	.8##	Form of Employment Agreement effective April 30, 2002, by and between Remington Oil and Gas Corporation and an executive officer.

10	.9#	Form of Contingent Stock Grant Agreement — Directors.

10	.10#	Form of Contingent Stock Grant Agreement — Employees.

10	.11#	Form of Amendment to Contingent Stock Grant Agreement — Directors.

10	.12#	Form of Amendment to Contingent Stock Grant Agreement — Employees.

10	.13###	Remington Oil and Gas Corporation 2004 Stock Incentive Plan.

10	.14+++	First Amendment to Remington Oil and Gas Corporation 2004 Stock Incentive Plan.

10	.15+++	Form of Restricted Stock Agreement (Employees).

10	.16+++	Form of Restricted Stock Agreement (Non-employee Directors).

10	.17+++	Remington Oil and Gas Corporation Executive Severance Plan.

10	.18+++	Remington Oil and Gas Corporation Employee Severance Plan.

31	.1****	Certification of James A. Watt, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2****	Certification of Frank T. Smith, Jr., Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1****	Certification of James A. Watt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2****	Certification of Frank T. Smith, Jr., Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission on March 30, 1998.

#	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000 filed with the Commission on March 16, 2001.

+	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001 filed with the Commission on November 9, 2001.

**	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001 filed with the Commission on March 21, 2002.

##	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2002, filed with the Commission on March 31, 2003.

++	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 2003, filed with the Commission on August 11, 2003.

***	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2003, filed with the Commission on March 12, 2004.

###	Incorporated by reference to the Company’s Form 10K/ A (file number 1-11516) for the fiscal year ended December 31, 2004, filed with the Commission on March 17, 2005.

+++	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended March 31, 2005, filed with the Commission on April 29, 2005.

****	Filed herewith.