Form 10-Q
period 2005-09-30
REMINGTON OIL & GAS CORP
filed 2005-11-02
CIK 874992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      There were 28,743,631 outstanding shares of Common Stock, $0.01 par value, on October 31, 2005.

Remington Oil and Gas Corporation

PART I, FINANCIAL INFORMATION

Item 1.	Financial Statements
Remington Oil and Gas Corporation
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except
	share data)
ASSETS
Current assets
Cash and cash equivalents	$76,414	$58,659
Accounts receivable	46,828	49,582
Prepaid expenses and other current assets	9,869	5,199

Total current assets	133,111	113,440

Properties
Oil and natural gas properties (successful-efforts method)	889,167	744,215
Other properties	4,101	3,145
Accumulated depreciation, depletion and amortization	(458,503)	(409,591)

Total properties	434,765	337,769

Other assets	1,188	1,905

Total assets	$569,064	$453,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$75,514	$69,339

Total current liabilities	75,514	69,339

Long-term liabilities
Asset retirement obligation	19,598	16,030
Deferred income tax liability	77,403	53,785

Total long-term liabilities	97,001	69,815

Total liabilities	172,515	139,154

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 28,745,588 shares issued and 28,711,229 shares outstanding in 2005, 27,883,698 shares issued and 27,849,339 shares outstanding in 2004	287	279
Additional paid-in capital	147,771	132,334
Restricted common stock	24,453	6,749
Unearned compensation	(20,987)	(5,593)
Retained earnings	245,025	180,191

Total stockholders’ equity	396,549	313,960

Total liabilities and stockholders’ equity	$569,064	$453,114

See accompanying Notes to Condensed Consolidated Financial Statements.

Remington Oil and Gas Corporation
Condensed Consolidated Statements of Income

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per-share amounts)
Revenues
Gas sales	$48,301	$42,724	$137,312	$117,550
Oil sales	22,923	17,180	70,528	46,674
Other income	660	192	1,491	417

Total revenues	71,884	60,096	209,331	164,641

Costs and expenses
Operating	8,378	6,784	20,645	18,860
Exploration	8,022	5,562	27,992	15,968
Depreciation, depletion and amortization	14,534	18,504	49,777	51,267
Impairment expense	310	3,422	964	8,408
General and administrative	3,625	1,271	9,291	4,818
Interest and financing	141	305	487	783

Total costs and expenses	35,010	35,848	109,156	100,104

Income before taxes	36,874	24,248	100,175	64,537

Income tax expense	12,999	8,609	35,341	22,911

Net income	$23,875	$15,639	$64,834	$41,626

Basic income per share	$0.83	$0.57	$2.28	$1.53

Diluted income per share	$0.79	$0.55	$2.19	$1.47

Weighted average shares outstanding (Basic)	28,650	27,596	28,404	27,286

Weighted average shares outstanding (Diluted)	30,039	28,503	29,601	28,294

See accompanying Notes to Condensed Consolidated Financial Statements.

Remington Oil and Gas Corporation
Condensed Consolidated Statements of Cash Flows

	Nine Months
	Ended
	September 30,

	2005	2004

	(Unaudited)
	(In thousands)
Cash flow provided by operations
Net income	$64,834	$41,626
Adjustments to reconcile net income
Depreciation, depletion and amortization	49,777	51,267
Deferred income taxes	23,618	22,601
Amortization of deferred charges	130	137
Dry hole costs	23,019	9,229
Impairment costs	964	8,408
Cash paid for dismantlement costs	(685)	(1,064)
Stock based compensation	3,456	939
Tax benefit from exercise of stock options	4,878	—
Changes in working capital
Decrease (increase) in accounts receivable	3,432	(9,028)
Increase in prepaid expenses and other current assets	(3,811)	(1,975)
Increase in accounts payable and accrued liabilities	6,175	6,351

Net cash flow provided by operations	175,787	128,491

Cash from investing activities
Payments for capital expenditures	(167,173)	(114,212)

Net cash (used in) investing activities	(167,173)	(114,212)

Cash from financing activities
Payments on notes payable and other long-term payables	—	(13,000)
Common stock issued	9,796	4,770
Loan origination costs	(280)	—
Treasury stock acquired and retired	(375)	(645)

Net cash (used in) provided by financing activities	9,141	(8,875)

Net increase in cash and cash equivalents	17,755	5,404
Cash and cash equivalents at beginning of period	58,659	31,408

Cash and cash equivalents at end of period	$76,414	$36,812

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
      We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first nine months of 2005. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 2004 Form 10-K/A. The income statements for the three and nine months ended September 30, 2005, cannot necessarily be used to project results for the full year. We have made certain reclassifications to prior year financial statements in order to conform to current year presentations.

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
      We will adopt the provisions of SFAS 123(R) using the modified prospective method. As permitted by SFAS 123, we currently account for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations. Therefore, we do not recognize compensation expenses associated with employee stock options. Currently, since all of our outstanding stock options have vested prior to the adoption of SFAS 123(R), we will not recognize any expenses associated with these prior stock option grants. However, the adoption of SFAS 123(R) fair value method could have a significant impact on our future results of operations for future stock or stock option grants but no impact on our overall financial position. Had we adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the pro forma net income and income per-share disclosures. The adoption of SFAS 123(R) will have no effect on our outstanding stock grant awards.

Remington Oil and Gas Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)
      SFAS 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce our future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows from such excess tax deductions were $4.1 million during the year ended December 31, 2004 and $4.9 million for the first nine months of 2005.
      In April 2005, the Financial Accounting Standards Board issued Staff Position No. FAS 19-1, “Accounting for Suspended Well Costs (“FAS 19-1”). FAS 19-1 amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” (“SFAS 19”), to allow continued capitalization of exploratory well costs beyond one year from the date drilling was completed under circumstances where the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. FAS 19-1 also amends SFAS 19 to require enhanced disclosures of suspended exploratory well costs in the notes to the financial statements for annual and interim periods when there has been a significant change from the previous disclosure. The guidance in FAS 19-1 is effective for the first reporting period beginning after April 4, 2005. We included the disclosures required by FAS 19-1 in our 10-K/ A for the year ended December 31, 2004. The adoption of FAS 19-1 did not have a material impact on our consolidated financial position or results of operations.

Note 2.	Net Income per Share

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per-share amounts)
Net income	$23,875	$15,639	$64,834	$41,626
Basic income per share	$0.83	$0.57	$2.28	$1.53

Diluted income per share	$0.79	$0.55	$2.19	$1.47

Weighted average common stock
Total common shares for basic income per share	28,650	27,596	28,404	27,286
Dilutive stock options outstanding (treasury stock method)	465	778	493	857
Restricted common stock grant	924	129	704	151

Total common shares for diluted income per share	30,039	28,503	29,601	28,294

Non-dilutive stock options outstanding	248	888	220	787

Remington Oil and Gas Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 3.	Stock Based Compensation
      Included in our general and administrative costs is pre-tax stock based compensation expense (accounted for under Accounting Principles Board Opinion 25) as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
Stock based compensation	$1,406	$207	$3,456	$939
      The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of Statement of Financial Accounting Standards No. 123 had been applied:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per-share amounts)
As reported:
Net income	$23,875	$15,639	$64,834	$41,626
Basic income per share	$0.83	$0.57	$2.28	$1.53
Diluted income per share	$0.79	$0.55	$2.19	$1.47
Stock based compensation (net of tax at statutory rate of 35%) included in net income as reported	$914	$135	$2,246	$610
Stock based compensation (net of tax at statutory rate of 35%) if using the fair value method as applied to all awards	$914	$1,665	$2,246	$4,935
Pro forma (if using the fair value method applied to all awards):
Net income	$23,875	$14,109	$64,834	$37,301
Basic income per share	$0.83	$0.51	$2.28	$1.37
Diluted income per share	$0.79	$0.50	$2.19	$1.32
Weighted average shares used in computation
Basic	28,650	27,596	28,404	27,286
Diluted	30,039	28,503	29,601	28,294
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

Remington Oil and Gas Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 4.	Pension Benefits

Components of Net Periodic Pension Benefit Costs

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
Service costs	$136	$148	$409	$444
Interest costs on projected benefit obligation	96	93	289	280
Expected return on plan assets	(128)	(118)	(386)	(354)
Recognized net actuarial loss	24	39	71	115
Amortization of prior service costs	1	1	2	3

Net periodic pension benefit costs	$129	$163	$385	$488

Employer Contributions
      We disclosed in our financial statements for the year ended December 31, 2004, that we do not expect to make a contribution to the plans in 2005. During the nine months ended September 30, 2005, we made no contributions to the plans. At this time we do not expect to make a contribution for 2005.

Note 5.	Commitments and Contingencies
      During the third quarter we experienced disruptions to our exploration and production activities and damage as a result of four Gulf of Mexico hurricanes. While Hurricanes Dennis and Emily resulted in production shut-ins and extra expense as a result of personnel evacuations at our offshore facilities, we did not suffer any material property damage from Hurricanes Dennis and Emily. However, Hurricanes Katrina and Rita caused varying levels of damage to Company owned properties in the Gulf of Mexico. Seven of our fifty owned facilities are damaged to the extent that repairs are needed to restore production. In addition, twenty-five facilities contributing sixty-seven percent of our pre-storm offshore daily production remain shut in due to third party pipeline and facilities that have yet to reopen.
      We have insurance for damage to our offshore properties, including producing and drilling wells, platforms, pipelines and lost-production. The insurance policy covering physical damage has a deductible that must be satisfied before we may be indemnified for its loss. The deductible under the policy is approximately $2 million net. Until the costs of repair exceed the amount of the deductible, they will be recorded as lease operating expenses. The policy has an indemnity limit of $129 million for physical damage to our platforms and pipelines.
      Our lost production policy carries a 60 day waiting period (deductible). Most of our producing properties are covered by this policy for a maximum coverage of 180 to 365 days depending on water depth. The policy has an indemnity limit of $344 million. Some of our producing properties may not have insurance coverage for damage to third-party pipelines and facilities, which may prevent our properties from producing.
      We believe we have insurance coverage for the losses associated with the hurricanes, and are not aware of any reason that coverage will be denied or limited; nonetheless, it is possible that the insurance companies will contest our claims under the policy. We expect that our available cash on hand, cash flow from operations and the availability of our credit facility and shelf registration will be sufficient to meet any uninsured expenditures.
      We have no material pending legal proceedings.

Remington Oil and Gas Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 6.	Note Payable
      On September 9, 2005, we increased our credit facility from $150 million to $200 million and the associated borrowing base from $100 million to $150 million. Interest only is payable quarterly through September 2009, at which time the line expires and all principal becomes due, unless the line is extended or renegotiated. As of September 30, 2005, there were no borrowings outstanding under this facility.
      The most significant financial covenants in the line of credit include, among others, maintaining a minimum current ratio (as defined in the facility agreement) of 1.0 to 1.0, a minimum tangible net worth of $175.0 million plus 50% of net income (accumulated from the closing date of the facility agreement) and 75% of the net proceeds of any corporate equity offering, and interest coverage of 2.5 to 1.0. We are currently in compliance with these financial covenants. If we do not comply with these covenants, the lenders have the right to refuse to advance additional funds under the facility and/or declare all principal and interest immediately due and payable.

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
Liquidity and Capital Resources
      On September 30, 2005, our current assets exceeded our current liabilities by $57.6 million. Our current ratio was 1.76 to 1. During the first nine months of 2005 compared to the first nine months of 2004, net cash flow provided by operations increased by $47.3 million, or 36.8%, primarily because of higher oil and gas revenues. Oil and gas revenues increased by $43.6 million, or 26.6%, because average prices increased $1.93 per Mcfe, or 32.6% offset partially by a decrease in production of 1.2 Bcfe (Bcf equivalents), or 4.5%.
      We initially budgeted $144.6 million for capital expenditures during 2005. The capital and exploration budget included $78.8 million for 28 exploratory wells, $41.3 million for offshore platforms and development drilling, and $24.5 million for workovers and property and seismic acquisitions. This capital and exploration budget assumed no exploratory completions or follow-up development activities on new discoveries. When our exploratory drilling results in new discoveries, we expend additional capital for completion, development, and potential additional opportunities generated by our successes. Consistent with this strategy, our capital expenditures during the first nine months of 2005 totaled $167.2 million. The expenditures were incurred primarily to drill and complete wells and fabricate and install new platforms and facilities in the Gulf of Mexico. Based on results year to date and assuming that we continue at the historical success rates, the 2005 capital expenditures were estimated to be between $210 million to $230 million. However, the effects of Hurricane Rita (see “Hurricanes” below) may alter the timing of the capital program. Drilling activities have been halted at the East Cameron Block 346 field. Prior to Hurricane Rita, we were drilling the A-15. The storm toppled the drilling rig, and we are currently waiting on the drilling contractor to remove rig debris around the platform. We plan to deploy a drilling rig to finish the well. Drilling has resumed at the Ship Shoal Block 250 #1 exploratory well. The storm also toppled this drilling rig. We have resumed drilling with another drilling unit. We operate Ship Shoal Block 250 #1 with a 60% working interest. We currently have plans to drill two or three additional exploratory wells by year end. We have two operated rigs working and one non-operated and expect to pick up another operated rig by year end. Due to the loss of two of our operated rigs as a result of Hurricane Rita, three to five wells planned for 2005 will be deferred until 2006. Additionally, due to the active storm season in the Gulf of Mexico this year, the arrival of our contracted semi submersible rig is now expected to commence its deeper water program in the 2nd quarter of 2006. Nevertheless, we have brought on two new facilities since Hurricane Rita and reestablished production at the South Marsh Island 24 bringing current daily offshore production to 41 Mmcfe (net) per day and total company volumes to 48 Mmcfe (net) per day. We expect that our cash and estimated future cash flow from operations will be adequate to fund these expenditures for the remainder of 2005. In addition to our existing cash and estimated cash flow from operations, we have a $200 million credit facility with an available borrowing base of $150 million. We also have a $200 million shelf registration that has been in effect since December 2003 that would allow us to issue common stock, debt securities, preferred stock, and/or warrants.
      On September 9, 2005, we increased our credit facility from $150 million to $200 million and the associated borrowing base from $100 million to $150 million. Interest only is payable quarterly through September 2009, at which time the line expires and all principal becomes due, unless the line is extended or renegotiated. As of September 30, 2005, there were no borrowings outstanding under this facility.
Hurricanes
      During the third quarter we experienced multiple production disruptions by four hurricanes resulting in production shut-ins of approximately 27 days. Hurricanes Dennis and Emily in July of this year resulted in production shut-ins and extra expense as a result of personnel evacuations at our offshore facilities. We did not suffer any material property damage from these two storms. Damages as a result of Hurricanes Katrina and Rita to Company owned properties in the Gulf of Mexico vary. Of our fifty owned facilities in the Gulf of Mexico, seven are damaged to the extent that repairs are needed to restore production. These properties contributed approximately 11% of our pre-storm (August 25, 2005) offshore daily production volumes. Fifteen facilities are currently producing approximately 24 Mmcfe (net) per day, or 22% of its pre-storm offshore daily production.
      Twenty-five facilities contributing sixty-seven percent of our pre-storm offshore daily production remain shut-in due to third-party pipeline and facilities that have yet to reopen. We estimate, based on news releases and discussions with the various third party pipeline companies, that approximately 36 Mmcfe/d (net) will be restored over the next 30–45 days with the remaining shut-in production expected to come online during the first quarter of 2006. Approximately 7% of our total pre-storm volumes were from onshore producing areas. Based on available estimates and information, mainly from third parties, we anticipate fourth quarter production between 4.0 and 6.0 Bcfe or 35%–50% of planned volumes.
      We have insurance for damage to our offshore properties, including producing and drilling wells, platforms, pipelines and lost-production. We have provided notice of our claims for damage caused by the hurricanes to the insurance companies, and are awaiting a response to these claims. The insurance policy covering physical damage has a deductible that must be satisfied before we may be indemnified for its loss. The deductible under the policy is approximately $2 million net. Until the costs of repair exceed the amount of the deductible, they will be recorded as lease operating expenses. The policy has an indemnity limit of $129 million for physical damage to our platforms and pipelines.
      Our lost production policy carries a 60 day waiting period (deductible). Most of our producing properties are covered by this policy for a maximum coverage of 180 to 365 days depending on water depth. The policy has an indemnity limit of $344 million. Some of our producing properties may not have insurance coverage for damage to third-party pipelines and facilities, which may prevent our properties from producing.
      We believe we have insurance coverage for the losses associated with the hurricanes, and are not aware of any reason that coverage will be denied or limited; nonetheless, it is possible that the insurance companies will contest our claims under the policy. We expect that our available cash on hand, cash flow from operations and the availability of our credit facility and shelf registration will be sufficient to meet any uninsured expenditures.
Results of Operations
      We recorded net income for the three months ended September 30, 2005, of $23.9 million or $0.83 basic income per share and $0.79 diluted income per share compared to $15.6 million or $0.57 basic income per share and $0.55 diluted income per share for the three months ended September 30, 2004. For the first nine months of 2005 we recorded net income of $64.8 million or $2.28 basic income per share and $2.19 diluted income per share compared to $41.6 million or $1.53 basic income per share and $1.47 diluted income per share for the first nine months of 2004. Net income for the three and nine months ended September 30, 2005, was higher than in the prior year primarily because of increased oil and gas revenues, partially offset by higher exploration and general and administrative expenses. The following table reflects the increase or decrease in oil and gas sales revenue due to the changes in prices and volumes.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except prices)
Gas production volume (Mcf)	5,168	7,728	18,181	20,189
Gas sales revenue	$48,301	$42,724	$137,312	$117,550
Price per Mcf	$9.35	$5.53	$7.55	$5.82
Increase (decrease) in gas sales revenue due to:
Change in prices	$29,521		$34,927
Change in production volume	(23,944)		(15,165)

Total increase in gas sales revenue	$5,577		$19,762

Oil production volume (Bbls)	386	416	1,385	1,258
Oil sales revenue	$22,923	$17,180	$70,528	$46,674
Price per barrel	$59.39	$41.30	$50.92	$37.10
Increase in oil sales revenue due to:
Change in prices	$7,525		$17,386
Change in production volume	(1,782)		6,468

Total increase in oil sales revenue	$5,743		$23,854

Total production Mcfe	7,484	10,224	26,491	27,737
Price per Mcfe	$9.52	$5.86	$7.85	$5.92
      Gas sales revenue for the three and nine months ended September 30, 2005, increased by $5.6 million and $19.8 million, or 13.1% and 16.8%, respectively, compared to the same periods in 2004. Gas production during the third quarter of 2005 was lower mainly due to shut-ins for Hurricanes Katrina and Rita and the subsequent damage to platforms and pipeline infrastructure in the Gulf of Mexico. However, new properties in the Gulf of Mexico partially offset the lower production caused by the two hurricanes.
      Oil sales revenue for the respective three and nine month periods ended September 30, 2005, compared to the same periods in 2004 increased by $5.7 million, or 33.4%, and $23.9 million, or 51.1% because of increased volumes during the nine months ended September 30, 2005 , primarily from our East Cameron block 346 field, and higher average oil prices. Average oil prices increased by $18.09 per barrel, or 43.8% during the third quarter of 2005 compared to 2004, and by $13.82 per barrel, or 37.3% for the first nine months of 2005 compared to 2004.
      Operating costs and expenses for the third quarter of 2005 compared to the third quarter of 2004 increased by $1.6 million, or 23.5%, and for the first nine months of 2005 compared to 2004 increased by

$1.8 million, or 9.5% because of workover operations to restore production to our South Marsh block 24 property, as well as expenses for new operated properties in the Gulf of Mexico.
      Exploration expense increased by $2.5 million during the third quarter of 2005 due to an increase in dry hole expense partially offset by fewer purchases of 3-D seismic data. Exploration expense increased by $12.0 million during the first nine months of 2005 primarily because of higher dry hole expense. Dry hole expense for the first nine months of 2005 includes 8 wells in the Gulf of Mexico for a total cost of $23.0 million compared to $9.2 million dry hole expense for the same period in 2004.
      Depreciation, depletion, and amortization expense including the amortization and accretion of the asset retirement obligations decreased by $4.0 million during the third quarter of 2005 and by $1.5 million during the first nine months of 2005 compared to the same periods in the prior year primarily because of the decrease in oil and gas production.
      General and administrative expenses increased by $2.4 million during the third quarter of 2005 and by $4.5 million during the first nine months of 2005 compared to the same periods in 2004 primarily because of an increase in stock based compensation expense. Total pre-tax stock based compensation expense for the three and nine months ended September 30, 2005 was $1.4 million and $3.5 million, respectively. On April 13, 2005, the board of directors pursuant to the 2004 Stock Incentive Plan approved a restricted stock grant of 665,000 shares for employees and directors. The total cost of the restricted stock grant will be amortized over the five year vesting schedule unless the vesting is accelerated in accordance with the terms of the grant agreement.
      Interest and financing expenses decreased during the third quarter and first nine months of 2005 compared to the same periods in 2004 because of lower bank debt. Income tax expense increased primarily due to the increase in income before taxes. Current income tax expense for the three and nine months ended September 30, 2005 was $2.6 million and $6.8 million, or approximately 20.0% and 19.2%, respectively of the total income tax expense.
      Presenting the expenses on a cost per Mcfe of production basis normalizes for the impact of production gains/ losses and provides a measure of expense control efficiencies. The following table highlights certain relevant expense items on this basis with barrels of oil converted to Mcf at a ratio of one barrel equals six (6) Mcf.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating costs and expenses	$1.12	$0.66	$0.78	$0.68
Depreciation, depletion and amortization	$1.94	$1.81	$1.88	$1.85
General and administrative expense*	$0.48	$0.12	$0.35	$0.17
Interest and financing expense	$0.02	$0.03	$0.02	$0.03

* Stock based compensation included in general and administrative expense	$0.19	$0.02	$0.13	$0.03
      Expressed in this fashion, year-over-year lease operating expenses for the third quarter and first nine months of 2005 increased by 69.7% to $1.12 per mcfe and 14.7% to $0.78 per mcfe, respectively, compared to the same periods of 2004 due to an increase in workovers and the decrease in production from hurricanes in the offshore Gulf of Mexico. Workovers increased by 1,150% to $0.25 per mcfe and 50% to $0.12 per mcfe for the third quarter and first nine months of 2005, respectively, compared to the same time frames of last year.
      Depreciation, depletion, and amortization increased by 7.2% to $1.94 per mcfe and 1.6% to $1.88 per mcfe for the third quarter and first nine months of 2005, respectively, compared to the same time frames of last year primarily due to the decrease in oil and gas production.

      Third quarter general and administrative expenses increased 300% from the same period of 2004 to $0.48 per mcfe. The first nine months of general and administrative expenses for 2005 were $0.35 per mcfe; an increase of 106% when compared with the same periods in the prior year. The higher expenses reflect the impact of stock based compensation expense associated with the restricted stock grant and much lower than anticipated production in the third quarter due to hurricanes.
      Interest and financing expenses declined to $0.02 per mcfe for the third quarter and first nine months of 2005, in comparison to the same time frames a year earlier. As discussed above, reduced debt outstanding accounted for this improvement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk
      Our revolving bank line of credit is sensitive to changes in interest rates. We have no current debt outstanding under this bank line. The interest rate on this debt is based on a premium of 100 to 200 basis points over the London Interbank Offered Rate (“Libor”). The rate is reset periodically, usually every three months.
     Commodity Price Risk
      A vast majority of our production is sold on the spot markets. Accordingly, we are at risk for the volatility in the commodity prices inherent in the oil and gas industry.

Item 4.	Controls and Procedures
      As of the end of the period covered by this report, our management, including our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our management, including the Chief Executive Officer and the Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Further, during the period covered by this report, we implemented new integrated software that is designed to enhance and automate our internal controls over financial reporting.

PART II, OTHER INFORMATION

Item 1.	Legal Proceedings
      We have no material pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None

Item 3.	Defaults upon Senior Securities
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      None

Item 5.	Other Information
      None

Item 6.	Exhibits

3	.1###	Restated Certificate of Incorporation of Remington Oil and Gas Corporation.
3	.3++	By-Laws as amended of Remington Oil and Gas Corporation.
10	.1**	Pension Plan of Remington Oil and Gas as Amended and Restated Effective January 1, 2000.
10	.2**	Amendment Number One to the Pension Plan of Remington Oil and Gas Corporation.
10	.3##	Amendment Number Two to the Pension Plan of Remington Oil and Gas Corporation.
10	.4##	Amendment Number Three to the Pension Plan of Remington Oil and Gas Corporation.
10	.5***	Amendment Number Four to the Pension Plan of Remington Oil and Gas Corporation.
10	.6+	1997 Stock Option Plan (as amended June 17, 1999 and May 23, 2001).
10	.7*	Non-Employee Director Stock Purchase Plan.
10	.8##	Form of Employment Agreement effective April 30, 2002, by and between Remington Oil and Gas Corporation and an executive officer.
10	.9#	Form of Contingent Stock Grant Agreement — Directors.
10	.10#	Form of Contingent Stock Grant Agreement — Employees.
10	.11#	Form of Amendment to Contingent Stock Grant Agreement — Directors.
10	.12#	Form of Amendment to Contingent Stock Grant Agreement — Employees.
10	.13###	Remington Oil and Gas Corporation 2004 Stock Incentive Plan.
10	.14+++	First Amendment to Remington Oil and Gas Corporation 2004 Stock Incentive Plan.
10	.15+++	Form of Restricted Stock Agreement (Employees).
10	.16+++	Form of Restricted Stock Agreement (Non-employee Directors).
10	.17+++	Remington Oil and Gas Corporation Executive Severance Plan.
10	.18+++	Remington Oil and Gas Corporation Employee Severance Plan.
31	.1****	Certification of James A. Watt, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2****	Certification of Frank T. Smith, Jr., Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1****	Certification of James A. Watt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2****	Certification of Frank T. Smith, Jr., Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission on March 30, 1998.

#	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000 filed with the Commission on March 16, 2001.

+	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001 filed with the Commission on November 9, 2001.

**	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001 filed with the Commission on March 21, 2002.

##	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2002, filed with the Commission on March 31, 2003.

++	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 2003, filed with the Commission on August 11, 2003.

***	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2003, filed with the Commission on March 12, 2004.

###	Incorporated by reference to the Company’s Form 10K/ A (file number 1-11516) for the fiscal year ended December 31, 2004, filed with the Commission on March 17, 2005.

+++	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended March 31, 2005, filed with the Commission on April 29, 2005.

****	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMINGTON OIL AND GAS CORPORATION

By:	/s/ James A. Watt

James A. Watt
Chairman and Chief Executive Officer
Date: November 1, 2005

By:	/s/ Frank T. Smith, Jr.

Frank T. Smith, Jr.
Senior Vice President/ Finance
Date: November 1, 2005

INDEX TO EXHIBITS

3	.1###	Restated Certificate of Incorporation of Remington Oil and Gas Corporation.
3	.3++	By-Laws as amended of Remington Oil and Gas Corporation.
10	.1**	Pension Plan of Remington Oil and Gas as Amended and Restated Effective January 1, 2000.
10	.2**	Amendment Number One to the Pension Plan of Remington Oil and Gas Corporation.
10	.3##	Amendment Number Two to the Pension Plan of Remington Oil and Gas Corporation.
10	.4##	Amendment Number Three to the Pension Plan of Remington Oil and Gas Corporation.
10	.5***	Amendment Number Four to the Pension Plan of Remington Oil and Gas Corporation.
10	.6+	1997 Stock Option Plan (as amended June 17, 1999 and May 23, 2001).
10	.7*	Non-Employee Director Stock Purchase Plan.
10	.8##	Form of Employment Agreement effective April 30, 2002, by and between Remington Oil and Gas Corporation and an executive officer.
10	.9#	Form of Contingent Stock Grant Agreement — Directors.
10	.10#	Form of Contingent Stock Grant Agreement — Employees.
10	.11#	Form of Amendment to Contingent Stock Grant Agreement — Directors.
10	.12#	Form of Amendment to Contingent Stock Grant Agreement — Employees.
10	.13###	Remington Oil and Gas Corporation 2004 Stock Incentive Plan.
10	.14+++	First Amendment to Remington Oil and Gas Corporation 2004 Stock Incentive Plan.
10	.15+++	Form of Restricted Stock Agreement (Employees).
10	.16+++	Form of Restricted Stock Agreement (Non-employee Directors).
10	.17+++	Remington Oil and Gas Corporation Executive Severance Plan.
10	.18+++	Remington Oil and Gas Corporation Employee Severance Plan.
31	.1****	Certification of James A. Watt, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2****	Certification of Frank T. Smith, Jr., Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1****	Certification of James A. Watt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2****	Certification of Frank T. Smith, Jr., Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission on March 30, 1998.

#	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000 filed with the Commission on March 16, 2001.

+	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001 filed with the Commission on November 9, 2001.

**	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001 filed with the Commission on March 21, 2002.

##	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2002, filed with the Commission on March 31, 2003.

++	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 2003, filed with the Commission on August 11, 2003.

***	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2003, filed with the Commission on March 12, 2004.

###	Incorporated by reference to the Company’s Form 10K/A (file number 1-11516) for the fiscal year ended December 31, 2004, filed with the Commission on March 17, 2005.

+++	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended March 31, 2005, filed with the Commission on April 29, 2005.
****	Filed herewith.