Form 10-K/A
period 2005-12-31
REMINGTON OIL & GAS CORP
filed 2006-03-28
CIK 874992

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

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY PARAGRAPH

We are filing this amendment to Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006, to add the information required in Items 10, 11, 12, 13, and 14 as we stated we would do in the above referenced March 14, 2006, filing. In addition, attached as Exhibits are the certifications of our Chief Executive Officer and Principal Financial Officer required by the Securities and Exchange Commission to be attached to this amendment.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The following information relates to the members of our board of directors or executive officers during 2005. Each director holds office until his successor is elected and qualified or until his resignation or removal. Executive officers hold their respective offices at the pleasure of the board of directors.

John E. Goble, Jr., CPA, 59, Director since 1997 (Independent)

Positions with us:

•	Member — Audit Committee (Chairman)

Employment:

•	Byrd Investments — Investment and financial advisor since 1986

Outside directorships:

•	Miracle of Pentecost Foundation

Education:

•	Bachelor of Business Administration — Southern Methodist University

William E. Greenwood, 67, Director since April 1997 (Independent)

Positions with us:

•	Member — Audit Committee
•	Member — Nominating and Corporate Governance Committee

Employment:

•	Consultant since 1995
•	Director and Chief Operating Officer — Burlington Northern Railroad Corporation from 1990 until 1994

Outside directorships:

•	Transport Dynamics Inc. (Chairman)
•	President — Mendota Museum and Historical Society

Education:

•	Bachelor of Science — Marquette University

Robert P. Murphy, 47, Director since May 2003

Positions with us:

•	Chief Operating Officer since October 2000
•	President since 2004

Previous employment:

•	Director — Cairn Energy USA, Inc., May 1996-November 1997
•	Vice President — Exploration — Cairn Energy USA, March 1993-January 1998
•	Exploration Geologist — Cairn Energy USA, 1990-March 1993

Outside directorships:

•	Director — Lakehill Preparatory School

Education:

•	Bachelor of Science in Geology — The University of Texas at Austin
•	Master of Science in Geosciences — The University of Texas at Dallas

David E. Preng, 59, Director since April 1997 (Independent)

Positions with us:

•	Lead Independent Director
•	Member — Nominating and Corporate Governance Committee (Chairman)
•	Member — Compensation Committee
•	Member — Executive Committee

Employment:

•	Chief Executive Officer and President since 1980 — Preng and Associates, an international executive search firm specializing in the energy industry

Outside directorships:

•	Director — National Association of Corporate Directors, Houston Chapter
•	Director — Community National Bank
•	Director — Texas A&M University International Board
•	Fellow — Institute of Directors
•	Director — BPI Energy Holdings, Inc.
•	Director — Maverick Oil and Gas, Inc.

Education:

•	Bachelor of Science in Business Administration — Marquette University
•	Master of Business Administration — DePaul University

Thomas W. Rollins, 74, Director since July 1996 (Independent)

Positions with us:

•	Member — Nominating and Corporate Governance Committee
•	Member — Compensation Committee
•	Member — Executive Committee (Chairman)

Employment:

•	Chief Executive Officer since 1985 — Rollins Resources, a natural gas and oil consulting firm
•	Previously held executive positions and/or directorships with Shell Oil Company, Pennzoil Company, Florida Gas Transmission Company, Pogo Producing Company, Magma Copper Company and Felmont Oil Corporation.

Outside directorships:

•	Director — Galaxy Energy Corporation, a publicly ration and production company currently with properties in Wyoming, Northeast Texas, Montana and Europe
•	Director — Pheasant Ridge Winery
•	Director — The Teaching Company

Education:

•	Geological Engineering Degree and Distinguished Graduate Medalist — The Colorado School of Mines

Alan C. Shapiro, 60, Director since May 1994 (Independent)

Positions with us:

•	Member — Compensation Committee (Chairman)
•	Member — Audit Committee

Employment:

•	The Ivadelle and Theodore Johnson Professor of Banking and Finance in the Department of Finance and Business Economics, Marshall School of Business, University of Southern California, since 1992

•	Chairman of the Department of Finance and Business Economics, University of Southern California, 1993-1998
•	Frequent consultant and expert witness to business and government

Publications:

•	Multinational Financial Management, a best selling textbook used in MBA programs worldwide
•	Numerous other books and articles

Outside Trusteeships

•	Pacific Corporate Group Private Equity Fund

Education:

•	Bachelor of Arts in Mathematics — Rice University
•	Ph.D. in Economics — Carnegie Mellon University

James A. Watt, 56, Director since September 1997

Positions with us:

•	Chief Executive Officer since February 1998
•	Chairman since May 2003
•	Member — Executive Committee

Positions with our affiliates:

•	CKB Petroleum, Inc.

—	Director and President since January 1999

•	CKB & Associates, Inc.

—	Director and President since January 1999

Previous employment highlights:

•	Vice President/Exploration — Seagull E&P, Inc., 1993-1997
•	Vice President/Exploration and Exploitation — Nerco Oil & Gas, Inc., 1991-1993

Education:

•	Bachelor of Science in Physics — Rensselaer Polytechnic Institute

Frank T. Smith, Jr.               Age: 60

Position with us:

•	Senior Vice President/Finance since July 2004
•	Secretary since March 2005

Positions with our affiliates:

•	CKB Petroleum, Inc. — Senior Vice President/Finance since 2004
•	CKB & Associates, Inc. — Senior Vice President/Finance since 2004

Recent Previous Employment:

•	Executive Vice President & Manager of Energy Lending, Bank of Texas, 1997-2003
•	Director, Energy & Utilities Group, Bank of Boston, 1990-1997

Education:

•	Master of Business Administration, The Wharton School of the University of Pennsylvania
•	Master of Education, University of Delaware
•	Bachelor of Science, University of Delaware

Steven J. Craig               Age: 54

Position with us:

•	Senior Vice President/Planning and Administration since April 1997

Positions with our affiliates:

•	CKB Petroleum, Inc.

—	Director and Vice President since January 1999

•	CKB & Associates, Inc.

—	Director and Vice President since January 1999

Education:

•	Bachelor of Arts in Economics — Southern Methodist University
•	Master of Business Administration in Finance and Quantitative Analysis — Southern Methodist University

Gregory B. Cox               Age: 52

Position with us:

•	Senior Vice President/Exploration
•	Vice President/Exploration since January 2002

Education:

•	Bachelor of Science in Geology — University of Texas at Arlington

Edward V. Howard, CPA               Age: 43

Positions with us:

•	Vice President/Controller since March 1992
•	Assistant Secretary since October 1997

Education:

•	Bachelor of Business Administration — West Texas State University

Code of Ethics

We have adopted a code of ethics (our “Code of Business Conduct and Ethics” previously filed with the Commission and accessible on our website) that applies to all directors and employees including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer.

Except for Mr. Rollins’ position as a director of Galaxy Energy Corporation and his consulting practice, and Mr. Preng’s positions as a director of Maverick Oil and Gas, Inc., and BPI Energy Holdings, Inc. no director has a significant personal interest in the exploration, development of production of oil and gas. Mr. Rollins and Mr. Preng are required to abstain on matters in which there may be a conflict of interest between us and Galaxy, Mr. Rollins consulting clients, Maverick, or BPI. We believe that neither Galaxy, Maverick nor BPI have any current activities in our areas of interest.

Litigation Involving Directors and Executive Officers

We know of no reportable litigation involving the directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon our review of Forms 3, 4, and 5 received by us for 2004, all persons required by Section 16(a) of the Securities Exchange Act of 1934 (“the Act”) to file such forms complied with Section 16(a) of the Act except for one report on Form 4 for Mr. Murphy filed two business days late covering one stock option exercise transaction.

Audit Committee Financial Expert

Our Board of Director has determined that all three members of the Audit Committee are independent directors and are financially literate as defined in the New York Stock Exchange listing standards and that John E. Goble, Jr. is an Audit Committee Financial Expert as defined by Securities and Exchange Commission Rules.

Item 11.	Executive Compensation.

The following table summarizes the compensation paid by the Company during 2005, 2004, and 2003 to the Company’s Chief Executive Officer and its four most highly compensated executive officers, other than the Chief Executive Officer, whose total annual salary and bonus in 2005 exceeded $100,000.

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation				Securities
				Other	Restricted	Underlying	All
				Annual	Stock	Options/	Other
Name and	Fiscal	Salary	Bonus	Compensation	Awards	SAR’s	Compensation
Principal Position	Year	($)	($)	($)(1)	($)	(#)	($)(2)

James A. Watt	2005	440,000	880,000		2,092,500	—	2,322
Chairman and Chief Executive	2004	414,000	580,000	—	590,064	—	1,242
Officer	2003	400,008	358,000	—	—	35,000	1,242
Robert P. Murphy	2005	320,000	480,000		1,534,500	—	810
President and Chief Operating	2004	301,200	361,000	—	429,608		810
Officer	2003	290,004	300,000	—	—	30,000	540

Gregory B. Cox	2005	192,000	192,000		864,900	—	922
Senior Vice President/	2004	181,038	133,000	—	248,448	—	861
Exploration	2003	174,000	105,000	—	—	18,000	822
Steven J. Craig	2005	183,000	146,400		753,300	—	872
Senior Vice President/	2004	176,100	70,000	—	214,804	—	836
Planning and Administration	2003	171,000	70,000	—	—	12,000	806
Frank T. Smith, Jr.	2005	184,000	147,200		753,300	—	1,641
Senior Vice President/Finance	2004	87,230	69,000	—	209,628	25,000	720
and Secretary

(1)	No amount is included, as it is less than the lower of $50,000 or 10% of the total salary and bonus of the individual for the year.

(2)	These amounts are for group term life insurance premiums paid by the Company.

See “Change in Control Arrangements, Severance Plans and Employment Contracts” below.

1997 Stock Option Plan

We granted stock options for our employees and directors under the 1997 Stock Option Plan which was approved by stockholders. Fewer than 50,000 shares remain ungranted under this plan. In 2005, we did not make any grants under the program. No more options will be issued under the 1997 Stock Option Plan. All options are vested as of December 31, 2004. Details concerning the 1997 stock option plan are contained in the plan itself. For a copy of the plan, call Investor Relations at (214) 210-2650.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Number
	of		Number of Securities
	Shares		Underlying Unexercised		Value of Unexercised
	Acquired	Value	Options at Fiscal		In-the-Money Options at
	on	Realized	Year-End		Fiscal Year-End ($)(2)
Name	Exercise	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

James A. Watt	92,391	$2,469,062	108,473	0	$2,202,958	0
Robert P. Murphy	62,512	$1,441,390	48,597	0	$890,552	0
Gregory B. Cox	64,443	$1,484,177	23,677	0	$438,659	0
Steven J. Craig	28,000	$347,900	0	0	$0	0
Frank T. Smith, Jr.	0	$0	25,000	0	$315,250	0

(1)	Computed as the number of securities multiplied by the difference between the option exercise price and the mean of the high and low price of our common stock on the date of exercise.

(2)	Computed as the number of securities multiplied by the difference between the option exercise prices and the closing price of our common stock on December 31, 2005.

1999 Contingent Stock Grants

In 1999, the Board of Directors approved contingent awards of stock to employees and directors totaling 679,937 shares of our common stock. As of March 2006, all shares have vested.

2004 Stock Incentive Plan

On May 24, 2004, our stockholders approved the Remington Oil and Gas Corporation 2004 Stock Incentive Plan. Under that plan, two grants of stock have been approved by the Compensation Committee and/or the Board of Directors. Both grants were made to directors, officers and other employees. The first grant made in 2004, 206,000 shares, will vest 20% on each October 14, beginning in 2005. The second grant made in 2005, 690,100 shares, will vest 25% on April 13, 2008 and 2009 and 50% on April 13, 2010. Vesting of the grant may be accelerated in accordance with the grant agreements executed by the Company and each grantee. Upon the consummation of the merger with Helix Energy Solutions Group, Inc. these stock grants will fully vest. The following table summarizes for each Named Executive Officer and the value of the unvested stock grants as of March 27, 2006:

	Number of Unvested
Name	Restricted Shares Held	Value

James A. Watt	93,240	$3,953,376
Robert P. Murphy	68,280	$2,895,072
Gregory B. Cox	38,680	$1,640,032
Steven J. Craig	33,640	$1,426,336
Frank T. Smith, Jr.	33,480	$1,419,552

Pension Plans

Our defined benefit pension plans provide retirement and other benefits to eligible employees upon reaching the “normal retirement age,” which is age 65 or after 3 years of service (5 years if employment terminated prior to January 1, 2001), if later. Directors who are not also employees of the Company are not eligible to participate in the plans. Employees are eligible to participate on January 1 following the completion of six months of service or the attainment of age 20 1/2, if later. Additional provisions are made for early or late retirement, disability retirement and benefits to surviving beneficiaries. Subject to Internal Revenue Code imposed limitations discussed in Footnote (1) below, at normal retirement age, an eligible employee will receive a monthly retirement income equal to 35% of his or her average monthly compensation during the three consecutive calendar years in the prior 10 years which provide the highest average compensation, plus 0.65% of such average compensation in excess of the amount shown in the Social Security Covered Compensation Table (as published annually by the Internal Revenue Service) multiplied by his or her years of service, limited to 35 years. If an employee terminates employment (other than by death or disability) before completion of three years of service (five years if employment terminated prior to January 1, 2001), no benefits are payable. If an employee terminates employment after three years of service (five years if employment terminated prior to January 1, 2001), the employee is entitled to all pro rata accrued benefits. The following table illustrates the annual pension for plan participants that retire at “normal retirement age” in 2005:

Pension Plan Table

Average	Years of Service(1)(3)(4)
Compensation(1)(2)	15	20	25	30	35
$	$	$	$	$	$

125,000	51,199	53,682	56,165	58,648	61,131
150,000	62,387	65,682	68,978	72,273	75,569
175,000	73,574	77,682	81,790	85,898	90,006
200,000	84,762	89,682	94,603	99,523	104,444
225,000	89,237	94,482	99,728	104,973	110,219
250,000	89,237	94,482	99,728	104,973	110,219
300,000	89,237	94,482	99,728	104,973	110,219
400,000	89,237	94,482	99,728	104,973	110,219
450,000	89,237	94,482	99,728	104,973	110,219
500,000	89,237	94,482	99,728	104,973	110,219

(1)	As of December 31, 2005, the Internal Revenue Code does not allow qualified plan compensation to exceed $210,000 or the benefit payable annually to exceed $170,000. The Internal Revenue Service will adjust these limitations for inflation in future years. When the limitations are raised, the compensation considered and the benefits payable under the pension plans will increase to the level of the new limitations or the amount otherwise payable under the pension plans, whichever amount is lower.

(2)	Subject to the above limitations, compensation in this table is generally equal to all of a participant’s cash compensation paid in a fiscal year (the total of Salary, Bonus, and Other Annual Compensation in the Summary Compensation Table). Average compensation in this table is the average of a plan participant’s compensation during the highest three consecutive years out of the prior 10 years.

The Company has no supplemental retirement plans for executive employees or directors.

(3)	The estimated credited service at December 31, 2005, for the executive officers shown in the Summary Compensation Table is as follows: James A. Watt (9 years), Robert P. Murphy (8 years), Frank T. Smith, Jr. (1 year), Steven J. Craig (11 years), and Gregory B. Cox (8 years).

(4)	The normal form of payment is a life annuity for a single participant or a 50% joint and survivor annuity for a married participant. Such benefits are not subject to a deduction for Social Security or other offset amounts.

Corporate Governance-Board Compensation

Our employees receive no extra pay for serving as directors. Independent directors receive compensation consisting of cash, stock and long-term incentive awards as set forth in the table below. There were six Board meetings in 2005. All directors attended at least 75% of the meetings and each director is expected to attend our annual meeting.

In 2005 each independent director became vested in 4,776 shares of the 23,880 restricted shares of our common stock that they had been granted on under the 1999 Contingent Stock Grants. As of March 27, 2006 all shares attributable to the 1999 grants were vested.

Non-Employee Director Stock Purchase Plan

•	This plan was approved by our stockholders December 4, 1997

•	Each independent director may, once a year, elect to receive all or part of his Board compensation in our common stock

•	The number of shares received equals 150% of the cash amount of compensation divided by the closing market price of our common stock on the day the cash fees would be payable

•	Shares received under this plan may not be transferred for one year after issuance

•	Shares may be transferred earlier than one year in the case of a director’s death, disability or departure from the Board

•	During the restricted transfer period the director may vote the stock and receive any dividends

•	The Board may terminate this plan at any time

Director Compensation Table

The following table sets forth Director Compensation for 2005.

	Annual	Committee	Restricted Stock
Director	Retainer($)	Fees($)	Award($)	Total($)

John E. Goble, Jr.	55,000	18,000	558,000	631,000
William E. Greenwood	45,000	28,500	558,000	631,500
David E. Preng	67,500	31,500	558,000	657,000
Thomas W. Rollins	60,000	20,000	558,000	638,000
Alan C. Shapiro	60,000	36,000	558,000	654,000
Don D. Box (Director Emeritus)	30,000	—	558,000	588,000

The value of the Restricted Stock Award is the number of shares granted in 2005 (20,000 shares) times the average of the high and low price of Remington stock on the day of the stock grant (April 15, 2005). The stock award was made pursuant to the 2004 Remington Oil and Gas Corporation Stock Incentive Plan. This plan is discussed under Equity Compensation Plans. Directors are reimbursed for actual expenses. No employee director receives extra pay for serving as a Director.

Our By-Laws provide that the Board may appoint Directors Emeritus in order to utilize the experience and expertise of a former director. Directors Emeritus have no vote on the Board.

Corporate Governance-Board Committees

The table below sets forth the membership of the standing committees of the Board with the Chairman of each committee noted with an asterisk.

Director	Audit	Compensation	Nominating	Executive

Goble	X*

Greenwood	X		X

Preng		X	X*	X

Rollins		X	X	X*

Shapiro	X	X*

Watt				X

Number of meetings in 2005	6	7	1	1

The Audit Committee and its functions are governed by an Audit Committee Charter adopted by our Board of Directors. The Audit Committee Charter is included in this proxy statement and can be found on our website.

The Compensation Committee and its functions are discussed in the Compensation Committee Report contained in this proxy statement.

The Nominating and Corporate Governance Committee’s primary purposes are to identify individuals qualified to become members of the Board of Directors, and to recommend a slate of directors to the Board of Directors for election at the Company’s annual meeting or, if requested by the Board of Directors, recommend director candidates to fill a vacancy on the Board.

The Executive Committee has authority to perform in place of the Board of Directors except for matters relating to amending our Certificate of Incorporation, declaring dividends, adopting a merger agreement, recommending to the stockholders a sale or dissolution of the Company, removing or indemnifying directors, and amending By-Laws.

Independent Directors:

Apart from their meetings in connection with scheduled Board of Directors meetings, the five independent directors met two times in 2005. All or part of these meetings excluded company executives. The additional meeting was held in conjunction with director continuing education and to discuss outside of the presence of Company executive officers the direction of the Company and Board evaluations.

The members of the Board also attend corporate governance programs including many run by the National Association of Corporate Directors (NACD). Mr. Preng is a Director of the Houston chapter of the NACD.

From time to time, other committees of the Board of Directors may be established for special purposes.

Change in Control Arrangements, Severance Plans and Employment Contracts

On April 13, 2005, our Board of Directors upon recommendation of our Compensation Committee approved an Executive Severance Plan which covers our Chief Executive and Chief Operating Officer and an Employee Severance Plan which covers all other officers and employees.

Pertinent provisions of the severance plans are outlined below.

Executive Severance Plan

•	Covered employees: James A. Watt and Robert P. Murphy

•	Severance Benefits:

(a)	Employment terminated by death or Disability – accrued salary through termination date and pro rata target bonus

(b)	Involuntary Termination or termination with Good Reason, not connected with Change in Control – (i) cash payment equal to 2 times the sum of current Base Salary and the average incentive bonus paid over the last 3 years, (ii) all stock options, restricted stock and other equity compensation shall be governed by the respective plans and granting agreements, (iii) 2 years medical and dental benefits for employee and immediate family, (iv) 12 months out-placement services, (v) immediate vesting of all non-qualified deferred compensation, subject to applicable provisions of tax law

(c)	Involuntary Termination or termination for Good Reason within 3 months prior to or 2 years after a Change of Control – (i) cash payment equal to 2.99 times the sum of current Base Salary and the employee’s maximum annual incentive opportunity, (ii) all stock options, restricted stock and other equity compensation shall be governed by the respective plans and granting agreements, (iii) 3 years medical and dental benefits for employee and immediate family, (iv) 12 months out-placement services, (v) immediate vesting of all non-qualified deferred compensation, subject to applicable provisions of tax law

(d)	gross-up payment for any excise taxes imposed by Sections 409A or 4999 of the Internal Revenue Code

•	3 year confidentiality

•	1 year non-compete provisions upon termination apart from a change of control

Employee Severance Plan

•	Covered employees: all full time employees other than James A. Watt and Robert P. Murphy

•	Severance Benefits for Officers and Selected Exempt Employees:

(a)	Employment terminated by death or Disability – accrued Base Salary through termination date and pro rata target bonus

(b)	Involuntary Termination, not connected with Change in Control – (i) cash payment equal to 1 times the sum of current Base Salary and the average incentive bonus paid over the last 3 years, (ii) all stock options, restricted stock and other equity compensation shall be governed by the respective plans and granting agreements, (iii) 1 year medical and dental benefits for employee and immediate family subject to employee gaining new employment with similar benefits, (iv) 12 months out-placement services, (v) immediate vesting of all non-qualified deferred compensation, subject to applicable provisions of tax law

(c)	Involuntary Termination or termination with Good Reason within 2 years after a Change of Control – (i) cash payment equal to 2 times the sum of current Base Salary and the employee’s maximum annual incentive opportunity, (ii) all stock options, restricted stock and other equity compensation shall be governed by the respective plans and granting agreements, (iii) 2 years medical and dental benefits for employee and immediate family subject to employee gaining new employment with similar benefits , (iv) 12 months out-placement services, (v) immediate vesting of all non-qualified deferred compensation, subject to applicable provisions of tax law

(d)	gross-up payment for any excise taxes imposed by Sections 409A or 4999 of the Internal Revenue Code

•	Severance Benefits for Exempt and Non-Exempt Employees:

(a)	Employment terminated by death or Disability – accrued Base Salary through termination date and pro rata target bonus

(b)	Involuntary Termination or termination with Good Reason within 1 year after Change of Control – (i) cash payment equal to the greater of 6 months Base Pay or 1 month’s Base Salary for each year of service up to 9 months Base Pay, (ii) all stock options, restricted stock and other equity compensation shall be governed by the respective plans and granting agreements, (iii) the greater of 6 months or 1 month for each year of service up to 9 months, medical and dental benefits for employee and immediate family subject to employee gaining new employment with similar benefits

(c)	gross-up payment for any excise taxes imposed by Sections 409A or 4999 of the Internal Revenue Code

•	3 year confidential information

•	1 year non-compete provisions upon termination apart from a change of control

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Alan C. Shapiro, David E. Preng, and Thomas W. Rollins, served on the Compensation Committee in 2005. No executive officer or employee serves on the compensation committee of the Board. None of our executive officers serves on the board of directors of any other entity that has an executive officer serving on our Board.

Board Compensation Committee Report on Executive Compensation

Each member of the Compensation Committee is independent, as determined by our Nominating and Corporate Governance Committee and our Board of Directors and based on our independence principles outlined in our By-Laws and Corporate Governance Guidelines, which define director independence more strictly than the New York Stock Exchange listing standards.

The Compensation Committee’s primary responsibility is making recommendations to the Board of Directors relating to compensation of our Chief Executive Officer and providing oversight of management’s decisions regarding the compensation of all other executive officers and other employees. The Committee also makes recommendations to the Board of Directors regarding employee benefits, our defined benefit plans, defined contribution plans, and stock based plans. In addition the Committee is charged with assisting the Board in developing CEO succession plans.

A more complete description of this Committee’s function is contained its Charter which is available on our website at www.remoil.net.

Overview of Compensation Philosophy and Program

Our philosophy is to develop a systematic, competitive executive compensation program which recognizes an executive officer’s position and responsibilities, takes into account competitive compensation levels in the industry by similarly sized companies, and reflects both individual and Company performance.

The executive compensation program developed by the Committee is composed of the following three elements: (i) a base salary, (ii) a performance based annual incentive (short-term), and (iii) a stock based grant incentive (long-term). Under this program, the short-term and long-term incentives are “at risk” and are based on the performance of the Company versus defined goals. In addition, the long-term incentives are further “at risk” because they require continued employment through each scheduled vesting date.

The Committee compiles data reflecting the compensation practices of a broad range of organizations in the oil and gas industry that are similar to us in size and performance. In addition, outside experts in executive compensation are consulted. For both the base salary and the annual cash incentive portion of executive compensation the Committee has adopted a philosophy of paying our executive officers at a level that is competitive and within ranges reflected by the data compiled and the opinions of the outside consultants.

     Base Salaries

Base salaries for our executive officers are established based on the scope of their responsibilities, taking into account competitive market compensation paid by our peers. Base salaries are reviewed annually. The salaries we paid to our most highly paid executive officers for the last three years are set forth in the Summary Compensation Table included under Executive Compensation in this Proxy Statement.

     Annual Cash Incentives

The Committee has developed a performance-based annual cash incentive plan covering the executive officers. The objectives in designing the program are to reward participants for accomplishing objectives which are generally measurable and are key components in the measure of shareholder value. Under the annual cash incentive program, the Committee has established a “target” cash incentive award for each executive officer including the Chief Executive Officer that is payable based primarily on the Company achieving certain performance targets which have been set by the Committee and the Board of Directors. To a lesser extent, this cash incentive is based on the executive officer achieving certain individual performance objectives. The basis for our emphasis on reaching company wide goals over individual performance is based upon the Committee’s belief that due to our size and the nature of our business, the best collective efforts of our executive officers are required to meet the our objective of increasing shareholder value. The performance targets are increasing reserves, production, controlling finding and development costs, and maintaining a competitive return on capital employed. The annual cash incentives we paid to our most highly paid executive officers for the last three years are set forth in the Summary Compensation Table included under Executive Compensation in this Proxy Statement.

     Long-Term Stock Based Incentives

The philosophy of our long-term stock based incentive program is to award stock based incentives to selected plan participants based on their levels within the Company and upon individual merit. Our goal in the design of the program is to allow for a size of award that is competitive within the industry and which provides the executive officers and other employees a meaningful incentive to remain with the Company, to increase performance, and to focus on achieving long-term increases in shareholder value. Other factors considered include the participant’s contribution towards achieving the Company’s long-term objectives such as reserve and production growth as well as the participant’s contributions in achieving the Company’s short and long-term profitability targets.

Prior to 2004, the vast majority of the long-term stock incentive awards were made under our 1997 Stock Option Plan which was approved by our stockholders in December 1997. At our 2004 Annual Meeting, the stockholders approved the Remington Oil and Gas 2004 Stock Incentive Program. Two award grants, a 2004 award and a 2005 award under this program have been approved by this Committee and the Board of Directors. Details of these awards are discussed in general in the Equity Compensation Plans portion of this proxy statement.

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a $1 million limit on the amount a public company may deduct for compensation paid to the company’s Chief Executive Officer or any of the company’s four most highly compensated executive officers who are employed at the end of the year. Certain types of performance based compensation are not subject to this limit. While this Committee generally intends to structure and administer executive compensation in such a manner so as to not impair the deductibility of CEO and executive officer compensation, the Committee may from time to time approve payments that cannot be deducted in order to maintain flexibility in structuring appropriate compensation programs for the benefit of our stockholders. The Committee does not believe that any loss of the tax deduction benefit would be of a material amount, and such loss would be outweighed by the benefit to our stockholders.

Employment and Severance Agreements

Prior to 2005, the Company has had employment agreements with its Chief Executive Officer and three other executive officers. In addition, a severance program has covered the other Company employees. In April of 2005, this Committee and the Board of Directors, in consultation with outside compensation experts, approved severance plans designed to replace the employment contracts and current severance program.

Chief Executive Officer Compensation

Within the framework described above, this Committee and the Board of Directors approved compensation in salary and bonus for Mr. Watt in an amount which recognizes his strong leadership in directing the Company to the high level of achievement of the performance goals referenced in this report as well as his leadership that has ensured that the Company maintains a strong financial position. In addition, he was granted long-term stockincentive awards in such amounts as to reinforce his leadership in guiding the Company in its excellent overall achievements of the past year. His base salary paid in 2005 was $440,000 with a bonus of $880,000. He received long-term stock incentive awards valued on the date of the grant at $2,092,500 representing a multi-year grant aggregating 75,000 shares of our common stock. The details including the vesting schedule of the long-term stock award are set forth in this proxy statement in the discussion of our equity compensation plans.

This report on executive compensation for 2005 is provided by the undersigned members of the Compensation Committee of the Board of Directors.

Dr. Alan C. Shapiro — Chairman
David E. Preng
Thomas W. Rollins

Performance Graph

The following performance graph compares the performance of our common stock to the indices indicated below for the Company’s last five fiscal years. The graph assumes that the value of an investment in our common stock and in each index was $100 at December 31, 2000, and that all dividends were reinvested.

	12/31/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005
REMINGTON	100.00	133.1	126.2	151.5	209.6	280.8
NYSE U.S.	100.00	92.4	75.9	96.9	109.6	117.5
NYSE O&G	100.00	55.5	53.7	72.9	99.5	152.0
NASDAQ U.S.	100.00	79.3	54.8	82.0	89.2	91.1
NASDAQ O&G	100.00	74.9	74.4	131.4	204.0	314.7

From December 28, 1998, through June 19, 2002, our common stock traded on the Nasdaq Stock Exchange under the symbol ROIL. Since June 20, 2002, our common stock has traded on the New York Stock Exchange under the symbol REM.

Security Ownership of Certain Beneficial Owners and Management

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Ownership of Certain Beneficial Owners

As of March 27, 2006, the following persons or entities held shares of the Company’s common stock in amounts totaling more than 5% of the total shares of common stock outstanding. This information was furnished to us by such persons or derived from statements filed with the Commission.

	Shares of
Name and Address of	Common Stock	Percent of
Beneficial Owner	Beneficially Owned	Common Stock

J.R. Simplot	4,527,595(1)	15.69%
999 Main Street
Boise, Idaho 83702
Paulson & Co. Inc.	1,579,400	5.47%
590 Madison Avenue
New York, NY 10022

(1)	The shares are held by JRS Properties III L.P., J.R. Simplot Self-Declaration of Revocable Trust, of which J.R. Simplot is the beneficiary and a trust for the benefit of Mr. Simplots spouse hold approximately 98% of the limited partnership interest in JRS Properties III L.P.

Ownership of Management

The number of shares of the Company’s common stock beneficially owned as of March 27, 2006, by each director of the Company, each officer listed in the Summary Compensation Table, and the group comprising all directors and executive officers, are set forth in the following table. This information was furnished to the Company by such persons.

		Options
		Exercisable
		within
	Shares	60
	of	days
	Common	of			Percent
	Stock	April			of
	Beneficially	15,	Restricted		Common
Name	Owned	2004	Stock(1)	Total	Stock

Gregory B. Cox	60,564	23,677	38,680	122,921	*
Steven J. Craig	1,221	0	33,640	34,861	*
John E. Goble, Jr.	25,305	60,834	24,960	111,099	*
William E. Greenwood	45,473	135,000	24,960	205,433	*
Robert P. Murphy	77,678	38,597	68,280	184,555	*
David E. Preng	228,224	0	24,960	253,184	*
Thomas W. Rollins	21,521	110,000	24,960	156,481	*
Alan C. Shapiro	36,310	47,500	24,960	108,770	*
Frank T. Smith, Jr.	1,620	25,000	33,480	60,100	*
James A. Watt	161,643	78,473	93,240	333,356	1.1%
All directors and executive officers as a group (11 persons)	669,328	519,081	407,720	1,596,129	5.36%

*	Less than one percent of the outstanding shares.

(1)	These amounts represent share grants approved by our Board of Directors pursuant to the Remington Oil and Gas Corporation 2004 Stock Incentive Plan. A discussion of these grants is contained under Equity Compensation Plans.

The following table presents information about our equity compensation plans at December 31, 2005.

	Number of
	Securities to
	be Issued	Weighted Average
	upon Exercise	Exercise Price	Number of
	of Outstanding	of Outstanding	Securities Remaining
	Options, Warrants	Options, Warrants	Available for
Plan Category	and Rights	and Rights	Future Issuance
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	1,551,973	$6.13	976,413
Equity compensation plans not approved by stockholders	59,478	$—	—

Total	1,611,451	$5.91	976,413

The information above regarding equity compensation plans not approved by the stockholders includes contingent one-time stock grants made in 1999 to all employees and directors. 686,472 shares were awarded. The remaining 59,478 shares vest on January 17, 2006.

Item 13.	Certain Relationships and Related Transactions.

None.

Independent Public Accountants

Item 14.	Principal Accountant Fees and Services.

The Audit Committee of our Board of Directors has selected Ernst & Young LLP as our principal independent public accountants. Ernst & Young performed our audits for the fiscal years ended December 31, 2005, 2004 and 2003.

Our principal independent public accountants’ report on the financial statements for either of the past three years has not contained an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During our two most recent fiscal years prior to the engagement of Ernst & Young, we did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Because we recognize the importance of Ernst & Young maintaining objectivity in their audits, Ernst & Young will not be engaged to perform any accounting, tax, or advisory work which they will be placed in judgment of as part of their audit of our financial statements. In addition, the Audit Committee must approve any engagement of Ernst & Young apart from their engagement as our auditors.

Our Audit Committee Charter allows the Chairman of the Audit Committee to approve up to $50,000 in fees with Ernst & Young over and above the amount authorized in our primary engagement letter with Ernst & Young. Any authorization by the Audit Committee Chairman of such additional fees is subject to ratification by at least a majority of the Audit Committee acting as a whole. Other than as discussed above, we have no pre-approved arrangements with Ernst & Young. The Audit Committee approved all of the services relating to the fees shown below.

Fees

For the fiscal years ended December 31, 2005, and December 31, 2004, we incurred the following charges from Ernst & Young in connection with their services:

Type of Fees	2005	2004
Audit Fees	$605,551	$633,155
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$605,551	$633,155

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees we paid Ernst & Young for professional services for the audit of our consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Q, and for services that are normally provided by the accountant in connection with regulatory filings or engagements including comfort letters, consents, and assistance with review of documents filed with the Commission; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for preparation of compliance reports for our retirement plans.

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

(3) Exhibits

Exhibit
Number	Exhibit

2.1****	Agreement and Plan of Merger.
2.2****	Amendment No. 1 to Agreement and Plan of Merger.
3.1###	Restated Certificate of Incorporation of Remington Oil and Gas Corporation.
3.3++	By-Laws as amended of Remington Oil and Gas Corporation.
10.1**	Pension Plan of Remington Oil and Gas as Amended and Restated Effective January 1, 2000.
10.2**	Amendment Number One to the Pension Plan of Remington Oil and Gas Corporation.
10.3##	Amendment Number Two to the Pension Plan of Remington Oil and Gas Corporation.
10.4##	Amendment Number Three to the Pension Plan of Remington Oil and Gas Corporation.
10.5***	Amendment Number Four to the Pension Plan of Remington Oil and Gas Corporation.
10.6+	1997 Stock Option Plan (as amended June 17, 1999 and May 23, 2001).
10.7*	Non-Employee Director Stock Purchase Plan.
10.8##	Form of Employment Agreement effective April 30, 2002, by and between Remington Oil and Gas Corporation and an executive officer.
10.9#	Form of Contingent Stock Grant Agreement — Directors.
10.10#	Form of Contingent Stock Grant Agreement — Employees.
10.11#	Form of Amendment to Contingent Stock Grant Agreement — Directors.
10.12#	Form of Amendment to Contingent Stock Grant Agreement — Employees.
10.13###	Remington Oil and Gas Corporation 2004 Stock Incentive Plan.
10.14+++	First Amendment to Remington Oil and Gas Corporation 2004 Stock Incentive Plan.
10.15+++	Form of Restricted Stock Agreement (Employees).
10.16+++	Form of Restricted Stock Agreement (Non-employee Directors).
10.17+++	Remington Oil and Gas Corporation Executive Severance Plan.
10.18+++	Remington Oil and Gas Corporation Employee Severance Plan.

Exhibit
Number	Exhibit

14.1++	Code of Business Conduct and Ethics.
21###	Subsidiaries of Registrant.
23.1####	Consent of Ernst & Young LLP.
23.2####	Consent of Netherland, Sewell & Associates, Inc.
31.1	Certification of James A. Watt, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Frank T. Smith, Jr., Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of James A. Watt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Frank T. Smith, Jr., Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission on March 30, 1998.

#	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000 filed with the Commission on March 16, 2001.

+	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001 filed with the Commission on November 9, 2001.

**	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001 filed with the Commission on March 21, 2002.

##	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2002, filed with the Commission on March 31, 2003.

++	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 2003, filed with the Commission on August 11, 2003.

***	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2003, filed with the Commission on March 12, 2004.

###	Incorporated by reference to the Company’s Form 10-K/A (file number 1-11516) for the fiscal year ended December 31, 2004, filed with the Commission on March 17, 2005.

+++	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended March 31, 2005, filed with the Commission on April 29, 2005.

****	Incorporated by reference to the Company’s Form 8-K (file number 1-11516) filed with the Commission on January 26, 2006.

####	Incorporated by reference to the Company’s Form 10-K (filed number 1-11516) for the fiscal year ended December 31, 2005, filed with the Commission on March 14, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMINGTON OIL AND GAS CORPORATION

By:	/s/ James A. Watt
James A. Watt
Chairman and Chief Executive Officer

Date: March 28, 2006