Form 10-Q
period 2006-03-31
REMINGTON OIL & GAS CORP
filed 2006-05-05
CIK 874992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      There were 28,870,296 outstanding shares of Common Stock, $0.01 par value, on May 4, 2006.

Remington Oil and Gas Corporation

PART I, FINANCIAL INFORMATION

Item 1.	Financial Statements
Remington Oil and Gas Corporation
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005

	(Unaudited)
	(In thousands, except
	share data)
ASSETS
Current assets
Cash and cash equivalents	$47,887	$38,860
Accounts receivable	62,704	66,887
Insurance receivable	38,932	23,308
Income taxes receivable	—	5,767
Prepaid expenses and other current assets	12,942	5,466

Total current assets	162,465	140,288

Properties
Oil and gas properties (successful-efforts method)	937,791	908,437
Other properties	3,876	3,758
Accumulated depreciation, depletion and amortization	(485,804)	(468,290)

Total properties	455,863	443,905

Other assets	1,874	1,872

Total assets	$620,202	$586,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$72,474	$76,561
Income taxes payable	3,521	—
Current deferred income taxes	1,094	1,094

Total current liabilities	77,089	77,655

Long-term liabilities
Asset retirement obligation	23,498	21,375
Deferred income taxes	86,612	82,876

Total long-term liabilities	110,110	104,251

Total liabilities	187,199	181,906

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $.01 par value, 25,000,000 shares authorized, no shares outstanding
Common stock, $.01 par value, 100,000,000 shares authorized, 28,886,443 shares issued and 28,852,084 shares outstanding in 2006, 28,790,997 shares issued and 28,756,638 shares outstanding in 2005	289	288
Additional paid-in capital	155,573	149,234
Restricted common stock	—	24,264
Unearned compensation	—	(20,385)
Retained earnings	277,141	250,758

Total stockholders’ equity	433,003	404,159

Total liabilities and stockholders’ equity	$620,202	$586,065

See accompanying Notes to Condensed Consolidated Financial Statements.

Remington Oil and Gas Corporation
Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
	(In thousands, except
	per share amounts)
Revenues
Gas sales	$44,619	$40,390
Oil sales	15,377	19,081
Interest income	458	252
Other income	17,644	63

Total revenues	78,098	59,786

Costs and expenses
Operating	7,228	5,912
Exploration	7,004	10,385
Depreciation, depletion and amortization	17,858	16,011
Impairment expense	274	297
General and administrative	5,186	2,121
Interest and financing	127	198

Total costs and expenses	37,677	34,924

Income before income taxes	40,421	24,862
Income tax expense	14,038	8,827

Net income	$26,383	$16,035

Basic income per share	$0.92	$0.57

Diluted income per share	$0.90	$0.56

Weighted average shares outstanding (Basic)	28,822	28,045

Weighted average shares outstanding (Diluted)	29,414	28,838

See accompanying Notes to Condensed Consolidated Financial Statements.

Remington Oil and Gas Corporation
Condensed Consolidated Statements of Cash Flows

	Three Months
	Ended
	March 31,

	2006	2005

	(Unaudited)
	(In thousands)
Cash flow provided by operations
Net income	$26,383	$16,035
Adjustments to reconcile net income
Depreciation, depletion and amortization	17,858	16,011
Deferred income taxes	3,736	5,451
Amortization of deferred charges	25	46
Dry hole costs	5,227	9,049
Impairment costs	274	297
Cash paid for dismantlement	(10)	(243)
Stock based compensation	1,241	512
Tax benefit from exercise of stock options	(1,013)	3,376
Gain on sale of properties	(59)	—
Changes in working capital
(Increase) decrease in accounts receivable	3,968	(5,646)
(Increase) in insurance receivable	(15,624)	—
Decrease in income taxes receivable	5,767	—
(Increase) decrease in prepaid expenses and other assets	(7,501)	49
Increase in accounts payable and accrued expenses	5,539	418
Increase in income taxes payable	4,534	—

Net cash flow provided by operations	50,345	45,355

Cash from investing activities
Capital expenditures	(42,668)	(47,600)
Proceeds from sale of properties	130	—

Net cash (used in) investing activities	(42,538)	(47,600)

Cash from financing activities
Tax benefit from exercise of stock options	1,013	—
Common stock issued	665	6,833
Purchase of treasury stock	(458)	(336)

Net cash provided by financing activities	1,220	6,497

Net increase in cash and cash equivalents	9,027	4,252
Cash and cash equivalents at beginning of period	38,860	58,659

Cash and cash equivalents at end of period	$47,887	$62,911

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
      We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2006. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 2005 Form 10-K and 10-K/A. The income statement for the three months ended March 31, 2006, cannot necessarily be used to project results for the full year.

New Accounting Standard
      Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in our Consolidated Statements of Income, based on their fair values as of the grant date. SFAS 123(R) supersedes Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”.
      We have adopted SFAS 123(R) using the modified prospective method which requires us to record compensation cost related to unvested stock awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123(R) and recognized on a straight line basis over the service period relating to each award. SFAS 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow rather than as an operating cash flow as required under previous literature.
      On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).
      We recorded $1.2 million in share-based compensation expense during the three months ended March 31, 2006, related to employee stock grants. In addition, for the three months ended March 31, 2006, the adoption of SFAS 123(R) resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities of $1.0 million, related to incremental tax benefits from stock options exercised during the period.
      Prior to the adoption of SFAS 123(R), we accounted for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations, and therefore, did not recognize compensation expenses associated with employee stock options. However, since all of our outstanding stock options vested prior to the adoption of SFAS 123(R), we will not recognize any expenses associated with

Remington Oil and Gas Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)
these prior stock option grants. The adoption of SFAS 123(R) had no effect on the accounting for our outstanding stock grant awards.
      The following table summarizes relevant information as to the reported results under the intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied for the three months ended March 31, 2005:

Three Months
Ended
March 31, 2005

(In thousands,
except per
share amounts)
As reported:
Net income	$16,035
Basic income per share	$0.57
Diluted income per share	$0.56
Stock based compensation (net of tax at statutory rate of 35%) included in net income as reported	$329
Stock based compensation (net of tax at statutory rate of 35%) if using the fair value method as applied to all awards	$329
Pro forma (if using the fair value method applied to all awards):
Net income	$16,035
Basic income per share	$0.57
Diluted income per share	$0.56
Weighted average shares used in computation
Basic	28,045
Diluted	28,838

Note 2.	Net Income per Share

	Three Months Ended
	March 31,

	2006	2005

	(In thousands, except
	per share amounts)
Net income	$26,383	$16,035

Basic income per share	$0.92	$0.57

Diluted income per share	$0.90	$0.56

Weighted average common stock
Total common shares for basic income per share	28,822	28,045
Dilutive stock options outstanding (treasury stock method)	288	529
Restricted common stock grant	304	264

Total common shares for diluted income per share	29,414	28,838

Non-dilutive stock options outstanding	928	417

Remington Oil and Gas Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 3.	Insurance Receivables
      As a result of Hurricanes Katrina and Rita, which occurred in August and September of 2005, we incurred physical damage and shut-in production on many of our offshore properties. We maintain insurance coverage for damages to our offshore properties, including producing and drilling wells, platforms, pipelines and lost production. As of March 31, 2006, we have $38.9 million accrued as an insurance receivable on the Balance Sheet. Of this amount, $18.3 million represents insurance receivables for hurricane related expenditures associated with physical damage, lost equipment and a control of well claim. The remaining $20.6 million represents an insurance receivable for partial claim for lost production settled through March 31, 2006, from shut-ins caused by Hurricane Rita, of which $17.3 million is related to the current period and is included in Other income on the Income Statement. Additional claims associated with lost production as a result of Hurricane Katrina have been made and will be recorded when finalized.

Note 4.	Pension Benefits

Components of Net Periodic Pension Benefit Cost

	Three Months
	Ended
	March 31,

	2006	2005

	(In thousands)
Service cost	$208	$136
Interest cost on projected benefit obligation	118	96
Expected return on plan assets	(125)	(128)
Recognized net actuarial loss	52	24
Amortization of prior service costs	1	1

Net periodic pension benefit costs	$254	$129

Employer Contributions
      We disclosed in our financial statements for the year ended December 31, 2005, that we do not expect to make a contribution to the plans in 2006. During the three months ended March 31, 2006, we made no contributions to the plans. At this time, if the Pension Plan is continued, we do not expect to make a contribution to the Pension Plan for 2006. If the Pension Plan is altered as a result of the merger with Helix, a contribution may be required.

Note 5.	Notes Payable
      As of March 31, 2006, our credit facility of $200.0 million had a borrowing base of $150.0 million. Interest only is payable quarterly through September 2009, at which time the line expires and all principal becomes due, unless the line is extended or renegotiated. As of March 31, 2006, there were no borrowings outstanding under the facility.

Note 6.	Forward Sales Contracts
      We have entered into the following agreements for forward sales of production for the period March 2006 through June 2007:

Oil:	1,000 bbls/day @ $70.00/bbl	March 2006 — February 2007
Gas:	20,000 mmbtu/day @ $9.83/mmbtu	March 2006 — August 2006
	10,000 mmbtu/day @ $8.88/mmbtu	September 2006 — December 2006
	20,000 mmbtu/day @ $9.72/mmbtu	January 2007 — June 2007

Remington Oil and Gas Corporation
Notes to Condensed Consolidated Financial Statements — (Continued)

Note 7.	Contingencies
      We have no material pending legal proceedings.

Note 8.	Proposed Merger with Helix Energy Solutions Group, Inc.
      On January 22, 2006 we entered into a merger agreement with Helix Energy Solutions Group, Inc. (formerly Cal Dive International, Inc.). Consideration for the offer from Helix will be $27.00 in cash and 0.436 shares of Helix stock for each of our shares. Completion of the merger is expected in the second quarter of 2006, however, it is subject to customary conditions to closing, including without limitation, approval by our stockholders. We and Helix filed a proxy statement/ prospectus and other relevant documents concerning the proposed merger with the Securities and Exchange Commission on April 3, 2006. In addition, a special meeting of our stockholders will be called seeking approval of the transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion will assist in understanding our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to financial statements, and our Form 10-K and 10-K/ A for the year ended December 31, 2005.
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
      This discussion is primarily an update to the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2005 Form 10-K. We recommend that you read this discussion in conjunction with our Form 10-K and 10-K/ A.
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
Liquidity and Capital Resources
      On March 31, 2006, our current assets exceeded our current liabilities by $85.4 million. Our current ratio was 2.11 to 1. During the first quarter of 2006, our net cash flow provided by operations increased by $5.0 million due to cash inflows from changes in working capital accounts.
      During the first quarter of 2006, our capital expenditures totaled $42.7 million primarily in the Gulf of Mexico where we incurred costs to drill and complete wells and fabricate and install new platforms and facilities. We have budgeted $293 million for capital expenditures during 2006. This capital and exploration budget includes $146 million for 28 exploratory wells, $112 million for offshore platforms and development drilling, and $35 million for workovers and property and seismic acquisitions. We expect that our cash, estimated future cash flow from operations, and available bank line of credit will be adequate to fund these expenditures for the remainder of 2006.
      As of March 31, 2006, our credit facility of $200.0 million had a borrowing base of $150.0 million. Interest only is payable quarterly through September 2009, at which time the line expires and all principal becomes due, unless the line is extended or renegotiated. There were no borrowings outstanding under this facility as of March 31, 2006.
Results of Operations
      Net income for the first quarter of 2006 was $26.4 million or $0.92 basic income per share and $0.90 diluted income per share, compared to net income for the first quarter of 2005 of $16.0 million, or $0.57 basic income per share and $0.56 diluted income per share. Net income increased primarily because of lost production insurance related to Hurricane Rita recorded during the first quarter of 2006.

      The following table reflects oil and gas revenues, production, and prices during the first quarter of 2006 compared to the first quarter of 2005.

	Three Months Ended March 31,

		% Increase
	2006	(Decrease)	2005

	(Dollars in thousands,
	except unit prices)
Gas production volume (MMcf)	5,826	(5.7)%	6,176
Gas sales revenue	$44,619	10.5%	$40,390
Price per Mcf	$7.66	17.1%	$6.54
Increase (decrease) in gas sales revenue due to:
Change in prices	$6,917
Change in production volume	(2,688)

Total increase in gas sales revenue	$4,229

Oil production volume (MBbls)	256	(36.8)%	405
Oil sales revenue	$15,377	(19.4)%	$19,081
Price per barrel	$60.07	27.5%	$47.11
Increase (decrease) in oil sales revenue due to:
Change in prices	$5,249
Change in production volume	(8,953)

Total decrease in oil sales revenue	$(3,704)

Total production Mcfe	7,362	(14.5)%	8,606
Price per Mcfe	$8.15	17.9%	$6.91
      Gas sales revenue increased $4.2 million, or 10.5%, for the first quarter of 2006 compared to the first quarter of 2005 primarily due to the increase in average gas prices offset slightly by a decrease in production. Average gas prices increased $1.12 per Mcf, or 17.1%, during the first quarter of 2006 compared to 2005. Gas production decreased 350 Mmcf, or 5.7%, during the first quarter of 2006 compared to 2005 due to shut-ins for Hurricanes Katrina and Rita and the subsequent damage to platforms and pipeline infrastructure in the Gulf of Mexico. However, new properties in the Gulf of Mexico partially offset the lower production caused by the two hurricanes.
      Oil sales revenue decreased $3.7 million, or 19.4%, for the first quarter of 2006 compared to the first quarter of 2005 primarily due to the decrease in oil production partially offset by the increase in average oil prices. Oil production decreased 149 Mbbls, or 36.8%, due to hurricane related damages while average oil prices increased $12.96 per barrel, or 27.5% during the first quarter of 2006 compared to 2005.
      Operating expenses for the first quarter of 2006 compared to the first quarter of 2005 increased $1.3 million, or 22.3%, as a result of expenses for new operated properties in the Gulf of Mexico.
      Exploration expense for the first quarter of 2006 compared to the first quarter of 2005 decreased $3.4 million, or 32.6%, due to less dry hole expense recorded during the first quarter of 2006.
      Depreciation, depletion and amortization expense including the amortization and accretion of the asset retirement obligations increased $1.8 million, or 11.5%, during the first quarter of 2006 compared to the same period in 2005 primarily due to the increase in the depletable base.
      General and administrative expenses increased $3.1 million, or 144.5%, during the first quarter of 2006 compared to the same period in 2005 primarily due to an increase in professional fees and stock based compensation expense. Stock based compensation expense for the three months ended March 31, 2006 totaled $1.2 million compared to $512 thousand for the comparable period of 2005 primarily due to the April 2005 restricted stock grant.

      Income tax expense for the first quarter of 2006 compared to the first quarter of 2005 increased $5.2 million, or 59.0%, primarily due to the increase in income before taxes. Current income tax expense for the three months ended March 31, 2006 and 2005 was $10.3 million and $787 thousand, or approximately 73.4% and 8.9%, respectively, of the total income tax expense.
      Presenting the expenses on a cost per Mcfe of production basis normalizes for the impact of production gains/losses and provides a measure of expense control efficiencies. The following table highlights certain relevant expense items on this basis with barrels of oil converted to Mcfe at a ratio of one barrel equals six Mcf.

	Three Months
	Ended March 31,

	2006	2005

Operating costs and expenses	$0.98	$0.69
Depreciation, depletion and amortization	$2.43	$1.86
General and administrative expense*	$0.70	$0.25
Interest and financing expense	$0.02	$0.02

* Stock based compensation included in general and administrative expense	$0.17	$0.06
      Expressed in this fashion, operating costs and expenses increased 42.0% to $0.98, for the three months ended March 31, 2006 compared to the same period in 2005 primarily due to costs associated with hurricane related repairs and to the decrease in oil and gas production from hurricanes in the offshore Gulf of Mexico.
      Depreciation, depletion, and amortization increased 30.6% to $2.43 per Mcfe for the three months ended March 31, 2006 compared to the same period in 2005 reflecting the increased costs for finding reserves in the Gulf of Mexico.
      General and administrative expenses increased 180.0% to $0.70 per Mcfe for the first quarter of 2006 compared to the same period in 2005 primarily reflecting the impact of stock based compensation expense associated with the restricted stock grant, increased professional fees associated with the proposed merger with Helix, and lower oil and gas production.
      Interest and financing costs which include line of credit facility fees were comparable for the two quarters.
Critical Accounting Policies
      As of March 31, 2006, there have been no material changes to our critical accounting policies and estimates provided in our Form 10-K for the year ended December 31, 2005 (see Part II, Item 7, “Critical Estimates and Accounting Policies,” in the 2005 Form 10-K).
     Stock-Based Compensation
      Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. Because all of our outstanding stock options vested prior to the adoption of SFAS 123(R), the adoption of SFAS 123(R) had no impact on our results of operations or our financial condition. In addition, the adoption of SFAS 123(R) had no effect on the accounting for our outstanding stock grant awards.
      For the three months ended March 31, 2006, we recorded $1.2 million in share-based compensation expense related to employee stock grants. In addition, the adoption of SFAS 123(R) resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities of $1.0 million, related to incremental tax benefits from stock options exercised during the period.

      Prior to the adoption of SFAS 123(R), we accounted for share-based payments using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and therefore, did not recognize compensation expense associated with employee stock options.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk
      Our revolving bank line of credit is sensitive to changes in interest rates. We have no current debt outstanding under this bank line. The interest rate on debt under this line of credit is based on a premium of 1.0 to 2.0 percentage points over the London Interbank Offered Rate (“Libor”). The rate is reset periodically, usually every three months.
     Commodity Price Risk
      A majority of our production is sold on the spot markets. Accordingly, we are at risk for the volatility in the commodity prices inherent in the oil and gas industry.
      Occasionally we sell forward portions of our production under physical delivery contracts that by their terms cannot be settled in cash or other financial instruments. Such contracts are not subject to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, we do not provide sensitivity analysis for such contracts. For the period March 2006 through June 2007, we entered into the following agreements for forward sales of production:

Oil:	1,000 bbls/day @ $70.00/bbl	March 2006 — February 2007
Gas:	20,000 mmbtu/day @ $9.83/mmbtu	March 2006 — August 2006
	10,000 mmbtu/day @ $8.88/mmbtu	September 2006 — December 2006
	20,000 mmbtu/day @ $9.72/mmbtu	January 2007 — June 2007

Item 4.	Controls and Procedures
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
PART II, OTHER INFORMATION

Item 1.	Legal Proceedings
      We have no material pending legal proceedings.

Item 1A.	Risk Factors
      Information regarding risk factors appears in Part I — Item 1A of our Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None

Item 3.	Defaults upon Senior Securities
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      None

Item 5.	Other Information
      None

Item 6.	Exhibits

2	.1****	Agreement and Plan of Merger.
2	.2****	Amendment No. 1 to Agreement and Plan of Merger.
3	.1###	Restated Certificate of Incorporation of Remington Oil and Gas Corporation.
3	.3++	By-Laws as amended of Remington Oil and Gas Corporation.
10	.1**	Pension Plan of Remington Oil and Gas as Amended and Restated Effective January 1, 2000.
10	.2**	Amendment Number One to the Pension Plan of Remington Oil and Gas Corporation.
10	.3##	Amendment Number Two to the Pension Plan of Remington Oil and Gas Corporation.
10	.4##	Amendment Number Three to the Pension Plan of Remington Oil and Gas Corporation.
10	.5***	Amendment Number Four to the Pension Plan of Remington Oil and Gas Corporation.
10	.6+	1997 Stock Option Plan (as amended June 17, 1999 and May 23, 2001).
10	.7*	Non-Employee Director Stock Purchase Plan.
10	.8##	Form of Employment Agreement effective April 30, 2002, by and between Remington Oil and Gas Corporation and an executive officer.
10	.9#	Form of Contingent Stock Grant Agreement — Directors.
10	.10#	Form of Contingent Stock Grant Agreement — Employees.
10	.11#	Form of Amendment to Contingent Stock Grant Agreement — Directors.
10	.12#	Form of Amendment to Contingent Stock Grant Agreement — Employees.
10	.13###	Remington Oil and Gas Corporation 2004 Stock Incentive Plan.
10	.14+++	First Amendment to Remington Oil and Gas Corporation 2004 Stock Incentive Plan.
10	.15+++	Form of Restricted Stock Agreement (Employees).
10	.16+++	Form of Restricted Stock Agreement (Non-employee Directors).
10	.17+++	Remington Oil and Gas Corporation Executive Severance Plan.
10	.18+++	Remington Oil and Gas Corporation Employee Severance Plan.
14	.1++	Code of Business Conduct and Ethics.
21	###	Subsidiaries of Registrant.
31	.1####	Certification of James A. Watt, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2####	Certification of Frank T. Smith, Jr., Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1####	Certification of James A. Watt, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2####	Certification of Frank T. Smith, Jr., Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 1997 filed with the Commission on March 30, 1998.

#	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2000 filed with the Commission on March 16, 2001.

+	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended September 30, 2001 filed with the Commission on November 9, 2001.

**	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2001 filed with the Commission on March 21, 2002.

##	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2002, filed with the Commission on March 31, 2003.

++	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended June 30, 2003, filed with the Commission on August 11, 2003.

***	Incorporated by reference to the Company’s Form 10-K (file number 1-11516) for the fiscal year ended December 31, 2003, filed with the Commission on March 12, 2004.

###	Incorporated by reference to the Company’s Form 10K/A (file number 1-11516) for the fiscal year ended December 31, 2004, filed with the Commission on March 17, 2005.

+++	Incorporated by reference to the Company’s Form 10-Q (file number 1-11516) for the fiscal quarter ended March 31, 2005, filed with the Commission on April 29, 2005.

****	Incorporated by reference to the Company’s Form 8-K (file number 1-11516) filed with the Commission on January 26, 2006.

####	Filed herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMINGTON OIL AND GAS CORPORATION

By:	/s/ James A. Watt

James A. Watt
Chairman and Chief Executive Officer
Date: May 5, 2006

By:	/s/ Frank T. Smith Jr.

Frank T. Smith Jr.
Senior Vice President/Finance
Date: May 5, 2006